Form 10-Q
period 2002-05-04
AEROPOSTALE INC
filed 2002-06-17
CIK 1168213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

                            ------------------------

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED MAY 4, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM         TO         .

                       COMMISSION FILE NUMBER: 001-31314

                               AEROPOSTALE, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      31-1443880
           (State of incorporation)                 (I.R.S. Employer Identification No.)

    1372 BROADWAY, 8TH FLOOR, NEW YORK, NY                         10018
   (Address of Principal Executive Offices)                      (Zip Code)

                                 (646) 485-5398
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ ]     No [X]

     As of June 13, 2002, the registrant had 34,773,594 of shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION.........................................    2
  Item
     1.   Condensed Consolidated Financial Statements.................    2
          Condensed Consolidated Balance Sheets as of May 4, 2002
          (unaudited) and February 2, 2002............................    2
          Condensed Consolidated Statements of Operations for the
          thirteen weeks ended May 4, 2002 and May 5, 2001
          (unaudited).................................................    3
          Condensed Consolidated Statement of Stockholders' Equity for
          the thirteen weeks ended May 4, 2002 (unaudited)............    4
          Condensed Consolidated Statements of Cash Flows for the
          thirteen weeks ended May 4, 2002 and May 5, 2001
          (unaudited).................................................    5
  Item
     2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   10
  Item
     3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   13

PART II. OTHER INFORMATION............................................   14
  Item
     1.   Legal Proceedings...........................................   14
  Item
     2.   Changes in Securities and Use of Proceeds...................   14
  Item
     3.   Defaults Upon Senior Securities.............................   14
  Item
     4.   Submission of Matters to a Vote of Security Holders.........   14
  Item
     5.   Other Information...........................................   15
  Item
     6.   Exhibits and Reports on Form 8-K............................   15
SIGNATURES............................................................   16

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               AEROPOSTALE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                MAY 4,      FEBRUARY 2,
                                                                 2002          2002
                                                              -----------   -----------
                                                              (UNAUDITED)       (1)
                                                                   (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 29,239      $ 44,958
  Merchandise inventory.....................................     40,009        37,979
  Other current assets......................................      6,664         6,843
                                                               --------      --------
     Total current assets...................................     75,912        89,780
FIXTURES, EQUIPMENT AND IMPROVEMENTS -- Net.................     53,695        48,646
OTHER ASSETS................................................      8,661         8,501
                                                               --------      --------
       TOTAL ASSETS.........................................   $138,268      $146,927
                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................     12,499        13,995
  Accrued expenses..........................................     27,058        37,604
                                                               --------      --------
     Total current liabilities..............................     39,557        51,599
OTHER NONCURRENT LIABILITIES:
  Other liabilities.........................................     27,532        25,521
SERIES B REDEEMABLE PREFERRED STOCK:
  $0.01 par value per share; authorized, issued and
     outstanding, 6 shares liquidation preference $6,250;
     12.5% cumulative.......................................      9,917         9,617
COMMITMENT AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock -- par value, $0.01 per share; 75,266 shares
     authorized, 31,047 shares issued and outstanding.......        310           310
  Common stock -- Nonvoting, par value, $0.01 per share;
     75,266 shares authorized, 1,789 and 1,118 shares issued
     and outstanding........................................         18            11
  Additional paid-in capital................................      9,474         9,321
  Deferred compensation.....................................     (3,853)       (4,473)
  Retained earnings.........................................     55,313        55,021
                                                               --------      --------
     Total stockholders' equity.............................     61,262        60,190
                                                               --------      --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............   $138,268      $146,927
                                                               ========      ========

---------------
Note (1) Balance sheet derived from audited financial statements

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   13 WEEKS ENDED
                                                              -------------------------
                                                              MAY 4, 2002   MAY 5, 2001
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
                                                                   (IN THOUSANDS)
NET SALES...................................................    $85,130       $56,629
COST OF SALES (including $132 equity based compensation in
  2002 and certain buying, occupancy and warehousing
  expenses).................................................     60,981        44,171
                                                                -------       -------
  Gross profit..............................................     24,149        12,458
                                                                -------       -------
COSTS AND EXPENSES:
  Selling, general and administrative expenses (including
     $488 equity based compensation in 2002)................     23,213        15,708
  Amortization of negative goodwill.........................         --           (59)
                                                                -------       -------
     Total costs and expenses...............................     23,213        15,649
                                                                -------       -------
INCOME (LOSS) FROM OPERATIONS...............................        936        (3,191)
INTEREST (INCOME) EXPENSE -- Net............................        (50)          249
                                                                -------       -------
INCOME (LOSS) BEFORE INCOME TAXES...........................        986        (3,440)
PROVISION (BENEFIT) FOR INCOME TAXES........................        394        (1,391)
                                                                -------       -------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................        592        (2,049)
GAIN ON DISCONTINUED OPERATIONS.............................         --             2
                                                                -------       -------
NET INCOME (LOSS)...........................................    $   592       $(2,047)
                                                                =======       =======
BASIC NET INCOME (LOSS) PER COMMON SHARE
  From continuing operations................................    $  0.01       $ (0.07)
  From discontinued operations..............................         --            --
                                                                -------       -------
  Net income (loss) per share...............................    $  0.01       $ (0.07)
                                                                =======       =======
DILUTED NET INCOME (LOSS) PER COMMON SHARE:
  From continuing operations................................    $  0.01       $ (0.07)
  From discontinued operations..............................         --            --
                                                                -------       -------
  Net income (loss) per share...............................    $  0.01       $ (0.07)
                                                                =======       =======
Basic weighted average number of shares outstanding.........     32,652        31,543
Diluted weighted average number of shares outstanding.......     36,458        31,543

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                    COMMON STOCK
                                  COMMON STOCK        NONVOTING      ADDITIONAL
                                 ---------------   ---------------    PAID-IN       DEFERRED     RETAINED
                                 SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     COMPENSATION   EARNINGS    TOTAL
                                 ------   ------   ------   ------   ----------   ------------   --------   -------
                                                                   (IN THOUSANDS)
BALANCE, FEBRUARY 2, 2002:.....  31,047    $310    1,118     $11       $9,321       $(4,473)     $55,021    $60,190
  Net income...................      --      --       --      --           --            --          592        592
  Stock options exercised......      --      --      671       7          153            --           --        160
  Amortization of equity based
    compensation...............      --      --       --      --           --           620           --        620
  Accrued
    dividend -- redeemable
    preferred stock............      --      --       --      --           --            --         (300)      (300)
                                 ------    ----    -----     ---       ------       -------      -------    -------
BALANCE, MAY 4, 2002
  (unaudited)..................  31,047    $310    1,789     $18       $9,474       $(3,853)     $55,313    $61,262
                                 ======    ====    =====     ===       ======       =======      =======    =======

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   13 WEEKS ENDED
                                                              -------------------------
                                                                MAY 4,        MAY 5,
                                                                 2002          2001
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................   $    592       $(2,047)
  Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
    Depreciation and amortization...........................      1,845           956
    Amortization of tenant allowances and above market
     leases.................................................       (693)         (497)
    Amortization of negative goodwill.......................         --           (59)
    Equity based compensation charge........................        620            --
    Gain on discontinued operations.........................         --             2
    Deferred rent, net......................................        640           378
    Pension expense.........................................        125           113
    Changes in operating assets and liabilities:
      Merchandise inventory.................................     (2,030)       (5,241)
      Other current assets..................................        179         3,408
      Other assets..........................................       (177)         (865)
      Accounts payable......................................     (1,496)          810
      Accrued expenses and other liabilities................     (8,607)         (964)
                                                               --------       -------
         Net cash used by operating activities..............     (9,002)       (4,006)
                                                               --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixtures, equipment and improvements.........     (6,877)       (4,938)
                                                               --------       -------
    Cash used in investing activities.......................     (6,877)       (4,938)
                                                               --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised...................................        160             7
  Net borrowings under revolving credit facility............         --         8,699
                                                               --------       -------
    Cash provided by financing activities...................        160         8,706
                                                               --------       -------
DECREASE IN CASH AND CASH EQUIVALENTS.......................    (15,719)         (238)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     44,958         4,791
                                                               --------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................   $ 29,239       $ 4,553
                                                               ========       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid.........................................   $  6,642       $    82
                                                               ========       =======
  Interest expense paid.....................................   $     65       $   214
                                                               ========       =======
SIGNIFICANT NONCASH INVESTING AND FINANCING TRANSACTIONS:
  Accrued dividends on Series B Redeemable Preferred
    Stock...................................................   $    300       $   266
                                                               ========       =======

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND STORE DATA)

1. BASIS OF PRESENTATION

     Aeropostale, Inc. (together with its wholly-owned subsidiary Aeropostale West, Inc., the "Company") is a mall-based specialty retailer of casual apparel and accessories for young women and young men with a total of 292 stores as of May 4, 2002 located in 34 states. On February 3, 2002, Aeropostale, Inc. contributed all of the assets relating to 10 stores that are located in Arizona and California to its wholly-owned subsidiary Aeropostale, West Inc. as part of a tax free reorganization.

     The condensed consolidated financial statements, except for the February 2, 2002 balance sheet, are unaudited. These condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of May 4, 2002 and the results of operations for the thirteen weeks ended May 4, 2002 and May 5, 2001 and cash flows for the thirteen weeks ended May 4, 2002 and May 5, 2001, but are not necessarily indicative of the results of operations for a full fiscal year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended February 2, 2002, which were included as part of the Company's registration statement on Form S-1 (Registration No. 333-84056), as declared effective by the Securities and Exchange Commission on May 15, 2002.

2. PUBLIC OFFERING OF COMMON STOCK

     On May 21, 2002, the Company completed an initial public offering of 14,375,000 shares of common stock of which 1,875,000 and 12,500,000 shares were offered by the Company and certain selling stockholders, respectively, at a price to the public of $18.00 per share. Upon completing the offering, net proceeds of $31.4 million and $209.3 million were distributed to the Company and selling stockholders, respectively. The Company is now authorized to issue 200,000,000 shares of common stock $0.01 par value, and 5,000,000 shares of undesignated preferred stock, $0.01 par value. In connection with the Company's offering, all of the Company's outstanding shares of non-voting common stock were converted into 1,118,447 shares of common stock. Approximately $10.0 million of the approximately $31.4 million of the net proceeds to the Company were used to redeem all of the outstanding shares of 12 1/2% Series B redeemable preferred stock and pay all accrued and unpaid dividends thereon. The remainder of the proceeds will be used for working capital and for general corporate purposes, including new store openings.

     On February 27, 2002, the Company adopted the Aeropostale 2002 Long-Term Incentive Plan that became effective upon the consummation of the initial public offering. A total of 1,735,556 shares of the Company's common stock became available under issuance under the plan. All references to share information reflects a 376.328 for 1 stock split of the Company's common stock and nonvoting common stock which was approved by the Company's Board of Directors and became effective on May 10, 2002. The respective share and share amounts and conversion ratios included in the condensed consolidated financial statements reflect the stock split for all periods presented.

     On December 21, 2001, the Company granted 565,997 options with an exercise price of $0.85 per share which was at a price less than the fair market value of $15.77 per share. The Company incurred approximately $8,445 equity based compensation charge as a result of the grant of these options of which $3,972 was recorded in the year ended February 2, 2002. The Company recorded additional amortization for equity based compensation expense of $620 in the thirteen weeks ended May 4, 2002, of which $132 and $488 is recorded in cost of sales and selling, general and administrative expenses, respectively. The

                               AEROPOSTALE, INC.

Company will recognize acceleration of the unamortized balance of $3,853, in the second quarter, associated with the immediate vesting following the initial public offering.

     The Company will also incur a $142 compensation charge for a bonus for certain management stockholders subsequent to the successful completion of the initial public offering.

3. RECENT ACCOUNTING STANDARDS

     New Accounting Standards -- In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

     SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16, Business Combinations, and FASB Statement No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). The Company has determined that the adoption of this statement will not have an impact on the condensed consolidated financial statements.

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, Intangible Assets. It changes the accounting for goodwill from an amortization method to an impairment only approach. The Company adopted SFAS 142 on August 5, 2001 and recorded negative goodwill of $1,632 as income for a cumulative effect of accounting change. Accordingly, SFAS 142 does not have a impact on the condensed consolidated financial statements for the thirteen weeks ended May 4, 2002 and May 5, 2001 (see Note 5).

     In October 2001, the FASB issued Statement of Financial Accounting Standard SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, but retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 applies the fair value method for testing of impairment, which differs from SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 as it pertains to disposal of a business segment but retains the requirement of that opinion to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, thereby applying to the Company upon the commencement of its fiscal 2003 fiscal year. The adoption of SFAS No. 144 did not have a material impact on the condensed consolidated financial statements for the thirteen weeks ended May 4, 2002.

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical

                               AEROPOSTALE, INC.

corrections, clarify meanings, or describe their applicability under changed conditions. The Company has determined that the adoption of this statement will not have an impact on the condensed consolidated financial statements.

4. EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share. Basic earnings per share have been computed based upon the weighted average of common shares and nonvoting common shares outstanding, after deducting preferred dividend requirements. Diluted earnings per share gives effect to outstanding stock options.

                                                  13 WEEKS ENDED      13 WEEKS ENDED
                                                    MAY 4, 2002         MAY 5, 2001
                                                 -----------------   -----------------
                                                  BASIC    DILUTED    BASIC    DILUTED
                                                 -------   -------   -------   -------
                                                    (UNAUDITED)         (UNAUDITED)
Income (loss) from continuing operations.......  $   592   $   592   $(2,049)  $(2,049)
Preferred stock dividends......................     (300)     (300)     (266)     (266)
                                                 -------   -------   -------   -------
Income (loss) from continuing operations
  available for per-share calculation..........      292       292    (2,315)   (2,315)
Income (loss) from discontinued operations.....       --        --         2         2
                                                 -------   -------   -------   -------
Net income (loss) available for per-share
  calculation..................................  $   292   $   292   $(2,313)  $(2,313)
                                                 =======   =======   =======   =======
Average shares of common stock outstanding.....   32,652    32,652    31,543    31,543
Stock options..................................       --     3,806        --          (a)
                                                 -------   -------   -------   -------
Total average equivalent shares................   32,652    36,458    31,543    31,543
                                                 =======   =======   =======   =======
Per Common Share:
Income (loss) from continuing operations.......  $  0.01   $  0.01   $ (0.07)  $ (0.07)
Income from discontinued operations............       --        --        --        --
                                                 -------   -------   -------   -------
Net (loss) income..............................  $  0.01   $  0.01   $ (0.07)  $ (0.07)
                                                 =======   =======   =======   =======

---------------

(a) Options to purchase 4,223 shares of common stock were not included in the computation of dilutive loss per share for the thirteen weeks ended May 5, 2001 because to do so would have been anti-dilutive.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

     In connection with the purchase by Bear Stearns Merchant Banking and our management team of all the shares of the Company from Federated Specialty Stores, Inc. (a wholly-owned subsidiary of Federated Department Stores, Inc.) on August 3, 1998, the Company recorded gross negative goodwill in the amount of $12.8 million that was being amortized over an estimated life of ten years.

     In connection with the decision to discontinue the operations of the Chelsea Cambell business in February 2000, an allocation of the negative goodwill was made between the Aeropostale and the Chelsea Cambell businesses based upon their relative fair values at the Acquisition date. As a result of such allocation, approximately $8.8 million of unamortized negative goodwill was written off as part of the gain on disposal of the Chelsea Cambell business. The remaining negative goodwill was allocated to Aeropostale and was amortized over its estimated life of ten years. Net negative goodwill was approximately $0 and $59 for the thirteen weeks ended May 4, 2002 and May 5, 2001, respectively.

     The Company adopted SFAS 142 on August 5, 2001. With the adoption of SFAS 142, the remaining negative goodwill was recorded as income from a cumulative effect of accounting change.

                               AEROPOSTALE, INC.

     Net income and income from continuing operations for the thirteen weeks ended May 5, 2001 has been adjusted to reflect net income and income from continuing operations as though no negative goodwill amortization was recorded.

                                                                   13 WEEKS ENDED
                                                              -------------------------
                                                              MAY 4, 2002   MAY 5, 2001
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Income (loss) from continuing operations....................     $ 592        $(2,049)
Adjusted income (loss) from continuing operations...........       592         (2,108)
Net income (loss)...........................................       592         (2,047)
Adjusted net income (loss)..................................       592         (2,106)
Diluted income (loss) from continuing operations per
  share.....................................................     $0.01        $ (0.07)
Adjusted diluted income (loss) from continuing operations
  per share.................................................      0.01          (0.08)
Diluted net income (loss) per share.........................      0.01          (0.07)
Adjusted net income (loss) per share........................      0.01          (0.08)

6. REVOLVING CREDIT FACILITY

     The Company has a revolving credit agreement, as amended, with a bank under which the Company may borrow or obtain letters of credit up to an aggregate of $55 million (the "Credit Facility"), with letters of credit having a sub-limit of $15 million. The facility matures by its terms on July 31, 2004. Indebtedness under the Credit Facility is collateralized by the assets of the Company. Borrowings under the Credit Facility bear interest, at the Company's option, either at (a) the lender's prime rate or (b) the Euro Dollar Rate plus 1.50% to 2.00%, depending on excess availability. Additionally, the Company must pay commitment fees on any unused portion of the Credit Facility at an annualized rate of 0.375 percent of the difference between the unused portion and borrowings (including outstanding letters of credit) at the preceding month-end. In connection with the Credit Facility, the Company incurred a one-time financing fee of $220, which is being amortized over the term of the Credit Facility, such amount is recorded as additional interest expense. At February 2, 2002 and May 4, 2002, the Company had no borrowings outstanding and no issued stand-by or commercial letters of credit. At May 4, 2002, the Company was in compliance with the financial covenants of the credit facility, which require the Company to achieve certain earnings before interest, income taxes, depreciation and amortization ("EBITDA" as defined in the Agreement) amounts and capital spending limitations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Net sales. Net sales consist of sales from comparable stores and non-comparable stores. A store is not included in comparable store sales until the first day of the fiscal month following the fourteenth full fiscal month of sales. Non-comparable store sales include sales in the current fiscal year from our stores opened during the previous fiscal year before they are considered comparable stores and new stores opened during the current fiscal year. In addition, all sales generated from stores that we have closed and through our arrangements with colleges and universities for organized sales events are included in non-comparable store sales.

     Cost of sales. Cost of sales includes the cost of merchandise, distribution and warehousing, freight from the distribution center and warehouse to the stores, payroll for our design, buying and merchandising personnel and store occupancy costs. Store occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and depreciation. Included in cost of sales during the thirteen weeks ended May 4, 2002 is a charge of approximately $132,000 for equity based compensation.

     Selling, general and administrative expenses. Selling, general and administrative expenses include selling, store management and corporate expenses, including payroll and employee benefits, other than for our design, buying and merchandising personnel, employment taxes, management information systems, marketing, insurance, legal, store pre-opening and other corporate level expenses. Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies and other store opening expenses. Corporate level expenses are primarily attributable to our corporate offices in New York, New York, and Wayne, New Jersey. Included in selling, general and administrative expenses for the thirteen weeks ended May 4, 2002 is a charge of approximately $488,000 related to equity based compensation.

     Interest expense, net. Interest expense, net of interest income, includes interest relating to our revolving credit facility and amortization of financing intangibles.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our condensed consolidated financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the condensed consolidated financial statements.

     We believe application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates.

     Merchandise inventory. Our merchandise inventory is carried at the lower of cost or market on a first-in, first-out basis. We make certain assumptions to adjust inventory based on historical experience and current information in order to assess that inventory is recorded properly at the lower of cost or market. These assumptions can have a significant impact on current and future operating results and financial position.

     Long-lived assets. In evaluating the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and reduce their carrying value by the excess, if any, of the result of such calculation. We believe at this time that the long-lived assets' carrying values and useful lives continues to be appropriate.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations expressed as a percentage of total net sales for the period indicated:

                                                         13 WEEKS ENDED   13 WEEKS ENDED
                                                          MAY 4, 2002      MAY 5, 2001
                                                         --------------   --------------
                                                          (UNAUDITED)      (UNAUDITED)
Net sales..............................................      100.0%          100.0%
Gross profit...........................................       28.4             22.0
Selling, general and administrative expenses...........       27.3             27.7
Amortization of negative goodwill......................         --             (0.1)
Income (loss) from operations..........................        1.1             (5.6)
Interest (income) expense, net.........................       (0.1)             0.4
Income (loss) before income taxes......................        1.2             (6.1)
Provision (benefit) for income taxes...................        0.5             (2.5)
Income (loss) from continuing Operations...............        0.7             (3.6)
Gain on discontinued operations........................         --               --
Net income (loss)......................................        0.7%            (3.6)%

 Thirteen weeks ended May 4, 2002 compared to thirteen weeks ended May 5, 2001 (unaudited).

     Net sales. Our net sales for the thirteen weeks ended May 4, 2002, increased to approximately $85.1 million from approximately $56.6 million for the thirteen weeks ended May 5, 2001, an increase of approximately $28.5 million. Of this increase, comparable store sales contributed approximately $12.1 million and non-comparable store sales contributed approximately $16.4 million. Comparable store sales increased by 22.0% for the thirteen weeks ended May 4, 2002, compared to an increase of 3.4% in comparable store sales in the thirteen weeks ended May 5, 2001. This increase was due to higher comparable sales in all merchandise categories: young women's, accessories, and young men's. The increase in non-comparable store sales was primarily due to 58 more stores open at the end of the thirteen weeks ended May 4, 2002 as compared to the prior period.

     Gross profit. Our gross profit, which represents net sales less cost of sales, increased approximately $11.6 million in the thirteen weeks ended May 4, 2002 to approximately $24.1 million from approximately $12.5 million for the thirteen weeks ended May 5, 2001. As a percentage of net sales, gross profit increased to 28.4% from 22.0% during these periods. This increase is primarily attributable to an approximate 5.0% decrease in occupancy, distribution and warehousing, transportation to stores and buying costs as a percent of net sales. Our merchandise margin increased approximately 1.4% primarily due to higher maintained margins in the young women's category offset by a decrease in our accessories category, while young men's was essentially unchanged from the prior period. Included in cost of sales during the thirteen weeks ended May 4, 2002 is a charge of approximately $132,000 for equity based compensation.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased approximately $7.5 million for the thirteen weeks ended May 4, 2002 to approximately $23.2 million from approximately $15.7 million for the thirteen weeks ended May 5, 2001. This increase was partially due to an approximate $5.0 million increase in payroll expenses that resulted from new store growth in addition to compensation costs incurred in connection with incentive bonus programs. Furthermore, we incurred a charge of approximately $488,000 for equity-based compensation during the thirteen weeks ended May 4, 2002. As a percent of net sales, selling, general and administrative expenses decreased to 27.3% from 27.7%. This decrease as a percentage of net sales was due to increased leverage of store payroll, offset by increases in bonus programs, equity based compensation and external marketing.

     Interest expense, net. Our net interest income for the thirteen weeks ended May 4, 2002 was approximately $50,000 compared to net interest expense of approximately $249,000 for the thirteen weeks ended May 5, 2001. The Company had no borrowings on its credit facility in the thirteen weeks ended May 4, 2002 as compared to average borrowings of $8.1 million for the thirteen weeks ended May 5, 2001.

     Income taxes. Our effective tax rate of 40.0% for the thirteen weeks ended May 4, 2002 compares to an effective tax rate of 39.7% for the thirteen weeks ended May 5, 2001. Our effective tax rate increased as a result of the increase in our federal tax rate, partially offset by the elimination of the negative goodwill amortization.

     Income (loss) from operations. Our income from continuing operations increased approximately $2.6 million for the thirteen weeks ended May 4, 2002 to approximately $0.6 million from a loss from continuing operations of approximately $2.0 million for the thirteen weeks May 5, 2001. This increase was primarily due to increased sales and gross profit, partially offset by equity based compensation expense incurred in this period.

     Gain on discontinued operations. All Chelsea Cambell stores were closed by the end of December 2000; therefore, no activity occurred during the thirteen weeks May 4, 2002. For the thirteen weeks ended May 5, 2001, our Chelsea Cambell stores had net income of $2,000.

     Net income. Our net income increased by approximately $2.6 million, to approximately $0.6 million in the thirteen weeks May 4, 2002 from a net loss of approximately $2.0 million in the thirteen weeks ended May 5, 2001.

     Liquidity and Capital Resources

     Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores and the improvement to our information systems. Historically, these cash requirements have been met through cash flow from operations and borrowings under our credit facility with Fleet Retail Finance, Inc. At May 4, 2002, we had working capital of approximately $36.4 million.

     During the thirteen weeks ended May 4, 2002, our net cash used by operations was approximately $9.0 million. Our cash used by operations was due to the decrease of accrued expenses and other liabilities, which was primarily attributable to the payment of estimated income taxes.

     Our cash used in investing activities for the quarter ended May 4, 2002 and May 5, 2001, was entirely used for capital expenditures. These expenditures, consisting primarily of the construction of new stores, remodeling of existing stores and investments in technology, were approximately $6.9 million for the 13 weeks ended May 4, 2002 and approximately $4.9 million for the 13 weeks ended May 4, 2001. Our future capital requirements will depend primarily on the number of new stores we open and the number of existing stores we remodel and the timing of these expenditures. We opened 15 new stores in the quarter ended May 4, 2002, and 10 stores in the quarter ended May 5, 2001 and expect to open at least 80 stores in fiscal 2002. Projected capital expenditures for fiscal 2002 are approximately $27.5 million, to be used primarily to fund new store openings, store remodelings and technology investments. Historically, we have financed such capital expenditures with cash from operations and borrowings under our credit facility. We believe that we will continue to finance capital expenditures in this manner during fiscal 2002.

     In the quarter ended May 4, 2002, we had a net decrease of cash and cash equivalents of approximately $15.7 million. For the quarter ended May 5, 2001, we had a net borrowings under our credit facility of approximately $8.7 million. Our secured revolving credit facility with Fleet, as agent, provides us with up to $55.0 million based upon our inventory balances, seasonal advance rates and third party credit card balances. Borrowings bear interest at our option at either the rate per annum at which deposits on U.S. dollars are offered to Fleet in the Eurodollar market, referred to as the eurodollar rate, plus 1.50% to 2.00% or the base rate announced from time to time by Fleet, dependent upon excess availability. As of May 4, 2002, there was no balance under the revolving credit facility. The revolving credit facility contains financial performance and capital expense covenants, and has a termination date of July, 2004. There are fees for early termination. The revolving credit facility contains a minimum EBITDA covenant, tested monthly. The facility also contains a maximum capital expenditures covenant, tested quarterly.

     Events of default under the credit facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, failure to perform covenant or liability requirements, misrepresentation, default of leases, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, indictment of or institution of any legal process or proceeding under federal, state, municipal or civil statutes, legal challenges to loan documents, and a change in control, other than an initial public offering. If an event of default occurs, the lenders under the credit facility will be entitled to take various actions, including the acceleration of amounts due and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used for collateral.

     We have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditure.

     As of May 4, 2002 we had approximately $29.2 million in cash available to fund operations and future store growth. In addition, we had approximately $38.4 million available for borrowings under our credit facility as of May 4, 2002, which availability is limited by the credit facility's borrowing base collateral requirements. In general, the borrowing base equals a seasonally adjusted percentage of the retail value of our inventory and 80% of our third party credit card balances. We believe that cash flows from operations, our current cash balance, funds available under our revolving credit facility and cash proceeds from the initial public offering (Note 2) will be sufficient to meet our working capital needs and planned capital expenditures for fiscal 2002.

     Contractual Obligations and Commercial Commitments

     The following tables summarize our contractual obligations and commercial commitments as of May 4, 2002:

                                                            PAYMENTS DUE
                                     -----------------------------------------------------------
                                        WITHIN         WITHIN          WITHIN          AFTER
                                       9 MONTHS       12 MONTHS       12 MONTH       12 MONTHS
                                     ENDED FISCAL   ENDED FISCAL    ENDED FISCAL    ENDED FISCAL
                           TOTAL         2002       2003 AND 2004   2005 AND 2006       2006
                          --------   ------------   -------------   -------------   ------------
                                                (IN THOUSANDS OF DOLLARS)
Contractual Obligations
  Employment
     contracts..........  $  1,875     $   675         $ 1,200         $    --        $    --
  Sponsor fee...........         6           6              --              --             --
  Merchandise
     agreement..........     3,961         578           1,980           1,403             --
  Operating leases......   181,877      21,776          52,682          39,379         68,040
                          --------     -------         -------         -------        -------
  Total contractual
     obligations........  $187,719     $23,035         $55,862         $40,782        $68,040
                          ========     =======         =======         =======        =======

                                                   AMOUNT OF COMMITMENT PER PERIOD
                                     ------------------------------------------------------------
                                        WITHIN          WITHIN          WITHIN          AFTER
                                       9 MONTHS        12 MONTHS       12 MONTH       12 MONTHS
                                     ENDED FISCAL    ENDED FISCAL    ENDED FISCAL    ENDED FISCAL
                             TOTAL       2002        2003 AND 2004   2005 AND 2006       2006
                             -----   -------------   -------------   -------------   ------------
                                                  (IN THOUSANDS OF DOLLARS)
Commercial Commitments
  Lines of credit, nothing
     outstanding...........  $ --        $ --            $  --           $  --          $  --
  Standby letters of
     credit, nothing
     outstanding...........    --          --               --              --             --
  Bear Stearns Merchant
     Banking offering
     fee...................   338         338               --              --             --
  Offering bonus...........   200         200               --              --             --
                             ----        ----            -----           -----          -----
  Total commercial
     commitments...........  $538        $538            $  --           $  --          $  --
                             ====        ====            =====           =====          =====

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                                    PART II.

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Pursuant to the Company's Registration Statement Form S-1, as amended, filed with the Securities and Exchange Commission on March 8, 2002 and declared effective on May 15, 2002 (Registration No. 333-84056), the Company completed the initial public offering ("IPO") of a total of 14,375,000 shares of common stock of which the Company sold 1,875,000 shares of common stock. Certain stockholders sold the remaining 12,500,000 shares of common stock. All 14,375,000 shares were sold at an initial public offering price of $18.00 per share, for an aggregate offering price of approximately $258.8 million through a syndicate of underwriters managed by Bear, Stearns & Co. Inc. and Merrill Lynch & Co. As a result of the IPO, net proceeds of $31.4 million and $209.3 million were distributed to the Company and selling stockholder, respectively. The Company incurred approximately $5.0 million of expenses in connection the IPO (including underwriters' discounts and commissions). Bear Stearns MB 1998-1999 Pre-Fund, LLC (the "Pre-Fund"), a holder of more than 10% of the common stock of the Company, received an offering fee of $338,000 in connection with the IPO. Bear, Stearns & Co. Inc., an affiliate of the Pre-Fund, served as co-manager of the IPO and received a portion of the underwriters' discounts and commissions. Furthermore, two of the Company's executive officers, and one former officer, received an aggregate of $200,000 in offering bonuses. No other expenses incurred by the Company in connection with the IPO were paid to officers or directors of the Company or their associates, or to a person owning 10% or more of the Company's common stock.

     Upon completing the offering, the Company is now authorized to issue 200,000,000 shares of common stock $0.01 par value, and 5,000,000 shares of undesignated preferred stock, $0.01 par value. In connection with the Company's offering, all of the Company's outstanding shares of non-voting common stock were converted into 1,118,447 shares of common stock. Approximately $10.0 million of the approximately $31.4 million of the net proceeds to the Company were used to redeem all of the outstanding shares of 12 1/2% Series B redeemable preferred stock and pay all accrued and unpaid dividends thereon. The remainder of the proceeds to the Company will be used for working capital and general corporate purposes, including new store openings. Upon completion of the initial public offering, the Company had 34,040,507 shares of common stock outstanding. The share information reflects a 376.328 for 1 stock split of the Company's common stock and nonvoting common stock which was approved by the Company's Board of Directors and became effective on May 10, 2002.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to a Written Consent of Majority Stockholders in Lieu of a Special Meeting of the Stockholders of Aeropostale, Inc., dated April 29, 2002, the Company's stockholders consented to taking the following actions in connection with the IPO: (1) the approval of a 376.328 to 1 split of the Company's common stock, (2) the approval and adoption of our Amended and Restated Certificate of Incorporation effective upon the closing of the IPO, and (3) the approval and adoption of the Company's 2002 Long-Term Incentive Plan effective upon the IPO.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits: None

     (b) No Current Reports on Form 8-K were filed during the quarter covered by this Form 10-Q.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AEROPOSTALE, INC.

                                                 /s/ JULIAN R. GEIGER
                                          --------------------------------------
                                                     Julian R. Geiger
                                          Chairman and Chief Executive Officer,
                                          Director (Principal Executive Officer)

                                               /s/ MICHAEL J. CUNNINGHAM
                                          --------------------------------------
                                                  Michael J. Cunningham
                                              Senior Vice President -- Chief
                                                    Financial Officer
                                              (Principal Financial Officer)

Dated: June 17, 2002