Form 10-Q
period 2002-08-03
AEROPOSTALE INC
filed 2002-09-17
CIK 1168213

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



             FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2002



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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     As of September 13, 2002, the registrant had 35,070,638 of shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION.........................................    2
  Item
     1.   Condensed Consolidated Financial Statements.................    2
          Condensed Consolidated Balance Sheets as of August 3, 2002
          (unaudited) and February 2, 2002............................    2
          Condensed Consolidated Statements of Operations for the
          thirteen and twenty six weeks ended August 3, 2002
          (unaudited) and August 4, 2001 (unaudited)..................    3
          Condensed Consolidated Statement of Stockholders' Equity for
          the twenty six weeks ended August 3, 2002 (unaudited).......    4
          Condensed Consolidated Statements of Cash Flows for the
          twenty six weeks ended August 3, 2002 (unaudited) and August
          4, 2001 (unaudited).........................................    5
  Item
     2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   11
  Item
     3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   16
  Item
     4.   Controls and Procedures.....................................   16

PART II. OTHER INFORMATION............................................   17
  Item
     1.   Legal Proceedings...........................................   17
  Item
     2.   Changes in Securities and Use of Proceeds...................   17
  Item
     3.   Defaults Upon Senior Securities.............................   17
  Item
     4.   Submission of Matters to a Vote of Security Holders.........   17
  Item
     5.   Other Information...........................................   17
  Item
     6.   Exhibits and Reports on Form 8-K............................   17
SIGNATURES............................................................   18

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               AEROPOSTALE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               AUGUST 3,    FEBRUARY 2,
                                                                 2002          2002
                                                              -----------   -----------
                                                              (UNAUDITED)       (1)
                                                                   (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  8,818     $ 44,958
  Merchandise inventory.....................................      95,440       37,979
  Tenant allowance receivables..............................       7,781        1,753
  Other current assets......................................       8,358        5,090
                                                                --------     --------
     Total current assets...................................     120,397       89,780
FIXTURES, EQUIPMENT AND IMPROVEMENTS -- Net.................      64,162       48,646
OTHER ASSETS................................................       8,449        8,501
                                                                --------     --------
       TOTAL ASSETS.........................................    $193,008     $146,927
                                                                ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility.................................      16,983           --
  Accounts payable..........................................      25,712       13,995
  Accrued expenses..........................................      22,608       37,604
                                                                --------     --------
     Total current liabilities..............................      65,303       51,599
OTHER NONCURRENT LIABILITIES:
  Deferred tenant allowances................................      24,816       17,732
  Other liabilities.........................................       8,884        7,789
SERIES B REDEEMABLE PREFERRED STOCK:
  $0.01 par value per share; 5 and 6 shares authorized, 0
     and 6 shares issued and outstanding, 6 shares
     liquidation preference $6,250; 12.5% cumulative........          --        9,617
COMMITMENT AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock -- par value, $0.01 per share; 200,000 and
     75,266 shares authorized, 34,997 and 31,047 shares
     issued and outstanding.................................         350          310
  Common stock -- Nonvoting, par value, $0.01 per share;
     75,266 shares authorized, 0 and 1,118 shares issued and
     outstanding............................................          --           11
  Additional paid-in capital................................      40,382        9,321
  Deferred compensation.....................................          --       (4,473)
  Retained earnings.........................................      53,273       55,021
                                                                --------     --------
     Total stockholders' equity.............................      94,005       60,190
                                                                --------     --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............    $193,008     $146,927
                                                                ========     ========

---------------
Note (1) Balance sheet derived from audited financial statements

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       13 WEEKS ENDED              26 WEEKS ENDED
                                                  -------------------------   -------------------------
                                                   AUGUST 3,     AUGUST 4,     AUGUST 3,     AUGUST 4,
                                                     2002          2001          2002          2001
                                                  -----------   -----------   -----------   -----------
                                                  (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                                                                     (IN THOUSANDS)
NET SALES.......................................    $90,141       $63,769      $175,271      $120,398
COST OF SALES (including $820 and $952 equity
  based compensation in 2002 and certain buying,
  occupancy and warehousing expenses)...........     66,047        49,836       127,208        94,007
                                                    -------       -------      --------      --------
  Gross profit..................................     24,094        13,933        48,243        26,391
                                                    -------       -------      --------      --------
COSTS AND EXPENSES:
  Selling, general and administrative expenses
    (including $3,033 and $3,521 equity based
    compensation in 2002).......................     27,410        15,739        50,623        31,447
  Store closing expense.........................         --           815            --           815
  Amortization of negative goodwill.............         --           (58)           --          (117)
                                                    -------       -------      --------      --------
    Total costs and expenses....................     27,410        16,496        50,623        32,145
                                                    -------       -------      --------      --------
LOSS FROM OPERATIONS............................     (3,316)       (2,563)       (2,380)       (5,754)
INTEREST (INCOME) EXPENSE -- Net................        (19)          340           (69)          589
                                                    -------       -------      --------      --------
LOSS BEFORE INCOME TAXES........................     (3,297)       (2,903)       (2,311)       (6,343)
BENEFIT FOR INCOME TAXES........................     (1,319)       (1,172)         (925)       (2,563)
                                                    -------       -------      --------      --------
LOSS FROM CONTINUING OPERATIONS.................     (1,978)       (1,731)       (1,386)       (3,780)
GAIN ON DISCONTINUED OPERATIONS.................         --            15            --            17
                                                    -------       -------      --------      --------
NET LOSS........................................    $(1,978)      $(1,716)     $ (1,386)     $ (3,763)
                                                    =======       =======      ========      ========
BASIC AND DILUTED LOSS PER COMMON SHARE
  From continuing operations....................    $ (0.06)      $ (0.06)     $  (0.05)     $  (0.14)
  From discontinued operations..................         --            --            --            --
                                                    -------       -------      --------      --------
  Net loss per share............................    $ (0.06)      $ (0.06)     $  (0.05)     $  (0.14)
                                                    =======       =======      ========      ========
Basic and diluted weighted average number of
  shares Outstanding............................     34,568        31,521        33,610        31,501

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                    COMMON STOCK
                                  COMMON STOCK        NONVOTING      ADDITIONAL
                                 ---------------   ---------------    PAID-IN       DEFERRED     RETAINED
                                 SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     COMPENSATION   EARNINGS    TOTAL
                                 ------   ------   ------   ------   ----------   ------------   --------   -------
                                                                   (IN THOUSANDS)
BALANCE, FEBRUARY 2, 2002:.....  31,047    $310     1,118    $ 11     $ 9,321       $(4,473)     $55,021    $60,190
  Net loss.....................      --      --        --      --          --            --       (1,386)    (1,386)
  Stock options exercised......     224       2       733       8         185            --           --        195
  Tax benefit related to
    exercise of stock
    options....................      --      --        --      --       1,500            --           --      1,500
  Deferred offering costs......      --      --        --      --      (1,993)           --           --     (1,993)
  Initial public offering......   1,875      19        --      --      31,369            --           --     31,388
  Amortization of equity based
    compensation...............      --      --        --      --          --         4,473           --      4,473
  Conversion of common stock
    non voting to common
    stock......................   1,851      19    (1,851)    (19)         --            --           --         --
  Accrued dividend --
    redeemable preferred
    stock......................      --      --        --      --          --            --         (362)      (362)
                                 ------    ----    ------    ----     -------       -------      -------    -------
BALANCE, AUGUST 3, 2002
  (unaudited):.................  34,997    $350        --    $ --     $40,382       $    --      $53,273    $94,005
                                 ======    ====    ======    ====     =======       =======      =======    =======

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    26 WEEKS ENDED
                                                              --------------------------
                                                               AUGUST 3,      AUGUST 4,
                                                                 2002           2001
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................   $ (1,386)      $ (3,763)
  Adjustments to reconcile net loss to net cash used by
     operating activities:
     Depreciation and amortization..........................      3,698          2,755
     Amortization of tenant allowances and above market
      leases................................................     (1,461)        (1,048)
     Amortization of negative goodwill......................         --           (117)
     Equity based compensation charge.......................      4,473             --
     Gain on discontinued operations........................         --             17
     Deferred rent, net.....................................      1,206            591
     Pension expense........................................        250            113
     Changes in operating assets and liabilities:
       Merchandise inventory................................    (57,461)       (24,994)
       Other current assets.................................     (9,296)         1,652
       Other assets.........................................         17          2,171
       Accounts payable.....................................     11,717          5,152
       Accrued expenses and other liabilities...............     (5,312)        (1,736)
                                                               --------       --------
          Net cash used by operating activities.............    (53,555)       (19,207)
                                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixtures, equipment and improvements.........    (19,179)       (12,641)
                                                               --------       --------
     Cash used in investing activities......................    (19,179)       (12,641)
                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised...................................        195              8
  Net proceeds from initial public offering.................     31,388             --
  Offering costs related to initial public offering.........     (1,993)            --
  Redemption and payment of dividends on preferred stock....     (9,979)            --
  Net borrowings under revolving credit facility............     16,983         33,555
                                                               --------       --------
     Cash provided by financing activities..................     36,594         33,563
                                                               --------       --------
DECREASE IN CASH AND CASH EQUIVALENTS.......................    (36,140)        (1,715)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     44,958          4,791
                                                               --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................   $  8,818       $  6,506
                                                               ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid.........................................   $ 13,275       $  2,303
                                                               ========       ========
  Interest expense paid.....................................   $    132       $    504
                                                               ========       ========
SIGNIFICANT NONCASH INVESTING AND FINANCING TRANSACTIONS:
  Accrued dividends on Series B Redeemable Preferred
     Stock..................................................   $    362       $    540
                                                               ========       ========

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND STORE DATA)

1. BASIS OF PRESENTATION

     Aeropostale, Inc. (together with its wholly-owned subsidiary Aeropostale West, Inc., the "Company") is a mall-based specialty retailer of casual apparel and accessories for young women and young men with a total of 335 stores as of August 3, 2002 located in 35 states. On February 3, 2002, Aeropostale, Inc. contributed all of the assets relating to 10 stores that are located in Arizona and California to its wholly-owned subsidiary Aeropostale, West Inc. as part of a tax-free reorganization.

     The condensed consolidated financial statements, except for the February 2, 2002 balance sheet, are unaudited. These condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of August 3, 2002 and the results of operations for the thirteen and twenty six weeks ended August 3, 2002 and August 4, 2001 and cash flows for the twenty six weeks ended August 3, 2002 and August 4, 2001, but are not necessarily indicative of the results of operations for a full fiscal year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended February 2, 2002, which were included as part of the Company's registration statement on Form S-1 (Registration No. 333-84056), as declared effective by the Securities and Exchange Commission on May 15, 2002.

2. PUBLIC OFFERING OF COMMON STOCK

     On May 21, 2002, the Company completed an initial public offering of 14,375,000 shares of common stock of which 1,875,000 and 12,500,000 shares were offered by the Company and certain selling stockholders, respectively, at a price to the public of $18.00 per share. Upon completing the offering, net proceeds of $31.4 million and $209.3 million were distributed to the Company and selling stockholders, respectively. The Company is now authorized to issue 200,000,000 shares of common stock $0.01 par value, and 5,000,000 shares of undesignated preferred stock, $0.01 par value. In connection with the Company's offering, all of the Company's outstanding shares of non-voting common stock as of February 2, 2002 were converted into 1,118,447 shares of common stock. Approximately $10.0 million of the approximately $31.4 million of the net proceeds to the Company were used to redeem all of the outstanding shares of 12 1/2% Series B redeemable preferred stock and pay all accrued and unpaid dividends thereon. The remainder of the proceeds were used for working capital, general corporate purposes and new store openings.

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

     On December 21, 2001, the Company granted 565,997 options with an exercise price of $0.85 per share which was at a price less than the fair market value of $15.77 per share. The Company incurred approximately $8,445 equity based compensation charge as a result of the grant of these options of which

                               AEROPOSTALE, INC.

$3,972 and $620 was recorded in the year ended February 2, 2002 and thirteen weeks ended May 4, 2002, respectively. The Company recorded acceleration of the unamortized balance of $3,853 in the thirteen weeks ended August 3, 2002, of which $820 and $3,033 is recorded in cost of sales and selling, general and administrative expenses, respectively.

     The Company also incurred a $142 compensation charge for a bonus for certain management stockholders in connection with the completion of the initial public offering in the thirteen weeks ended August 3, 2002.

3. RECENT ACCOUNTING STANDARDS

     New Accounting Standards -- In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, but retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 applies the fair value method for testing of impairment, which differs from SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 as it pertains to disposal of a business segment but retains the requirement of that opinion to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, thereby applying to the Company upon the commencement of its fiscal 2003 fiscal year. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements.

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company has determined that the adoption of this statement will not have an impact on the consolidated financial statements.

     In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has determined that the adoption of this Statement will not have a material impact on the consolidated financial statements.

4. EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share. Basic earnings per share have been computed based upon the weighted average of common shares and nonvoting common

                               AEROPOSTALE, INC.

shares outstanding, after deducting preferred dividend requirements. Diluted earnings per share gives effect to outstanding stock options.

                                                  13 WEEKS ENDED      13 WEEKS ENDED
                                                  AUGUST 3, 2002      AUGUST 4, 2001
                                                 -----------------   -----------------
                                                  BASIC    DILUTED    BASIC    DILUTED
                                                 -------   -------   -------   -------
                                                    (UNAUDITED)         (UNAUDITED)
Loss from continuing operations................  $(1,978)  $(1,978)  $(1,731)  $(1,731)
Preferred stock dividends......................      (62)      (62)     (274)     (274)
                                                 -------   -------   -------   -------
Loss from continuing operations available for
  per-share calculation........................   (2,040)   (2,040)   (2,005)   (2,005)
Gain from discontinued operations..............       --        --        15        15
                                                 -------   -------   -------   -------
Net loss available for per-share calculation...  $(2,040)  $(2,040)  $(1,990)  $(1,990)
                                                 =======   =======   =======   =======
Average shares of common stock outstanding.....   34,568    34,568    31,521    31,521
Stock options..................................       --        (a)       --        (a)
                                                 -------   -------   -------   -------
Total average equivalent shares................   34,568    34,568    31,521    31,521
                                                 =======   =======   =======   =======
Per Common Share:
Loss from continuing operations................  $ (0.06)  $ (0.06)  $ (0.06)  $ (0.06)
Income from discontinued operations............       --        --        --        --
                                                 -------   -------   -------   -------
Net loss.......................................  $ (0.06)  $ (0.06)  $ (0.06)  $ (0.06)
                                                 =======   =======   =======   =======

---------------
(a) Options to purchase 3,565 and 4,250 shares of common stock were not included in the computation of dilutive loss per share for the thirteen weeks ended August 3, 2002 and August 4, 2001 because to do so would have been anti-dilutive.

                                                  26 WEEKS ENDED      26 WEEKS ENDED
                                                  AUGUST 3, 2002      AUGUST 4, 2001
                                                 -----------------   -----------------
                                                  BASIC    DILUTED    BASIC    DILUTED
                                                 -------   -------   -------   -------
                                                    (UNAUDITED)         (UNAUDITED)
Loss from continuing operations................  $(1,386)  $(1,386)  $(3,780)  $(3,780)
Preferred stock dividends......................     (362)     (362)     (540)     (540)
                                                 -------   -------   -------   -------
Loss from continuing operations available for
  per-share calculation........................   (1,748)   (1,748)   (4,320)   (4,320)
Loss from discontinued operations..............       --        --        17        17
                                                 -------   -------   -------   -------
Net loss available for per-share calculation...  $(1,748)  $(1,748)  $(4,303)  $(4,303)
                                                 =======   =======   =======   =======
Average shares of common stock outstanding.....   33,610    33,610    31,501    31,501
Stock options..................................       --        (b)       --        (b)
                                                 -------   -------   -------   -------
Total average equivalent shares................   33,610    33,610    31,501    31,501
                                                 =======   =======   =======   =======
Per Common Share:
Loss from continuing operations................  $ (0.05)  $ (0.05)  $ (0.14)  $ (0.14)
Income from discontinued operations............       --        --        --        --
                                                 -------   -------   -------   -------
Net loss.......................................  $ (0.05)  $ (0.05)  $ (0.14)  $ (0.14)
                                                 =======   =======   =======   =======

---------------

(b) Options to purchase 3,683 and 4,258 shares of common stock were not included in the computation of dilutive loss per share for the twenty six weeks ended August 3, 2002 and August 4, 2001 because to do so would have been anti-dilutive.

                               AEROPOSTALE, INC.

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

     In connection with the decision to discontinue the operations of the Chelsea Cambell business in February 2000, an allocation of the negative goodwill was made between the Aeropostale and the Chelsea Cambell businesses based upon their relative fair values at the Acquisition date. As a result of such allocation, approximately $8.8 million of unamortized negative goodwill was written off as part of the gain on disposal of the Chelsea Cambell business. The remaining negative goodwill was allocated to Aeropostale and was amortized over its estimated life of ten years. Amortization of negative goodwill was approximately $0 and $58 for the thirteen weeks ended August 3, 2002 and August 4, 2001, respectively, and $0 and $117 for the twenty six weeks ended August 3, 2002 and August 4, 2001, respectively.

     The Company adopted SFAS 142, Goodwill and Intangibles, which changed the accounting for goodwill from an amortization method to an impairment approach on August 5, 2001. With the adoption of SFAS 142, the remaining negative goodwill was recorded as income from a cumulative effect of accounting change.

     Net income and income from continuing operations for the thirteen and twenty six weeks ended August 4, 2001 has been adjusted to reflect net income and income from continuing operations as though no negative goodwill amortization was recorded.

                                                           13 WEEKS ENDED          26 WEEKS ENDED
                                                        ---------------------   ---------------------
                                                        AUGUST 3,   AUGUST 4,   AUGUST 3,   AUGUST 4,
                                                          2002        2001        2002        2001
                                                        ---------   ---------   ---------   ---------
                                                             (UNAUDITED)             (UNAUDITED)
Loss from continuing operations.......................   $(1,978)    $(1,731)    $(1,386)    $(3,780)
Adjusted loss from continuing operations..............    (1,978)     (1,673)     (1,386)     (3,663)
Net loss..............................................    (1,978)     (1,716)     (1,386)     (3,763)
Adjusted net loss.....................................    (1,978)     (1,658)     (1,386)     (3,646)
Diluted loss from continuing operations per share.....   $ (0.06)    $ (0.06)    $ (0.05)    $ (0.14)
Adjusted diluted loss from continuing operations per
  share...............................................     (0.06)      (0.06)      (0.05)      (0.13)
Diluted net loss per share............................     (0.06)      (0.06)      (0.05)      (0.14)
Adjusted net loss per share...........................     (0.06)      (0.06)      (0.05)      (0.13)

6. REVOLVING CREDIT FACILITY

     The Company has a revolving credit agreement, as amended, with a bank under which the Company may borrow or obtain letters of credit up to an aggregate of $55 million (the "Credit Facility"), with letters of credit having a sub-limit of $15 million. The facility matures by its terms on July 31, 2004. Indebtedness under the Credit Facility is collateralized by the assets of the Company. Borrowings under the Credit Facility bear interest, at the Company's option, either at (a) the lender's prime rate or (b) the Euro Dollar Rate plus 1.50% to 2.00%, depending on excess availability. Additionally, the Company must pay commitment fees on any unused portion of the Credit Facility at an annualized rate of 0.375 percent of the difference between the unused portion and borrowings (including outstanding letters of credit) at the preceding month-end. In connection with the Credit Facility, the Company incurred a one-time financing fee of $220, which is being amortized over the term of the Credit Facility, such amount is recorded as additional interest expense. At February 2, 2002 and August 3, 2002, the Company had $0 and $16,983 in borrowings outstanding and had not issued any stand-by or commercial letters of credit. At

                               AEROPOSTALE, INC.

August 3, 2002, the Company was in compliance with the financial covenants of the credit facility, which require the Company to achieve certain earnings before interest, income taxes, depreciation and amortization ("EBITDA" as defined in the Agreement) amounts and capital spending limitations.

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

     Cost of sales. Cost of sales includes the cost of merchandise, distribution and warehousing, freight from the distribution center and warehouse to the stores, payroll for our design, buying and merchandising personnel and store occupancy costs. Store occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and depreciation. Included in cost of sales is a charge related to equity based compensation of approximately $820,000 and approximately $952,000 for the thirteen and twenty six weeks ended August 3, 2002, respectively.

     Selling, general and administrative expenses. Selling, general and administrative expenses include selling, store management and corporate expenses, including payroll and employee benefits, other than for our design, buying and merchandising personnel, employment taxes, management information systems, marketing, insurance, legal, store pre-opening and other corporate level expenses. Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies and other store opening expenses. Corporate level expenses are primarily attributable to our corporate offices in New York, New York, and Wayne, New Jersey. Included in selling, general and administrative expenses is a charge related to equity based compensation of approximately $3,033,000 and $3,521,000 for the thirteen and twenty six weeks ended August 3, 2002, respectively.

     Interest expense, net. Interest expense, net of interest income, includes interest relating to our revolving credit facility and amortization of deferred financing costs.

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

     Long-lived assets. In evaluating the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and reduce their carrying value by the excess, if any, of the result of such calculation. We believe at this time that the long-lived assets' carrying values and useful lives continues to be appropriate. Further adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations expressed as a percentage of total net sales for the period indicated:

                                             13 WEEKS ENDED              26 WEEKS ENDED
                                        -------------------------   -------------------------
                                         AUGUST 3,     AUGUST 4,     AUGUST 3,     AUGUST 4,
                                           2002          2001          2002          2001
                                        -----------   -----------   -----------   -----------
                                        (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Net sales.............................     100.0%        100.0%        100.0%        100.0%
Gross profit..........................      26.7          21.8          27.5          21.9
Selling, general and administrative
  expenses............................      30.4          24.7          28.9          26.1
Amortization of negative goodwill.....        --          (0.1)           --          (0.1)
Loss from operations..................      (3.7)         (4.1)         (1.4)         (4.8)
Interest expense, net.................        --           0.5            --           0.5
Loss before income taxes..............      (3.7)         (4.6)         (1.3)         (5.3)
Benefit for income taxes..............      (1.5)         (1.8)         (0.5)         (2.1)
Loss from continuing operations.......      (2.2)         (2.7)         (0.8)         (3.1)
Gain on discontinued operations.......        --            --            --            --
Net loss..............................      (2.2)%        (2.7)%        (0.8)%        (3.1)%

  Thirteen weeks ended August 3, 2002 (unaudited) compared to thirteen weeks ended August 4, 2001 (unaudited).

     Net sales. Our net sales for the thirteen weeks ended August 3, 2002 increased to approximately $90.1 million from approximately $63.8 million for the thirteen weeks ended August 4, 2001, an increase of approximately $26.3 million. Of this increase, comparable store sales contributed approximately $6.7 million and non-comparable store sales contributed approximately $19.7 million. Comparable store sales increased by 11.2% for the thirteen weeks ended August 3, 2002, compared to a decrease of 0.4% in comparable store sales in the thirteen weeks ended August 4, 2001. This increase was due to higher comparable sales in all merchandise categories: young women's, accessories, and young men's. The increase in non-comparable store sales was primarily due to 83 more stores open at the end of the thirteen weeks ended August 3, 2002 as compared to the prior period.

     Gross profit. Our gross profit increased approximately $10.2 million in the thirteen weeks ended August 3, 2002 to approximately $24.1 million from approximately $13.9 million for the thirteen weeks ended August 4, 2001. As a percentage of net sales, gross profit increased to 26.7% from 21.8% during these periods. This increase is primarily attributable to an increase in our merchandise margin of approximately 4.7% primarily due to higher merchandise margins in the young women's and accessories category. The remaining increase was attributable a leveraging of occupancy costs offset by an equity based compensation charge of approximately $820,000 which is included in cost of sales during the thirteen weeks ended August 3, 2002.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased approximately $11.7 million for the thirteen weeks ended August 3, 2002 to approximately $27.4 million from approximately $15.7 million for the thirteen weeks ended August 4, 2001. As a percent of net sales, selling, general and administrative expenses increased to 30.4% from 24.7%. On an absolute dollar basis, this increase was partially due to an approximate $8.8 million increase in payroll expenses that resulted from new store growth in addition to compensation costs incurred in connection with incentive bonus programs. Furthermore, we incurred a charge of approximately $3.0 million for equity based compensation during the thirteen weeks ended August 3, 2002.

     Interest expense, net. Our net interest income for the thirteen weeks ended August 3, 2002 was approximately $19,000 compared to net interest expense of approximately $340,000 for the thirteen weeks ended August 4, 2001. The Company had average borrowings of approximately $1.7 million on its credit facility in the thirteen weeks ended August 3, 2002 as compared to average borrowings of $10.8 million for the thirteen weeks ended August 4, 2001.

     Income taxes. Our effective tax rate of 40.0% for the thirteen weeks ended August 3, 2002 compares to an effective tax rate of 39.7% for the thirteen weeks ended August 4, 2001. Our effective tax rate increased as a result of the increase in our federal tax rate, partially offset by the elimination of the negative goodwill amortization.

     Loss from continuing operations. Our loss from continuing operations was approximately $2.0 for the thirteen weeks ended August 3, 2002 compared to a net loss from continuing operations of approximately $1.7 million for the thirteen weeks August 4, 2001.

     Gain on discontinued operations. All Chelsea Cambell stores were closed by the end of December 2000; therefore, no activity occurred during the thirteen weeks August 3, 2002. For the thirteen weeks ended August 4, 2001, our Chelsea Cambell stores had net income of $15,000.

     Net loss. Our net loss was approximately $2.0 million for the thirteen weeks August 3, 2002 compared to a net loss of approximately $1.7 million in the thirteen weeks ended August 4, 2001.

  Twenty six weeks ended August 3, 2002 (unaudited) compared to twenty six weeks ended August 4, 2001 (unaudited).

     Net sales. Our net sales for the twenty six weeks ended August 3, 2002, increased to approximately $175.3 million from approximately $120.4 million for the twenty six weeks ended August 4, 2001, an increase of approximately $54.9 million. Of this increase, comparable store sales contributed approximately $18.8 million and non-comparable store sales contributed approximately $36.1 million. Comparable store sales increased by 16.4% for the twenty six weeks ended August 3, 2002, compared to an increase of 1.2% in comparable store sales in the twenty six weeks ended August 4, 2001. This increase was due to higher comparable sales in the young women's and accessories categories. The increase in non-comparable store sales was primarily due to 83 more stores open at the end of the twenty six weeks ended August 3, 2002 as compared to the prior period.

     Gross profit. Our gross profit increased approximately $21.8 million in the twenty six weeks ended August 3, 2002 to approximately $48.2 million from approximately $26.4 million for the twenty six weeks ended August 4, 2001. As a percentage of net sales, gross profit increased to 27.5% from 21.9% during these periods. This increase is primarily attributable to an increase in our merchandise margin of approximately 3.2% primarily due to higher merchandise margins in the young women's and young men's category. The remaining increase was attributable to a 2.9% decrease in occupancy and warehousing expenses, partially offset by an equity based compensation charge of approximately $952,000, which is included in cost of sales for the twenty six weeks ended August 3, 2002.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased approximately $19.2 million for the twenty six weeks ended August 3, 2002 to approximately $50.6 million from approximately $31.4 million for the twenty six weeks ended August 4, 2001. As a percent of net sales, selling, general and administrative expenses increased to 28.9% from 26.1%. On an absolute dollar basis, this increase was partially due to an approximate $13.8 million increase in payroll expenses that resulted from new store growth in addition to compensation costs incurred in connection with incentive bonus programs. We also incurred a charge of approximately $3.5 million for equity-based compensation during the twenty six weeks ended August 3, 2002.

     Interest expense, net. Our net interest income for the twenty six weeks ended August 3, 2002 was approximately $69,000 compared to net interest expense of approximately $589,000 for the twenty six weeks ended August 4, 2001. The Company had average borrowings of approximately $0.9 million on its credit facility in the twenty six weeks ended August 3, 2002 as compared to average borrowings of $8.5 million for the twenty six weeks ended August 4, 2001.

     Income taxes. Our effective tax rate of 40.0% for the twenty six weeks ended August 3, 2002 compares to an effective tax rate of 39.7% for the twenty six weeks ended August 4, 2001. Our effective tax rate increased as a result of the increase in our federal tax rate, partially offset by the elimination of the negative goodwill amortization.

     Loss from continuing operations. Our loss from continuing operations was approximately $1.4 million for the twenty six weeks ended August 3, 2002 compared to a loss from continuing operations of $3.8 million for the twenty six weeks August 4, 2001.

     Gain on discontinued operations. All Chelsea Cambell stores were closed by the end of December 2000; therefore, no activity occurred during the twenty six weeks August 3, 2002. For the twenty six weeks ended August 4, 2001, our Chelsea Cambell stores had net income of $17,000.

     Net loss. Our net loss was approximately $1.4 million in the twenty six weeks August 3, 2002 compared to a net loss of approximately $3.8 million in the twenty six weeks ended August 4, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores and the investment in our information systems. Historically, these cash requirements have been met through cash flow from operations and borrowings under our credit facility with Fleet Retail Finance, Inc. As of August 3, 2002, we had working capital of approximately $55.1 million.

     On May 21, 2002, the Company received net proceeds of approximately $31.4 million through its sale of 1,875,000 shares of common stock as part of the initial public offering of a total of 14,375,000 shares of common stock. The Company used approximately $10.0 million of the proceeds to redeem all of the Company's preferred stock and preferred stock dividends. The Company also used approximately $2.0 million for offering costs in connection with the initial public offering. The balance of approximately $19.4 million is being used for general corporate purposes.

     During the twenty six weeks ended August 3, 2002, our net cash used by operations was approximately $53.6 million. Our cash used by operations was due to the seasonal increase in inventory, for the back to school season.

     Our cash used in investing activities for the twenty six weeks ended August 3, 2002 and August 4, 2001 was entirely used for capital expenditures. These expenditures, consisting primarily of the construction of new stores, remodeling of existing stores and investments in technology, were approximately $19.2 million for the twenty six weeks ended August 3, 2002 and approximately $12.6 million for the twenty six weeks ended August 4, 2001. Our future capital requirements will depend primarily on the number of new stores we open and the number of existing stores we remodel and the timing of these expenditures. We opened 57 net new stores during the twenty six ended August 3, 2002 and 28 net new stores during the twenty six weeks ended August 4, 2001, and we expect to open approximately 80 stores in fiscal 2002. Projected capital expenditures for fiscal 2002 are approximately $29.5 million, to be used primarily to fund new store openings, store remodelings and technology investments. Historically, we have financed such capital expenditures with cash from operations and borrowings under our credit facility. We believe that we will continue to finance capital expenditures in this manner during fiscal 2002.

     In the twenty six weeks ended August 3, 2002, we had a net decrease in cash and cash equivalents of approximately $36.1 million and we had net borrowings under our credit facility of approximately $17.0 million compared to net borrowing of approximately $33.6 million for the twenty six weeks ended

August 4, 2001. Our secured revolving credit facility with Fleet, as agent, provides us with up to $55.0 million based upon our inventory balances, seasonal advance rates and third party credit card balances. Borrowings bear interest at our option at either the rate per annum at which deposits on U.S. dollars are offered to Fleet in the Eurodollar market, referred to as the eurodollar rate, plus 1.50% to 2.00% or the base rate announced from time to time by Fleet, dependent upon excess availability. The revolving credit facility contains financial performance and capital expense covenants, and has a termination date of July, 2004. There are fees for early termination. The revolving credit facility contains a minimum EBITDA covenant, tested monthly. The facility also contains a maximum capital expenditures covenant, tested quarterly.

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

     As of August 3, 2002, we had approximately $8.8 million in cash and cash equivalents. In addition, we had approximately $38.0 million available for borrowings under our credit facility as of August 3, 2002, which availability is limited by the credit facility's borrowing base collateral requirements. In general, the borrowing base equals a seasonally adjusted percentage of the retail value of our inventory and 80% of our third party credit card balances. We believe that cash flows from operations, our current cash balance, funds available under our revolving credit facility will be sufficient to meet our working capital needs and planned capital expenditures for fiscal 2002.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following tables summarize our contractual obligations and commercial commitments as of August 3, 2002:

                                                           PAYMENTS DUE
                                   -------------------------------------------------------------
                                      WITHIN         WITHIN           WITHIN           AFTER
                                     6 MONTHS       12 MONTHS        12 MONTH        12 MONTHS
                                   ENDED FISCAL   ENDED FISCAL     ENDED FISCAL     ENDED FISCAL
                         TOTAL         2003       2004 AND 2005    2006 AND 2007        2007
                        --------   ------------   -------------    -------------    ------------
                                               (IN THOUSANDS OF DOLLARS)
Contractual
  Obligations
  Employment
     contracts........  $  1,650     $   450         $ 1,200          $    --         $    --
  Merchandise
     agreement........     3,878         495           1,980            1,403              --
  Operating leases....   210,427      16,266          59,505           46,366          88,290
                        --------     -------         -------          -------         -------
  Total contractual
     obligations......  $215,955     $17,211         $62,685          $47,769         $88,290
                        ========     =======         =======          =======         =======

                                                   AMOUNT OF COMMITMENT PER PERIOD
                                     -----------------------------------------------------------
                                        WITHIN         WITHIN          WITHIN          AFTER
                                       6 MONTHS       12 MONTHS       12 MONTH       12 MONTHS
                                     ENDED FISCAL   ENDED FISCAL    ENDED FISCAL    ENDED FISCAL
                            TOTAL        2003       2004 AND 2005   2006 AND 2007       2007
                           -------   ------------   -------------   -------------   ------------
                                                 (IN THOUSANDS OF DOLLARS)
Commercial Commitments
  Lines of credit........  $16,983     $16,983           $--             $--            $--
  Total commercial
     commitments.........  $16,983     $16,983           $--             $--            $--

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company, in the normal course of doing business, is theoretically exposed to interest rate change market risk. As borrowing patterns are cyclical, the Company is not dependent on borrowing throughout the year. Therefore, a sudden increase in interest rates (which under the Loan Agreement is dependent on the prime rate) may, during peak borrowing, have a negative impact on short-term results.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Explanation of disclosure controls and procedures: The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of filing date of the quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

     (b) Changes in internal controls: There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

                                    PART II

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

        99.1 Certification by Julian R. Geiger and Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification by Julian R. Geiger pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended.

        99.3 Certification by Michael J. Cunningham pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended.

     (b)  Reports on Form 8-K:

        (i) The Company's Current Report on Form 8-K, filed June 11, 2002, relating to the Company's release of monthly and quarterly net sales and comparable store sales information

                                   SIGNATURES

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

                                               /s/ MICHAEL J. CUNNINGHAM
                                          --------------------------------------
                                                  Michael J. Cunningham
                                          Senior Vice President-Chief Financial
                                                         Officer
                                              (Principal Financial Officer)

Dated: September 17, 2002