Form 10-Q
period 2002-11-02
AEROPOSTALE INC
filed 2002-12-12
CIK 1168213

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



             FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2002



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

     As of December 6, 2002, the registrant had 35,159,767 of shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION.........................................    2
  Item
     1.   Condensed Consolidated Financial Statements.................    2
          Condensed Consolidated Balance Sheets as of November 2, 2002
          (unaudited) and February 2, 2002............................    2
          Condensed Consolidated Statements of Operations for the
          thirteen and thirty nine weeks ended November 2, 2002
          (unaudited) and November 3, 2001 (unaudited)................    3
          Condensed Consolidated Statement of Stockholders' Equity for
          the thirty nine weeks ended November 2, 2002 (unaudited)....    4
          Condensed Consolidated Statements of Cash Flows for the
          thirty nine weeks ended November 2, 2002 (unaudited) and
          November 3, 2001 (unaudited)................................    5
  Item
     2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   11
  Item
     3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   16
  Item
     4.   Controls and Procedures.....................................   16

PART II. OTHER INFORMATION............................................   17
  Item
     1.   Legal Proceedings...........................................   17
  Item
     2.   Changes in Securities and Use of Proceeds...................   17
  Item
     3.   Defaults Upon Senior Securities.............................   17
  Item
     4.   Submission of Matters to a Vote of Security Holders.........   17
  Item
     5.   Other Information...........................................   17
  Item
     6.   Exhibits and Reports on Form 8-K............................   17
SIGNATURES............................................................   18

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               AEROPOSTALE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              NOVEMBER 2,   FEBRUARY 2,
                                                                 2002          2002
                                                              -----------   -----------
                                                              (UNAUDITED)       (1)
                                                                   (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 11,366      $ 44,958
  Merchandise inventory.....................................     99,484        37,979
  Tenant allowance receivables..............................      6,247         1,753
  Other current assets......................................      9,855         5,090
                                                               --------      --------
     Total current assets...................................    126,952        89,780
FIXTURES, EQUIPMENT AND IMPROVEMENTS -- Net.................     70,257        48,646
OTHER ASSETS................................................      8,492         8,501
                                                               --------      --------
       TOTAL ASSETS.........................................   $205,701      $146,927
                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility.................................      1,857            --
  Accounts payable..........................................     26,063        13,995
  Accrued expenses..........................................     30,447        37,604
                                                               --------      --------
     Total current liabilities..............................     58,367        51,599
OTHER NONCURRENT LIABILITIES:
  Deferred tenant allowances................................     27,965        17,732
  Other liabilities.........................................      9,426         7,789
SERIES B REDEEMABLE PREFERRED STOCK:
  $0.01 par value per share; authorized, issued and
     outstanding, 6 shares liquidation preference $6,250;
     12.5% cumulative.......................................         --         9,617
COMMITMENT AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock -- par value, $0.01 per share; 200,000 and
     75,266 shares authorized, 35,160 and 31,047 shares
     issued and outstanding.................................        351           310
  Common stock -- Nonvoting, par value, $0.01 per share;
     75,266 shares authorized, 0 and 1,118 shares issued and
     outstanding............................................         --            11
  Additional paid-in capital................................     41,318         9,321
  Deferred compensation.....................................         --        (4,473)
  Retained earnings.........................................     68,274        55,021
                                                               --------      --------
     Total stockholders' equity.............................    109,943        60,190
                                                               --------      --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............   $205,701      $146,927
                                                               ========      ========

---------------
Note (1) Balance sheet derived from audited financial statements

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     13 WEEKS ENDED              39 WEEKS ENDED
                                                -------------------------   -------------------------
                                                NOVEMBER 2,   NOVEMBER 3,   NOVEMBER 2,   NOVEMBER 3,
                                                   2002          2001          2002          2001
                                                -----------   -----------   -----------   -----------
                                                (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                                                                   (IN THOUSANDS)
NET SALES.....................................   $169,210      $126,019      $344,481      $246,417
COST OF SALES (including certain, buying,
  occupancy and warehousing expenses and $952
  equity based compensation in 39 weeks ended
  November 2, 2002)...........................    118,308        77,085       245,336       171,092
                                                 --------      --------      --------      --------
  Gross profit................................     50,902        48,934        99,145        75,325
                                                 --------      --------      --------      --------
COSTS AND EXPENSES:
  Selling, general and administrative expenses
     (includes $3,521 equity based
     compensation in 39 weeks ended November
     2, 2002).................................     25,774        23,695        76,397        55,142
  Store closing expense.......................         --            --            --           815
  Amortization of negative goodwill...........         --            --            --          (117)
                                                 --------      --------      --------      --------
     Total costs and expenses.................     25,774        23,695        76,397        55,840
                                                 --------      --------      --------      --------
INCOME FROM OPERATIONS........................     25,128        25,239        22,748        19,485
INTEREST EXPENSE -- Net.......................        126           282            57           871
                                                 --------      --------      --------      --------
INCOME BEFORE INCOME TAXES....................     25,002        24,957        22,691        18,614
PROVISION FOR INCOME TAXES....................     10,001        10,230         9,076         7,667
                                                 --------      --------      --------      --------
INCOME FROM CONTINUING OPERATIONS.............     15,001        14,727        13,615        10,947
  Gain on discontinued operations.............         --            --            --            17
  Cumulative effect of accounting change......         --         1,632            --         1,632
                                                 --------      --------      --------      --------
NET INCOME....................................   $ 15,001      $ 16,359      $ 13,615      $ 12,596
                                                 ========      ========      ========      ========
BASIC INCOME PER COMMON SHARE
  From continuing operations..................   $   0.43      $   0.46      $   0.39      $   0.32
  From discontinued operations................         --            --            --            --
  From cumulative accounting change...........         --          0.05            --          0.05
                                                 --------      --------      --------      --------
  Net income per share........................   $   0.43      $   0.51      $   0.39      $   0.37
                                                 ========      ========      ========      ========
DILUTED INCOME PER COMMON SHARE:
  From continuing operations..................   $   0.39      $   0.40      $   0.35      $   0.28
  From discontinued operations................         --            --            --            --
  From cumulative accounting change...........         --          0.05            --          0.05
                                                 --------      --------      --------      --------
  Net income per share........................   $   0.39      $   0.45      $   0.35      $   0.33
                                                 ========      ========      ========      ========
Basic weighted average number of shares
  Outstanding.................................     35,104        31,543        34,108        31,515
Diluted weighted average number of shares
  Outstanding.................................     38,396        35,766        37,661        35,761

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                   COMMON STOCK
                                 COMMON STOCK        NONVOTING      ADDITIONAL
                                ---------------   ---------------    PAID-IN       DEFERRED     RETAINED
                                SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     COMPENSATION   EARNINGS    TOTAL
                                ------   ------   ------   ------   ----------   ------------   --------   --------
                                                                  (IN THOUSANDS)
BALANCE, FEBRUARY 2, 2002:....  31,047    $310     1,118    $ 11     $ 9,321       $(4,473)     $55,021    $ 60,190
  Net income..................      --      --        --      --          --            --       13,615      13,615
  Stock options exercised.....     387       3       733       8         219            --           --         230
  Tax benefit related to
    exercise of stock
    options...................      --      --        --      --       2,390            --           --       2,390
  Deferred offering costs.....      --      --        --      --      (1,981)           --           --      (1,981)
  Initial public offering.....   1,875      19        --      --      31,369            --           --      31,388
  Amortization of equity based
    compensation..............      --      --        --      --          --         4,473           --       4,473
  Conversion of common stock
    non voting to common
    stock.....................   1,851      19    (1,851)    (19)         --            --           --          --
  Accrued dividend Series B
    redeemable preferred
    stock.....................      --      --        --      --          --           --_         (362)       (362)
                                ------    ----    ------    ----     -------       -------      -------    --------
BALANCE, NOVEMBER 2, 2002
  (unaudited):................  35,160    $351        --    $ --     $41,318       $    --      $68,274    $109,943
                                ======    ====    ======    ====     =======       =======      =======    ========

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   39 WEEKS ENDED
                                                              -------------------------
                                                              NOVEMBER 2,   NOVEMBER 3,
                                                                 2002          2001
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $13,615       $12,596
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Depreciation and amortization...........................      5,974         4,484
    Amortization of tenant allowances and above Market
     leases.................................................     (2,373)       (1,659)
    Amortization of negative goodwill.......................         --          (117)
    Equity based compensation charge........................      4,473            --
    Gain on discontinued operations.........................         --           (17)
    Deferred rent, net......................................      1,786           678
    Pension expense.........................................        375           214
    Cumulative effect of accounting change..................         --        (1,632)
    Changes in operating assets and liabilities:
      Merchandise inventory.................................    (61,505)      (32,625)
      Other current assets..................................     (9,259)       (1,047)
      Other assets..........................................        (44)        3,010
      Accounts payable......................................     12,068        10,591
      Accrued expenses and other liabilities................      7,315        14,666
                                                                -------       -------
         Net cash (used in) provided by operating
           activities.......................................    (27,575)        9,142
                                                                -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixtures, equipment and Improvements.........    (27,532)      (20,763)
                                                                -------       -------
    Cash used in investing activities.......................    (27,532)      (20,763)
                                                                -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised...................................        230            26
  Net proceeds from initial public offering.................     31,388            --
  Offering costs related to initial public offering.........     (1,981)           --
  Redemption and payment of dividends on preferred stock....     (9,979)           --
  Net borrowings under revolving credit facility............      1,857        14,117
                                                                -------       -------
    Cash provided by financing activities...................     21,515        14,143
                                                                -------       -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............    (33,592)        2,522
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     44,958         4,791
                                                                -------       -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................    $11,366       $ 7,313
                                                                =======       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid.........................................    $13,826       $ 2,303
                                                                =======       =======
  Interest expense paid.....................................    $   245       $   773
                                                                =======       =======
SIGNIFICANT NONCASH INVESTING AND FINANCING TRANSACTIONS:
  Accrued dividends on Series B Redeemable Preferred
    Stock...................................................    $   362       $   822
                                                                =======       =======

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

             >NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND STORE DATA)

1. BASIS OF PRESENTATION

     Aeropostale, Inc. (together with its wholly-owned subsidiary, Aeropostale West, Inc., the "Company") is a mall-based specialty retailer of casual apparel and accessories for young women and young men with a total of 365 stores as of November 2, 2002 located in 35 states. On February 3, 2002, Aeropostale, Inc. contributed all of the assets relating to 10 stores that are located in Arizona and California to its wholly-owned subsidiary, Aeropostale West, Inc. as part of a tax-free reorganization.

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

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of November 2, 2002 and the results of operations for the thirteen and thirty nine weeks ended November 2, 2002 and November 3, 2001 and cash flows for the thirty nine weeks ended November 2, 2002 and November 3, 2001, but are not necessarily indicative of the results of operations for a full fiscal year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's audited financial statements for the year ended February 2, 2002, which were included as part of the Company's registration statement on Form S-1 (Registration No. 333-84056), as declared effective by the Securities and Exchange Commission on May 15, 2002.

2. PUBLIC OFFERING OF COMMON STOCK

     On May 21, 2002, the Company completed an initial public offering of 14,375,000 shares of common stock of which 1,875,000 and 12,500,000 shares were offered by the Company and certain selling stockholders, respectively, at a price to the public of $18.00 per share. Upon completing the offering, net proceeds of $31.4 million and $209.3 million were distributed to the Company and selling stockholders, respectively. The Company is authorized to issue 200,000,000 shares of common stock $0.01 par value, and 5,000,000 shares of undesignated preferred stock, $0.01 par value. In connection with the Company's offering, all of the Company's outstanding shares of non-voting common stock as of February 2, 2002 were converted into 1,118,447 shares of common stock. Approximately $10.0 million of the approximately $31.4 million of the net proceeds to the Company were used to redeem all of the outstanding shares of 12 1/2% Series B redeemable preferred stock and pay all accrued and unpaid dividends thereon. The remainder of the proceeds were used for working capital, general corporate purposes and new store openings.

     On February 27, 2002, the Company adopted the Aeropostale 2002 Long-Term Incentive Plan that became effective upon the consummation of the initial public offering. A total of 1,735,556 shares of the Company's common stock became available for issuance under the plan. All references to share information reflects a 376.328 for 1 stock split of the Company's common stock and nonvoting common stock which was approved by the Company's Board of Directors and became effective on May 10, 2002. The respective share and per share amounts and conversion ratios included in the condensed consolidated financial statements reflect the stock split for all periods presented.

     On December 21, 2001, the Company granted 565,997 options with an exercise price of $0.85 per share which was at a price less than the fair market value of $15.77 per share. The Company incurred approximately $8,445 equity based compensation charge as a result of the grant of these options of which

                               AEROPOSTALE, INC.

$3,972 and $620 was recorded in the year ended February 2, 2002 and thirteen weeks ended May 4, 2002, respectively. Upon the initial public offering, the Company recorded acceleration of the unamortized balance of $3,853 in the thirteen weeks ended August 3, 2002.

     The Company also incurred a $142 compensation charge for a bonus for certain management stockholders in connection with the completion of the initial public offering in the thirteen weeks ended August 3, 2002.

3. RECENT ACCOUNTING STANDARDS

     In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, but retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. However, SFAS No. 144 applies the fair value method for testing of impairment, which differs from SFAS No. 121. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 as it pertains to disposal of a business segment but retains the requirement of that opinion to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, thereby applying to the Company upon the commencement of its fiscal 2002 fiscal year. The adoption of SFAS No. 144 did not have a material impact on the consolidated financial statements.

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Rescissions of SFAS No. 4 and SFAS No. 64 are effective for fiscal years beginning after May 15, 2002. Rescissions for SFAS No. 13 are effective for transactions entered into after May 15, 2002. All other provisions are effective for financial statements issued after May 15, 2002. The Company has determined that the adoption of this Statement will not have an impact on the consolidated financial statements.

     In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company has determined that the adoption of this Statement will not have a material impact on the consolidated financial statements.

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

                                                  13 WEEKS ENDED      13 WEEKS ENDED
                                                 NOVEMBER 2, 2002    NOVEMBER 3, 2001
                                                 -----------------   -----------------
                                                  BASIC    DILUTED    BASIC    DILUTED
                                                 -------   -------   -------   -------
                                                    (UNAUDITED)         (UNAUDITED)
Income from continuing operations..............  $15,001   $15,001   $14,727   $14,727
Preferred stock dividends......................       --        --      (282)     (282)
                                                 -------   -------   -------   -------
Income from continuing operations available for
  per-share calculation........................   15,001    15,001    14,445    14,445
                                                 -------   -------   -------   -------
Cumulative effect of accounting change.........       --        --     1,632     1,632
                                                 -------   -------   -------   -------
Net income available for per-share
  calculation..................................  $15,001   $15,001   $16,077   $16,077
                                                 =======   =======   =======   =======
Average shares of common stock outstanding.....   35,104    35,104    31,543    31,543
Dilutive stock options.........................       --     3,292        --     4,223
                                                 -------   -------   -------   -------
Total average equivalent shares................   35,104    38,396    31,543    35,766
                                                 =======   =======   =======   =======
Per Common Share:
Income from continuing operations..............  $  0.43   $  0.39   $  0.46   $  0.40
Cumulative effect of accounting change.........       --        --      0.05      0.05
                                                 -------   -------   -------   -------
Net income.....................................  $  0.43   $  0.39   $  0.51   $  0.45
                                                 =======   =======   =======   =======

                                                  39 WEEKS ENDED      39 WEEKS ENDED
                                                 NOVEMBER 2, 2002    NOVEMBER 3, 2001
                                                 -----------------   -----------------
                                                  BASIC    DILUTED    BASIC    DILUTED
                                                 -------   -------   -------   -------
                                                    (UNAUDITED)         (UNAUDITED)
Income from continuing operations..............  $13,615   $13,615   $10,947   $10,947
Preferred stock dividends......................     (362)     (362)     (822)     (822)
                                                 -------   -------   -------   -------
Income from continuing operations available for
  per-share calculation........................   13,253    13,253    10,125    10,125
                                                 -------   -------   -------   -------
Gain from discontinued operations..............       --        --        17        17
Cumulative effect of accounting change.........       --        --     1,632     1,632
                                                 -------   -------   -------   -------
Net income available for per-share
  calculation..................................  $13,253   $13,253   $11,774   $11,774
                                                 =======   =======   =======   =======
Average shares of common stock outstanding.....   34,108    34,108    31,515    31,515
Dilutive stock options.........................       --     3,553        --     4,246
                                                 -------   -------   -------   -------
Total average equivalent shares................   34,108    37,661    31,515    35,761
                                                 =======   =======   =======   =======
Per Common Share:
Income from continuing operations..............  $  0.39   $  0.35   $  0.32   $  0.28
Gain from discontinued operations..............       --        --        --        --
Cumulative effect of accounting change.........       --        --      0.05      0.05
                                                 -------   -------   -------   -------
Net income.....................................  $  0.39   $  0.35   $  0.37   $  0.33
                                                 =======   =======   =======   =======

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

     In connection with the decision to discontinue the operations of the Chelsea Cambell business in February 2000, an allocation of the negative goodwill was made between the Aeropostale and the Chelsea Cambell businesses based upon their relative fair values at the Acquisition date. As a result of such allocation, approximately $8.8 million of unamortized negative goodwill was written off as part of the gain on disposal of the Chelsea Cambell business. The remaining negative goodwill was allocated to Aeropostale and was amortized over its estimated life of ten years. Amortization of negative goodwill was approximately $0 and $117 for the thirty nine weeks ended November 2, 2002 and November 3, 2001, respectively.

     The Company adopted SFAS 142, Goodwill and Intangibles, which changed the accounting for goodwill from an amortization method to an impairment approach on August 5, 2001. With the adoption of SFAS 142, the remaining negative goodwill was recorded as income from a cumulative effect of accounting change.

     Net income and income from continuing operations for the thirty nine weeks ended November 3, 2001 has been adjusted to reflect net income and income from continuing operations as though no negative goodwill amortization was recorded.

                                                     13 WEEKS ENDED              39 WEEKS ENDED
                                                -------------------------   -------------------------
                                                NOVEMBER 2,   NOVEMBER 3,   NOVEMBER 2,   NOVEMBER 3,
                                                   2002          2001          2002          2001
                                                -----------   -----------   -----------   -----------
                                                       (UNAUDITED)                 (UNAUDITED)
Income from continuing operations.............    $15,001       $14,727       $13,615       $10,947
Adjusted income from continuing operations....     15,001        14,727        13,615        10,830
Net income....................................     15,001        16,359        13,615        12,596
Adjusted net income...........................     15,001        14,727        13,615        10,847
Diluted income from continuing operations per
  share.......................................    $  0.39       $  0.40       $  0.35       $  0.28
Adjusted diluted income from continuing
  operations per share........................       0.39          0.40          0.35          0.28
Diluted net income per share..................       0.39          0.45          0.35          0.33
Adjusted net income per share.................       0.39          0.40          0.35          0.28

6. REVOLVING CREDIT FACILITY

     The Company has a revolving credit agreement, as amended, with a bank under which the Company may borrow or obtain letters of credit up to an aggregate of $55 million (the "Credit Facility"), with letters of credit having a sub-limit of $15 million. The facility matures by its terms on July 31, 2004. Indebtedness under the Credit Facility is collateralized by the assets of the Company. Borrowings under the Credit Facility bear interest, at the Company's option, either at (a) the lender's prime rate or (b) the Euro Dollar Rate plus 1.50% to 2.00%, depending on excess availability. Additionally, the Company must pay commitment fees on any unused portion of the Credit Facility at an annualized rate of 0.375 percent of the difference between the unused portion and borrowings (including outstanding letters of credit) at the preceding month-end. In connection with the Credit Facility, the Company incurred a one-time financing fee of $220, which is being amortized over the term of the Credit Facility, such amount is recorded as additional interest expense. At February 2, 2002 and November 2, 2002, the Company had $0

                               AEROPOSTALE, INC.

and $1,857 in borrowings outstanding and had not issued any stand-by or commercial letters of credit. At November 2, 2002, the Company was in compliance with the financial covenants of the credit facility, which require the Company to achieve certain earnings before interest, income taxes, depreciation and amortization ("EBITDA" as defined in the Agreement) amounts and capital spending limitations.

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

     Cost of sales. Cost of sales includes the cost of merchandise, distribution and warehousing, freight from the distribution center and warehouse to the stores, payroll for our design, buying and merchandising personnel and store occupancy costs. Store occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and depreciation. Included in cost of sales is a charge related to equity based compensation of approximately $952,000 for the thirty nine weeks ended November 2, 2002.

     Selling, general and administrative expenses. Selling, general and administrative expenses include selling, store management and corporate expenses, including payroll and employee benefits, other than for our design, buying and merchandising personnel, employment taxes, management information systems, marketing, insurance, legal, store pre-opening and other corporate level expenses. Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies and other store opening expenses. Corporate level expenses are primarily attributable to our corporate offices in New York, New York, and Wayne, New Jersey. Included in selling, general and administrative expenses is a charge related to equity based compensation of approximately $3,521,000 for the thirty nine weeks ended November 2, 2002.

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

RESULTS OF OPERATIONS

     The following table sets forth our results of operations expressed as a percentage of total net sales for the period indicated:

                                             13 WEEKS ENDED              39 WEEKS ENDED
                                        -------------------------   -------------------------
                                        NOVEMBER 2,   NOVEMBER 3,   NOVEMBER 2,   NOVEMBER 3,
                                           2002          2001          2002          2001
                                        -----------   -----------   -----------   -----------
                                        (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Net sales.............................     100.0%        100.0%        100.0%        100.0%
Gross profit..........................      30.1          38.8          28.8          30.6
Selling, general and administrative
  expenses............................      15.2          18.8          22.2          22.4
Income from operations................      14.9          20.0           6.6           7.9
Interest expense, net.................       0.1           0.2            --           0.4
Income before income taxes............      14.8          19.8           6.6           7.5
Provision for income taxes............       5.9           8.1           2.6           3.1
Income from continuing Operations.....       8.9          11.7           4.0           4.4
Gain on discontinued operations.......        --            --            --            --
Cumulative effect of accounting
  change..............................        --           1.3            --           0.7
Net income............................       8.9%         13.0%          4.0%          5.1%

 Thirteen weeks ended November 2, 2002 (unaudited) compared to thirteen weeks ended November 3, 2001 (unaudited).

     Net sales. Our net sales for the thirteen weeks ended November 2, 2002 increased to approximately $169.2 million from approximately $126.0 million for the thirteen weeks ended November 3, 2001, an increase of approximately $43.2 million. Of this increase, comparable store sales contributed approximately $5.5 million and non-comparable store sales contributed approximately $37.7 million. Comparable store sales increased by 5.0% for the thirteen weeks ended November 2, 2002, compared to an increase of 22.8% in comparable store sales in the thirteen weeks ended November 3, 2001. This increase was due to higher comparable sales in the young women's and accessories categories. The increase in non-comparable store sales was primarily due to 88 net new stores open at the end of the thirteen weeks ended November 2, 2002 as compared to the prior period.

     Gross profit. Our gross profit dollars increased approximately $2.0 million in the thirteen weeks ended November 2, 2002 to approximately $50.9 million from approximately $48.9 million for the thirteen weeks ended November 3, 2001. As a percentage of net sales, gross profit decreased to 30.1% from 38.8% during these periods. This decrease is primarily attributable to a decrease in our merchandise margins primarily in the young women's and young men's category of approximately 8.0% due to an increase in promotional markdowns. The remaining decrease in gross profit was attributable an increase in distribution and warehousing costs.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased approximately $2.1 million for the thirteen weeks ended November 2, 2002 to approximately $25.8 million from approximately $23.7 million for the thirteen weeks ended November 3, 2001. As a percent of net sales, selling, general and administrative expenses decreased to 15.2% from 18.8%. On an absolute dollar basis, this increase was primarily due to an increase in marketing and new store operating expenses partially offset by a reduction in incentive bonus programs.

     Interest expense, net. Our net interest expense for the thirteen weeks ended November 2, 2002 was approximately $126,000 compared to net interest expense of approximately $282,000 for the thirteen weeks ended November 3, 2001. The Company had average borrowings of approximately $4.4 million on its credit facility in the thirteen weeks ended November 2, 2002 as compared to average borrowings of $16.8 million for the thirteen weeks ended November 3, 2001.

     Income taxes. Our effective tax rate of 40.0% for the thirteen weeks ended November 2, 2002 compares to an effective tax rate of 41.0% for the thirteen weeks ended November 3, 2001. This decrease was due to a reduction in our effective state rate.

     Income from continuing operations. Our income from continuing operations was approximately $15.0 million for the thirteen weeks ended November 2, 2002 compared to income from continuing operations of approximately $14.7 million for the thirteen weeks ended November 3, 2001.

     Net income. Our net income was approximately $15.0 million for the thirteen weeks November 2, 2002 compared to net income of approximately $16.4 million in the thirteen weeks ended November 3, 2001. On August 5, 2001, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangibles, which require companies to no longer amortize negative goodwill. The cumulative effect of this change resulted in a gain of $1.6 million in the thirteen weeks ended November 3, 2001.

  Thirty nine weeks ended November 2, 2002 (unaudited) compared to thirty nine weeks ended November 3, 2001 (unaudited).

     Net sales. Our net sales for the thirty nine weeks ended November 2, 2002, increased to approximately $344.5 million from approximately $246.4 million for the thirty nine weeks ended November 3, 2001, an increase of approximately $98.1 million. Of this increase, comparable store sales contributed approximately $24.3 million and non-comparable store sales contributed approximately $73.8 million. Comparable store sales increased by 10.8% for the thirty nine weeks ended November 2, 2002, compared to an increase of 11.0% in comparable store sales in the thirty nine weeks ended November 3, 2001. This increase was due to higher comparable sales in the young women's and accessories categories. The increase in non-comparable store sales was primarily due to 88 net new stores open at the end of the thirty nine weeks ended November 2, 2002 as compared to the prior period.

     Gross profit. Our gross profit dollars increased approximately $23.8 million in the thirty nine weeks ended November 2, 2002 to approximately $99.1 million from approximately $75.3 million for the thirty nine weeks ended November 3, 2001. As a percentage of net sales, gross profit decreased to 28.8% from 30.6% during these periods. This decrease is primarily attributable to a decrease in our merchandise margins primarily in the young women's and men's category of approximately 2.5% primarily due to an increase in promotional markdowns. This decrease was partially offset by a 1.0% increase attributable to lower occupancy costs. In addition, the Company incurred equity based compensation charge of approximately $952,000, which is included in cost of sales for the thirty nine weeks ended November 2, 2002.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased approximately $21.3 million for the thirty nine weeks ended November 2, 2002 to approximately $76.4 million from approximately $55.1 million for the thirty nine weeks ended November 3, 2001. As a percent of net sales, selling, general and administrative expenses decreased to 22.2% from 22.4%. On an absolute dollar basis, this increase was due to an approximate $14.9 million increase in payroll and operating expenses that resulted from new store growth in addition to marketing expense increases of approximately $2.9 million. We also incurred a charge of approximately $3.5 million for equity-based compensation during the thirty nine weeks ended November 2, 2002.

     Interest expense, net. Our net interest expense for the thirty nine weeks ended November 2, 2002 was approximately $57,000 compared to net interest expense of approximately $871,000 for the thirty nine weeks ended November 3, 2001. The Company had average borrowings of approximately $2.0 million on its credit facility in the thirty nine weeks ended November 2, 2002 as compared to average borrowings of $15.9 million for the thirty nine weeks ended November 3, 2001.

     Income taxes. Our effective tax rate of 40.0% for the thirty nine weeks ended November 2, 2002 compares to an effective tax rate of 41.2% for the thirty nine weeks ended November 3, 2001. This decrease was due to a reduction in our effective state rate.

     Income from continuing operations. Our income from continuing operations was approximately $13.6 million for the thirty nine weeks ended November 2, 2002 compared to income from continuing operations of $10.9 million for the thirty nine weeks November 3, 2001.

     Gain on discontinued operations. All Chelsea Cambell stores were closed by the end of December 2000; therefore, no activity occurred during the thirty nine weeks November 2, 2002. For the thirty nine weeks ended November 3, 2001, our Chelsea Cambell stores had net income of $17,000.

     Net income. Our net income was approximately $13.6 million in the thirty nine weeks November 2, 2002 compared to net income of approximately $12.6 million in the thirty nine weeks ended November 3, 2001. On August 5, 2001, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangibles, which require companies to no longer amortize negative goodwill. The cumulative effect of this change resulted in a gain of $1.6 million in the thirty nine weeks ended November 3, 2001.

     Liquidity and Capital Resources

     Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores and the investment in our information systems. Historically, these cash requirements have been met through cash flow from operations and borrowings under our credit facility with Fleet Retail Finance, Inc. At November 2, 2002, we had working capital of approximately $68.6 million.

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

     During the thirty nine weeks ended November 2, 2002, our net cash used by operations was approximately $27.6 million. Our cash used by operations were for the seasonal purchase of inventory and the purchase of additional inventory for the increased store base. This was partly offset by net income of approximately $13.6 million and the increase of accounts payable, accrued expenses and other liabilities of approximately $19.4 million.

     Our cash used in investing activities for the thirty nine weeks ended November 2, 2002 and November 3, 2001 was entirely used for capital expenditures. These expenditures, consisting primarily of the construction of new stores, remodeling of existing stores and investments in technology, were approximately $27.5 million for the thirty nine weeks ended November 2, 2002 and approximately $20.8 million for the thirty nine weeks ended November 3, 2001. Our future capital requirements will depend primarily on the number of new stores we open and the number of existing stores we remodel and the timing of these expenditures. We opened 89 new stores during the thirty nine weeks ended November 2, 2002 and 61 new stores during the thirty nine weeks ended November 3, 2001, and we expect to open approximately 93 stores in fiscal 2002. Projected capital expenditures for fiscal 2002 are approximately $29.5 million, to be used primarily to fund new store openings, store remodelings and technology investments. Historically, we have financed such capital expenditures with cash from operations and borrowings under our credit facility. We believe that we will continue to finance capital expenditures in this manner during fiscal 2002.

     In the thirty nine weeks ended November 2, 2002, we had a net decrease in cash and cash equivalents of approximately $33.6 million and we had net borrowings under our credit facility of approximately $1.9 million compared to net borrowing of approximately $14.1 million for the thirty nine weeks ended November 3, 2001. Our secured revolving credit facility with Fleet, as agent, provides us with up to $55.0 million based upon our inventory balances, seasonal advance rates and third party credit card balances. Borrowings bear interest at our option at either the rate per annum at which deposits on U.S. dollars are offered to Fleet in the Eurodollar market, referred to as the eurodollar rate, plus 1.50% to 2.00% or the base rate announced from time to time by Fleet, dependent upon excess availability. As of November 2, 2002, the balance under the revolving credit facility was approximately $1.9 million; as of November 3, 2001 the balance was approximately $15.8 million. The revolving credit facility contains financial performance and capital expense covenants, and has a termination date of July 2004. There are fees for early termination. The revolving credit facility contains a minimum EBITDA covenant, tested monthly. The facility also contains a maximum capital expenditures covenant, tested quarterly.

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

     As of November 2, 2002 we had approximately $11.4 million in cash and cash equivalents. In addition, we had approximately $53.1 million available for borrowings under our credit facility as of November 2, 2002, which availability is limited by the credit facility's borrowing base collateral requirements. In general, the borrowing base equals a seasonally adjusted percentage of the retail value of our inventory and 80% of our third party credit card balances. We believe that cash flows from operations, our current cash balance, funds available under our revolving credit facility will be sufficient to meet our working capital needs and planned capital expenditures for fiscal 2002.

     Contractual Obligations and Commercial Commitments

     The following tables summarize our contractual obligations and commercial commitments as of November 2, 2002:

                                                            PAYMENTS DUE
                                     -----------------------------------------------------------
                                        WITHIN         WITHIN          WITHIN          AFTER
                                       3 MONTHS       12 MONTHS       12 MONTH       12 MONTHS
                                     ENDED FISCAL   ENDED FISCAL    ENDED FISCAL    ENDED FISCAL
                           TOTAL         2002       2003 AND 2004   2005 AND 2006       2006
                          --------   ------------   -------------   -------------   ------------
                                         (IN THOUSANDS OF DOLLARS)
Contractual Obligations
  Employment
     contracts..........  $  2,363      $  513         $ 1,850         $    --        $     --
  Merchandise
     agreement..........     3,631         248           1,980           1,403              --
  Operating leases......   229,044       9,007          64,531          51,496         104,010
                          --------      ------         -------         -------        --------
  Total contractual
     obligations........  $235,038      $9,768         $68,361         $52,899        $104,010
                          ========      ======         =======         =======        ========

                                                   AMOUNT OF COMMITMENT PER PERIOD
                                     -----------------------------------------------------------
                                        WITHIN         WITHIN          WITHIN          AFTER
                                       6 MONTHS       12 MONTHS       12 MONTH       12 MONTHS
                                     ENDED FISCAL   ENDED FISCAL    ENDED FISCAL    ENDED FISCAL
                            TOTAL        2002       2003 AND 2004   2005 AND 2006       2006
                            ------   ------------   -------------   -------------   ------------
                                                 (IN THOUSANDS OF DOLLARS)
Commercial Commitments
  Lines of credit.........  $1,857      $1,857           $--             $--             $--
  Total commercial
     commitments..........  $1,857      $1,857           $--             $--             $--

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

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Explanation of disclosure controls and procedures: The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that as of December 10, 2002 the Company's disclosure controls and procedures
(1) are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by the Company in the reports filed or submitted by the Company under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in internal controls: There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

     (b) Reports on Form 8-K:

     None

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

Dated: December 12, 2002

                                 CERTIFICATIONS

     I, Julian R. Geiger, Chairman and Chief Executive Officer of Aeropostale, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Aeropostale, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: December 12, 2002

                                 CERTIFICATIONS

     I, Michael J. Cunningham, Senior Vice President -- Chief Financial Officer of Aeropostale, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Aeropostale, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: December 12, 2002