Form 10-K
period 2003-02-01
AEROPOSTALE INC
filed 2003-04-29
CIK 1168213

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-0001

                             ---------------------

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


                       COMMISSION FILE NUMBER: 001-31314

                             ---------------------

                               AEROPOSTALE, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                    NO. 31-1443880
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

          1372 BROADWAY, 8TH FLOOR,                                10018
                 NEW YORK, NY                                    (Zip Code)
   (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (646) 485-5398

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
       Common Stock, without par value                    New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing
requirements for at least the past 90 days.  Yes [X]    No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]    No [X]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of August 3, 2002 was $293.4 million.

    35,559,771 shares of Common Stock were outstanding at April 17, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III -- Aeropostale, Inc. Proxy Statement for 2003 Annual Meeting of Stockholders, in part, as indicated.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               AEROPOSTALE, INC.

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                    PART I
Item 1.   Business....................................................     2
Item 2.   Properties..................................................     8
Item 3.   Legal Proceedings...........................................     8
Item 4.   Submission of Matters to a Vote of Security Holders.........     8
                                   PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................     9
Item 6.   Selected Consolidated Financial Data........................     9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    13
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................    26
Item 8.   Financial Statements and Supplementary Data.................    26
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    50
                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........    51
Item 11.  Executive Compensation......................................    51
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................    51
Item 13.  Certain Relationships and Related Transactions..............    51
Item 14.  Controls and Procedures.....................................    51
                                   PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    52
Signatures............................................................    55
Certification of Chief Executive Officer..............................    58
Certification of Chief Financial Officer..............................    59

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Aeropostale, Inc. (together with its wholly-owned subsidiary, Aeropostale West, Inc., collectively the "Company" or "Aeropostale") is a mall-based specialty retailer of casual apparel and accessories that targets both young women and young men aged 11 to 20. We provide our customers with a focused selection of high-quality, active-oriented, fashion basic merchandise at compelling values. We maintain complete control over our proprietary brand by designing and sourcing all of our merchandise. Our products can be purchased only at our stores, or organized sales events at college campuses. We strive to create a fun and high energy shopping experience through the use of creative visual merchandising, colorful in-store signage, bright lighting, popular music and an enthusiastic, well-trained sales force. Our average store size of approximately 3,500 square feet is generally smaller than that of our mall-based competitors and we believe that this enables us to achieve higher sales productivity and project a sense of activity and excitement. As of February 1, 2003, we operated 367 stores in 35 states.

     The Aeropostale brand was established by R.H. Macy & Co., Inc. as a department store private label initiative in the early 1980s targeting men in their twenties. As a result of the label's initial success, Macy's opened the first mall-based Aeropostale specialty store in 1987. Over the next decade, Macy's and then its current parent company, Federated Department Stores, Inc., continued new store expansion and opened over 100 stores. In August 1998, Federated sold its specialty store division to our management team and Bear Stearns Merchant Banking. On February 3, 2002, Aeropostale contributed all of the assets relating to 10 stores that are located in Arizona and California to its wholly-owned subsidiary, Aeropostale West, Inc. as part of a tax-free organization.

     On May 21, 2002, the Company completed an initial public offering of 14,375,000 shares of common stock of which 1,875,000 and 12,500,000 shares were offered by the Company and certain selling stockholders, respectively, at a price to the public of $18.00 per share. Upon completing the offering, net proceeds of $31.4 million and $209.3 million were distributed to the Company and selling stockholders, respectively. In connection with the Company's offering, all of the Company's outstanding shares of non-voting common stock were converted into approximately 1,851,000 shares of common stock. Approximately $10.0 million of the approximately $31.4 million of the net proceeds to the Company were used to redeem all of the outstanding shares of 12 1/2% Series B redeemable preferred stock and pay all accrued and unpaid dividends thereon. The remainder of the proceeds were used for working capital, general corporate purposes and new store openings.

     The Company elected to change its fiscal year from a 52/53 week year that ends on the Saturday nearest to July 31 to a 52/53 week year that ends on the Saturday nearest to January 31, effective for the transition period ended on February 2, 2002. For tax purposes, the Company has retained its July year-end. As used herein, "Fiscal 2002" refers to the fiscal year ended February 1, 2003, "Fiscal 2001" refers to the fiscal year ended August 4, 2001, "Transition 2001" refers to the six month period from August 5, 2001 to February 2, 2002. Similarly, "Fiscal 2000" and "Fiscal 1999" refer to the fiscal years ended July 29, 2000 and July 31, 1999 and "Transition 2000" refers to the six month period from July 30, 2000 to February 3, 2001. All references to amounts related to the six months ended February 3, 2001 and the fifty-two weeks ended February 2, 2002 are unaudited. Transition 2001 has twenty-six weeks while Transition 2000 has twenty-seven weeks.

GROWTH STRATEGY

     Open new stores. We believe that our merchandise and stores have broad national appeal that provides substantial new store expansion opportunities. In the last three years, we expanded our store base, opening 57 new stores in Fiscal 2000, 74 in Fiscal 2001 and 93 new stores in Fiscal 2002. We plan to open approximately 85 new stores in fiscal 2003, and continue to open new stores at a comparable pace in future years. We plan to open stores both in markets in which we currently operate and in new markets. The four states that have the largest teenage populations in the United States are California, Florida, New York and Texas according to data derived from information published by the U.S. Census Bureau. New York is the only one of these four states in which we currently have a major presence.

     Enhance and expand our brand. We intend to capitalize on the success of our brand and continue to enhance our brand recognition through external marketing and in store marketing efforts. We believe that as our brand gains increased familiarity and national recognition, our stores will continue to be preferred shopping destinations.

     Continue high levels of store productivity. We seek to continue to produce comparable store sales growth and average sales per square foot by maintaining consistent store-level execution. We intend to continue employing our promotional pricing strategies to maintain high levels of customer traffic. We will also continue testing products so that we can identify developing trends and evolve with the changing tastes of our customers.

PRICING

     We believe that a key component of our success is our ability to understand what our customers want and can afford. Our merchandise, which we believe is of comparable quality to that of our primary competitors, is generally priced lower than their merchandise, with most of our products falling within a price range of approximately $10.00 to $39.50 per item and an average sales price of approximately $13.00 during Fiscal 2002. We use a demand-driven promotional pricing strategy to emphasize the value we offer relative to our competitors and to encourage our customers to keep returning to our stores. We offer promotions throughout the year and approximately 75% of the merchandise selection in our stores is on promotion at any given time. Each promotion typically lasts for approximately two to four weeks, depending on the demand for the product.

DESIGN AND MERCHANDISING

     Our coordinated design and merchandising teams focus on designing merchandise that meets the demands of our core customers' lifestyles. We maintain a separate dedicated design and merchandising group for each of the young women's, young men's and accessories product lines. Each group is overseen by a merchandising manager to ensure consistency with the desires of our customers.

     Design. We offer a focused collection of fashion basic apparel, including graphic t-shirts, tops, bottoms, sweaters, jeans, outerwear and accessories. Our "design-driven, merchant-modified" philosophy, in which our designers' vision is refined by our merchants' understanding of the current market for our products, ensures that our merchandise styles both reflect the latest trends and are not too fashion forward for our customers. Much of our merchandise features our "Aeropostale" or "Aero" logo. We believe that our logo apparel appeals to our young customers and reinforces our brand image.

     Our design process is highly disciplined and carefully supervised, enabling us to develop exclusive merchandise and offer a consistent assortment within a season. About nine months prior to a selling season, the product development process begins with our designers, merchandisers and senior management working together to review the prior season's results and new trends and to discuss the classifications and styles that we should develop for the upcoming season. We continuously test our products in our stores. Our design group supplements this analysis with market research from focus groups, travel, retail shopping, trade shows and input from a design consultant.

     Our merchandising planning process determines the quantities of units needed for each product category. We then consider sourcing options and establish price targets. Once approved, we place production orders with the appropriate vendors. This occurs approximately four months after the initial review meeting. We typically receive initial orders within three to five months after order placement. We then allocate merchandise to individual stores based upon recent selling trends and current inventory levels. By monitoring sales of each style and color and employing our flexible sourcing capabilities, we are able to adjust our merchandise on order for later in the season and future seasons.

     Merchandising. Our merchandise mix has evolved with the demands of our target customers. Over the past three years, we have increased the percentage of our merchandise for female customers as our young women's line has grown increasingly popular and we have added more accessories to complement our apparel offering. In addition, we have developed a narrower and deeper merchandise assortment in response to our customers' preferences.

     The following chart provides a historical breakdown of our merchandise mix as a percentage of sales:

                                                    FISCAL
                                                  -----------
                                                  2000   2001   TRANSITION 2001   FISCAL 2002
                                                  ----   ----   ---------------   -----------
Young Women's...................................   42%    49%         56%             58%
Young Men's.....................................   47     39          33              30
Accessories.....................................   11     12          11              12

SOURCING

     We employ a sourcing strategy that maximizes our speed to market and allows us to respond quickly to our customers' preferences. We believe that we have developed strong relationships with our vendors, some of whom rely upon us for a significant portion of their business. The majority of our vendors can refill orders within 45 to 90 days, enabling quick inventory replenishment. We ensure the quality of our vendors' products by inspecting pre-production samples, making periodic site visits to our vendors' foreign production factories and by selectively inspecting inbound shipments at our distribution center.

     During the past three years, we have sought to reduce the number of vendors that we utilize in order to streamline our sourcing operations and to exercise greater influence over our vendors. During Fiscal 2002, Federated Merchandising Group, or FMG, a wholly owned subsidiary of our former parent company Federated Department Stores, Inc., acted as our agent in sourcing approximately 22% of our merchandise. We directly source all other production not covered by our arrangement with FMG. Approximately 37% of our merchandise was directly sourced from our top three vendors and 71% of our merchandise was directly sourced from our top ten vendors during Fiscal 2002. Two vendors supplied 17% and 10%, respectively, of our total merchandise during that period. Most of our vendors maintain sourcing offices in the United States with the majority of their production factories located in Europe, Asia and Central America. All payments are made in U.S. dollars to minimize currency risk.

STORE GROWTH

     Existing stores. As of February 1, 2003, we operated 367 stores in 35 states. Our stores are typically located in regional shopping malls in areas with high concentrations of our target customers.

                          NUMBER OF AEROPOSTALE STORES
                             AS OF FEBRUARY 1, 2003

                                                NUMBER
                                                  OF
STATE                                           STORES
-----                                           ------
Alabama.......................................     5
Arkansas......................................     2
Arizona.......................................     5
California....................................     7
Connecticut...................................     9
Delaware......................................     4
Florida.......................................     6
Georgia.......................................     9
Illinois......................................    20
Indiana.......................................    14
Iowa..........................................     5
Kansas........................................     4
Kentucky......................................     8
Louisiana.....................................     1
Massachusetts.................................    18
Maryland......................................     8
Maine.........................................     2
Michigan......................................    21

                                                NUMBER
                                                  OF
STATE                                           STORES
-----                                           ------
Minnesota.....................................     9
Missouri......................................     8
North Carolina................................    13
Nebraska......................................     4
New Hampshire.................................     6
New Jersey....................................    21
New York......................................    39
Ohio..........................................    30
Pennsylvania..................................    37
Rhode Island..................................     1
South Carolina................................     5
Tennessee.....................................    13
Texas.........................................     7
Virginia......................................    12
Vermont.......................................     2
Wisconsin.....................................     8
West Virginia.................................     4
                                                 ---
Total.........................................   367
                                                 ===

     The following table highlights the number of stores opened and closed:

                                                                                       TOTAL
                                                                                     NUMBER OF
                                                              STORES    STORES     STORES AT END
                                                              OPENED   CLOSED(1)     OF PERIOD
                                                              ------   ---------   -------------
Fiscal 2000.................................................    57         8            178
Fiscal 2001.................................................    74         0            252
Transition 2001.............................................    34         8(2)         278
Fiscal 2002.................................................    93         4            367

---------------

(1) Does not include Chelsea Cambell stores, a concept we discontinued in Fiscal 2000.

(2) Includes the closing of seven aero kids stores.

     Store design and environment. We design our stores to create an energetic shopping environment, featuring powerful in-store promotional signage, creative visuals, bright lighting and popular music. The enthusiasm of our associates is integral to our store environment. Our stores feature display windows which provide high visibility for mall traffic. The front of the store features the newest and most desirable merchandise to draw shoppers into the store. We keep our merchandise assortments fresh and exciting by updating our floor sets approximately 11 times per year. Visual merchandising directives are initiated at the corporate level to maintain consistency throughout all of our stores. We generally locate our stores in central mall locations near popular teen gathering spots, including food courts, music stores and other teen-oriented retailers. In addition, we generally implement broad-scale renovations at every store lease expiry.

     Our stores generally range in size from 2,500 to 6,000 square feet, with an average square footage of approximately 3,500. We believe that by keeping our store size generally smaller than that of many of our competitors, we are able to achieve a high level of productivity and reinforce the sense of activity and energy that we want our stores to project.

     Store management and training. Our stores are organized into regions and districts. Each of our 4 regions is managed by a regional manager and encompasses approximately 10 districts; each district is managed by a district manager and encompasses approximately 7 to 10 individual stores. We usually staff each store with one store manager, two assistant managers and 10 to 15 part-time sales associates, the number of which generally increases during our peak selling seasons. Store managers are primarily responsible for hiring and training store level associates, while our merchandise assortments, store layout, inventory management and in-store visuals are directed by our corporate headquarters.

     We seek to instill enthusiasm and dedication in all our employees. To promote this strategy, we compensate our district and store managers with a base salary plus incentive bonus payments based on store sales performance and loss prevention. We designed our "Career Development Program" to provide managers with training to improve both operational expertise and supervisory skills. Training programs are completed in modules which allow managers to customize the program to meet their individual needs.

     Our sales associates are a critical element to achieving our marketing and customer satisfaction goals. We strive to hire employees who possess high energy levels and excitement for our brand. All sales associates receive customer service and product information training which enables them to assist customers in a friendly, helpful manner. Sales associates receive hourly wages and the potential for additional compensation through various contests and motivational programs. We believe that our continued success is dependent on our ability to attract, retain and motivate quality employees.

     Expansion opportunities and site selection. Over the past two years, we have opened new stores to capitalize on our store model. We plan to increase our store base in fiscal 2003 by opening approximately 85 stores and to continue a similar pace of new store openings in future years. We have identified mall locations in both existing and new markets for potential new store opportunities.

     In selecting a specific site, we target high traffic, prime real estate locations in malls with suitable demographics and favorable lease economics. As a result, we generally locate our stores in malls in which comparable teen-oriented retailers have performed well. Primary site evaluation criteria include average sales per square foot, co-tenancies, traffic patterns and occupancy costs. Historically, we have been able to locate and open stores profitably in a wide variety of mall classifications by negotiating lease terms that we believe are favorable, based on our expectations for store activity and a store size of approximately 3,500 square feet. Prior to committing to each store lease, at least one member of our senior management team visits and approves each individual site location. After our real estate committee approves a site, approximately 23 weeks are required to finalize the lease, design the layout, build out the property, hire and train associates and equip and stock the store before opening.

     We have successfully and consistently implemented our store format across a wide variety of mall classifications and geographic locations. Our average net investment to open a new store has been approximately $274,000, which includes capital expenditures adjusted for landlord contributions and initial inventory at cost net of payables. Our stores which were opened during 1999, 2000 and 2001 have achieved average net sales of approximately $1.3 million during their first twelve months of operations, sales per selling foot of approximately $389, store-level operating cash flow of approximately $266,000 and an average pretax cash return on investment of approximately 97%. These amounts exclude aerokids stores and certain select outlet locations which are not considered profit centers and are utilized primarily to sell end of season merchandise.

MARKETING AND ADVERTISING

     We employ numerous initiatives to maximize the impact of our marketing and advertising programs. We view the enthusiasm and commitment of our store-level employees as a key element to establishing the credibility of our brand with our target customers. To reinforce our image with our customers, we seek to locate our stores in mall locations near popular teen gathering spots and utilize our window and in-store displays with colorful and brand-focused presentations. We view the use of our logo on our merchandise as an effective means for increasing brand awareness among our target customers.

     Over the past few years, we have developed a marketing program that allows us to gain additional exposure for our brand on college campuses. We believe that our target customers value and aspire to an active, collegiate lifestyle. Accordingly, we sponsor a number of collegiate athletic conferences by providing them with co-branded apparel and donating various scholarships. In addition, we have entered into agreements with numerous colleges and universities that enable us to sell and market our products on campuses through organized sales events.

     We have historically relied on these methods as effective advertising tools and have utilized traditional media advertising on a very limited basis. During the year, we utilized television advertising and launched an interactive website that will enable us to build and develop a web-based rewards program.

DISTRIBUTION

     The timely and efficient replenishment of current styles is key to our overall business strategy. We utilize a third party operator for merchandise processing. This third party operates a 200,000 square foot distribution facility in New Jersey, where our merchandise is processed by using an automated picking and packing carousel. We also rely on a third party transportation company to deliver our merchandise from our warehouse to our stores.

     In order to accommodate our planned store growth, during Fiscal 2002 we entered into a five-year lease for a 315,000 square foot facility also in New Jersey, which has a five-year renewal option. The building is used to warehouse inventory needed to replenish and backstock all of our stores. The building also serves all of our general warehousing needs, such as storage of new store merchandise, floor set merchandise and packaging supplies, with additional capacity for processing as our growth requires. The staffing and management of this facility is outsourced to the same third party provider that operates the distribution facility. This third party employs personnel represented by a labor union. There have been no work stoppages or disruptions since the inception of our relationship with this third party in 1991. We believe the third party's relationship with its employees to be good. We believe that our current facilities are large enough to handle our expected store growth over the next five years.

MANAGEMENT INFORMATION SYSTEMS

     Our management information systems and electronic data processing systems provide a full range of retail, financial and merchandising applications. We utilize a combination of customized and industry standard software systems to provide various functions related to:

     - point-of-sales;

     - inventory management;

     - design;

     - planning and distribution; and

     - financial reporting.

     We communicate with each store on a daily basis to gather all information on sales, merchandise transfers and sales trends and to transmit details regarding price changes and pending deliveries. By updating our sales information daily from each store's point-of-sale terminal, we can evaluate such information to implement merchandising decisions, pricing changes and inventory allocation.

     During Fiscal 2002, we deployed technological enhancements throughout our stores and operations, including upgrading our point of sale systems and implementing a storewide network system to improve processing time for credit card transactions, merchandise price changes and merchandise distribution.

COMPETITION

     The teen apparel market is highly competitive. We compete with a wide variety of retailers including other specialty stores, department stores, mail order retailers and mass merchandisers. Specifically, we compete with other teen apparel retailers including, but not limited to, Abercrombie & Fitch, American Eagle Outfitters, Gap, Hot Topic, Pacific Sunwear, Too, Urban Outfitters and Wet Seal. Stores in our sector compete primarily on the basis of design, price, quality, service and selection. We believe that our competitive advantage lies with our differentiated brand and our unique combination of quality, comfort and value. Moreover, we believe that we target a younger, value-oriented, customer, while many of our competitors cater to a customer who is either older or seeking cutting-edge fashion.

     Many of our competitors are considerably larger and have substantially greater financing, marketing, and other resources. We cannot assure you that we will be able to compete successfully with them in the future, particularly in geographic locations that represent new markets for us.

TRADEMARKS

     We have registered the AEROPOSTALE(R) trademark and stylized design with the U.S. Patent and Trademark Office as a trademark for clothing and for a variety of accessories, including sunglasses, belts, socks and hats, and as a service mark for retail clothing stores. We have also filed intent to use applications with the U.S. Patent and Trademark Office to register the AERO(TM) stylized design mark for children's clothing and retail store services. Additionally, we have applied for or have obtained a registration for the AEROPOSTALE mark in over 26 foreign countries where we obtain supplies, manufacture goods or have the potential of doing so in the future. We contributed all of our domestic intellectual property to our wholly-owned subsidiary, Aeropostale West, Inc., as part of a tax-free reorganization consummated on February 3, 2002 which, in turn, licenses use of these marks to the Company.

EMPLOYEES

     As of February 1, 2003, we employed 1,344 full-time and 2,830 part-time employees. We employ 132 of our employees at our corporate offices, and 4,042 at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union and we consider the relationship with our employees to be good.

SEASONALITY

     The Company's business is subject to substantial seasonal variations. Historically, the Company has realized a significant portion of its net sales and net income in the third quarter, reflecting increased demand during the back-to-school selling season, and the fourth quarter, reflecting the increased demand during the holiday selling season. The Company's results of operations may also fluctuate significantly as a result of other factors, including the timing of new store openings. Additionally, working capital requirements fluctuate during the year, increasing in mid-summer in anticipation of the third and fourth quarters.

AVAILABLE INFORMATION

     The Company maintains an internet web-site, www.aeropostale.com, through which is available access to the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including all amendments to those reports. The reports are free of charge and are available as soon as is reasonably practicable after they are filed with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

     We lease all of our store locations. Most of our leases have an initial term of ten years with percentage rent clauses and do not contain extension options. Generally, our leases allow for termination by us after a certain period of time if sales at that site do not exceed specified levels.

     We currently lease approximately 23,400 square feet of office space at 1372 Broadway in New York, New York for our corporate headquarters and our design, sourcing and production teams. This lease expires in January 2004 and we are currently in negotiations for new office space.

     We also lease approximately 20,000 square feet of office space at 201 Willowbrook Boulevard in Wayne, New Jersey. This facility is used as administrative offices for finance, operations and information systems personnel. This lease expires in January 2013.

     During Fiscal 2002, we signed a lease for a 315,000 square foot facility in South River, New Jersey for a five-year term with a five-year renewal option. We will use the facility to warehouse inventory needed to replenish and backstock all of our stores as well as serve all of our general warehousing needs.

ITEM 3.  LEGAL PROCEEDINGS

     We are subject to various claims and legal actions that arise in the ordinary course of our business. We believe that such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business or our financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     Our stock is traded on the New York Stock Exchange under the symbol "ARO". The following table sets forth the range of high and low sales prices of the common stock as reported on the New York Stock Exchange for each fiscal quarter since May 16, 2002, the effective date of our initial public offering. As of April 9, 2003, there were 45 stockholders of record. However, when including others holding shares in broker accounts under street name, the Company estimates the shareholder base at approximately 3,500.

                                                               MARKET PRICE
                                                              ---------------
FOR THE FISCAL QUARTERS ENDED                                  HIGH     LOW
-----------------------------                                 ------   ------
February 1, 2003............................................  $15.45   $ 9.64
November 2, 2002............................................   20.80     5.25
August 3, 2002 (from May 16, 2002)..........................   29.50    13.80

     We have never paid cash dividends and presently anticipate that all of our future earnings will be retained for the development of our business. We do not anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will be based on future earnings, financial condition, capital requirements, and other relevant factors.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and related notes and other financial information appearing elsewhere in this document. In January 2002, we changed our fiscal year end from the Saturday closest to July 31st to the Saturday closest to January 31st of each year. The statement of income data for the fiscal years ended July 31, 1999, July 29, 2000, August 4, 2001, and February 1, 2003 and for the six months ended February 2, 2002 and the balance sheet data as of July 29, 2000, August 4, 2001, February 2, 2002 and February 1, 2003 are derived from audited financial statements. The statement of income data for the fiscal year ended August 1, 1998, and the balance sheet data as of August 1, 1998 are derived from the accounting records of our predecessor company and are not comparable to our statements in all respects due to, among other things, the omission of corporate overhead expense and provision for taxes, different accounting policies and the effect of purchase accounting. The fifty-two weeks ended February 2, 2002 and six months ended February 3, 2001 are unaudited and are presented for comparative purposes.

                                    PREDECESSOR
                                    COMPANY(1)
                                    -----------
                                    FISCAL YEAR        FISCAL YEAR ENDED(2)
                                       ENDED      -------------------------------
                                     AUGUST 1,    JULY 31,   JULY 29,   AUGUST 4,
                                       1998         1999       2000       2001
                                    -----------   --------   --------   ---------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net sales.........................   $141,419     $152,506   $213,445   $304,767
Cost of sales, including certain
  buying, occupancy and
  warehousing expenses............    111,735      110,489    151,973    218,618
                                     --------     --------   --------   --------
Gross profit......................     29,684       42,017     61,472     86,149
Selling, general and
  administrative expenses.........     28,157       32,406     45,680     65,918
Store closing expenses(5).........         --           --         --        815
Amortization of negative
  goodwill........................         --         (234)      (234)      (234)
                                     --------     --------   --------   --------
Income from operations............      1,527        9,845     16,026     19,650
Interest expense (income), net....         --           86        911      1,671
                                     --------     --------   --------   --------
Income before income taxes........      1,527        9,759     15,115     17,979
Provision for income taxes........         --        3,529      5,749      7,065
                                     --------     --------   --------   --------
Income from continuing
  operations......................      1,527        6,230      9,366     10,914
Gain (loss) on discontinued
  operations(6)...................       (978)        (268)     2,002        405
                                     --------     --------   --------   --------
Cumulative effect of accounting
  change(7).......................         --           --         --         --
Net income........................        549        5,962     11,368     11,319
Preferred dividends...............         --        1,235      1,040      1,048
                                     --------     --------   --------   --------
Net income available to common
  stockholders....................   $    549     $  4,727   $ 10,328   $ 10,271
                                     ========     ========   ========   ========
Basic net income (loss) per common
  share:(8)
  From continuing operations(9)...   $   0.05     $   0.16   $   0.27   $   0.32
  From discontinued operations....      (0.03)       (0.01)      0.06       0.01
  From cumulative accounting
    change........................         --           --         --         --
                                     --------     --------   --------   --------
  Net income per share............   $   0.02     $   0.15   $   0.33   $   0.33
                                     ========     ========   ========   ========
Diluted net income (loss) per
  common share:(8)
  From continuing operations(9)...   $   0.05     $   0.15   $   0.24   $   0.28
  From discontinued operations....      (0.03)       (0.01)      0.06       0.01
  From cumulative accounting
    change........................         --           --         --         --
                                     --------     --------   --------   --------
  Net income per share............   $   0.02     $   0.14   $   0.30   $   0.29
                                     ========     ========   ========   ========
Basic weighted average number of
  shares outstanding..............     31,047       31,048     31,069     31,339
Diluted weighted average number of
  shares outstanding..............     31,047       34,497     34,693     35,465


                                       SIX MONTHS ENDED(3)       52 WEEKS     FISCAL YEAR
                                    -------------------------      ENDED        ENDED(2)
                                    FEBRUARY 3,   FEBRUARY 2,   FEBRUARY 2,   FEBRUARY 1,
                                       2001          2002          2002           2003
                                    -----------   -----------   -----------   ------------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net sales.........................   $184,369      $284,040      $404,438       $550,904
Cost of sales, including certain
  buying, occupancy and
  warehousing expenses............    124,611       180,054(4)    274,061(4)     388,301(4)
                                     --------      --------      --------       --------
Gross profit......................     59,758       103,986       130,377        162,603
Selling, general and
  administrative expenses.........     34,469        55,169(4)     86,619(4)     110,506(4)
Store closing expenses(5).........         --            --           815             --
Amortization of negative
  goodwill........................       (116)           --          (117)            --
                                     --------      --------      --------       --------
Income from operations............     25,405        48,817        43,060         52,097
Interest expense (income), net....      1,082           292           877            (56)
                                     --------      --------      --------       --------
Income before income taxes........     24,323        48,525        42,183         52,153
Provision for income taxes........      9,629        19,888        17,326         20,863
                                     --------      --------      --------       --------
Income from continuing
  operations......................     14,694        28,637        24,857         31,290
Gain (loss) on discontinued
  operations(6)...................        388            --            17             --
                                     --------      --------      --------       --------
Cumulative effect of accounting
  change(7).......................         --         1,632         1,632             --
Net income........................     15,082        30,269        26,506         31,290
Preferred dividends...............        508           574         1,113            362
                                     --------      --------      --------       --------
Net income available to common
  stockholders....................   $ 14,574      $ 29,695      $ 25,393       $ 30,928
                                     ========      ========      ========       ========
Basic net income (loss) per common
  share:(8)
  From continuing operations(9)...   $   0.46      $   0.89      $   0.75       $   0.90
  From discontinued operations....       0.01            --            --             --
  From cumulative accounting
    change........................         --          0.05          0.05             --
                                     --------      --------      --------       --------
  Net income per share............   $   0.47      $   0.94      $   0.80       $   0.90
                                     ========      ========      ========       ========
Diluted net income (loss) per
  common share:(8)
  From continuing operations(9)...   $   0.40      $   0.78      $   0.66       $   0.82
  From discontinued operations....       0.01            --            --             --
  From cumulative accounting
    change........................         --          0.05          0.05             --
                                     --------      --------      --------       --------
  Net income per share............   $   0.41      $   0.83      $   0.71       $   0.82
                                     ========      ========      ========       ========
Basic weighted average number of
  shares outstanding..............     31,183        31,633        31,567         34,387
Diluted weighted average number of
  shares outstanding..............     35,177        36,000        35,879         37,854

                                    PREDECESSOR
                                    COMPANY(1)
                                    -----------
                                    FISCAL YEAR        FISCAL YEAR ENDED(2)
                                       ENDED      -------------------------------
                                     AUGUST 1,    JULY 31,   JULY 29,   AUGUST 4,
                                       1998         1999       2000       2001
                                    -----------   --------   --------   ---------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED OPERATING DATA:
Number of stores open at end of
  period..........................        119          129        178        252
Comparable store sales
  increase(10)....................       10.7%         5.5%      14.5%       8.7%
Average store sales (in
  thousands)(11)..................   $  1,194     $  1,258   $  1,372   $  1,360
Average square footage per
  store(12).......................      3,719        3,687      3,548      3,437
Sales per square foot(13).........   $    317     $    339   $    380   $    392


                                       SIX MONTHS ENDED(3)       52 WEEKS     FISCAL YEAR
                                    -------------------------      ENDED        ENDED(2)
                                    FEBRUARY 3,   FEBRUARY 2,   FEBRUARY 2,   FEBRUARY 1,
                                       2001          2002          2002           2003
                                    -----------   -----------   -----------   ------------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED OPERATING DATA:
Number of stores open at end of
  period..........................        224           278           278            367
Comparable store sales
  increase(10)....................       14.5%         23.0%         15.5%           6.6%
Average store sales (in
  thousands)(11)..................   $    872      $  1,028      $  1,521       $  1,651
Average square footage per
  store(12).......................      3,460         3,463         3,463          3,541
Sales per square foot(13).........   $    250      $    297      $    456       $    471

                                                  PREDECESSOR                               AS OF
                                                   COMPANY AS    -----------------------------------------------------------
                                                  OF AUGUST 1,   JULY 31,   JULY 29,   AUGUST 4,   FEBRUARY 2,   FEBRUARY 1,
                                                      1998         1999       2000       2001         2002          2003
                                                  ------------   --------   --------   ---------   -----------   -----------
                                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.................................    $19,833      $22,028    $ 8,186    $ 10,810      $38,181      $ 86,791
Total assets....................................     56,234       58,899     93,539     121,128      146,927       223,032
6% Series A exchangeable redeemable preferred
  stock.........................................         --        4,885         --          --           --            --
12 1/2% Series B redeemable preferred stock.....         --        7,070      7,995       9,043        9,617            --
Total debt......................................     57,396(14)      565     26,987      35,267           --            --
Total stockholders' equity (deficit)............    (13,790)       5,676     16,006      26,290       60,190       127,959

---------------

 (1) The predecessor company's results of operations were derived from the accounting records of Federated Department Stores, Inc. Prior to August 3, 1998, when we were sold by Federated, we were included in its consolidated financial statements and no corporate expenses or taxes were allocated to our financial statements. In addition, our predecessor company's financial statements were prepared based on different accounting policies, and do not reflect the effect of purchase accounting. Therefore, our results of operations could have been materially different if we were reported as a standalone company at that time. Net income per common share was calculated using the number of outstanding shares at August 3, 1998.

 (2) Our results of operations for Fiscal 2001 included 53 weeks compared to 52 weeks for all other fiscal years presented in this document. In January 2002, we changed our fiscal year end from the Saturday closest to July 31 to the Saturday closest to January 31 of each year.

 (3) Our results of operations for the six months ended February 3, 2001 included 27 weeks compared to 26 weeks for our fiscal six months ended February 2, 2002.

 (4) On December 21, 2001, we granted options to purchase 565,997 shares of our common stock with an exercise price which was less than the fair market value of our common stock at the time of such grant. The equity based compensation expense totaled approximately $8,445,000, of which $845,000 and $3,127,000 were recorded in cost of sales and selling, general and administrative expenses, respectively, in the six months and the fifty two weeks ended February 2, 2002. The unamortized balance of approximately $4,473,000 associated with the immediate vesting of options upon the consummation of the initial public offering, were recorded in the fiscal year ended February 1, 2003 of which $952,000 and $3,521,000 were recorded in cost of sales and selling, general and administrative expenses, respectively.

 (5) Reflects charge incurred in connection with the closing of seven aero kids concept stores.

 (6) On February 25, 2000, we decided to discontinue our Chelsea Cambell specialty store business and we closed all Chelsea Cambell stores by the end of December 2000. The operating results of this segment for all years have been reclassified as discontinued operations.

 (7) On August 5, 2001, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles. With the adoption, the remaining balance of negative goodwill was recorded as cumulative effect of accounting change.

 (8) All per share information reflects a 376.328-for-1 split of all of our common stock which we effected on May 10, 2002.

 (9) Income from continuing operations per share has been computed after deducting preferred dividends.

(10) Our comparable store sales percentages are based on net sales and stores are considered comparable beginning on the first day of the fiscal month following the fourteenth full fiscal month of sales.

(11) Our average store sales are based on total net sales divided by the weighted average of all stores open for the entire period.

(12) Our average square footage per store is based on all open stores at the end of the period.

(13) Our sales per square foot consists of total net sales, divided by the weighted average of gross square footage of all stores open for the entire period.

(14) Represents intercompany debt to our former parent company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

     The Company elected to change its fiscal year from a 52/53 week year that ends on the Saturday nearest to July 31 to a 52/53 week year that ends on the Saturday nearest to January 31, effective for the transition period ended on February 2, 2002. As used herein, "Fiscal 2002" refers to the fiscal year ended February 1, 2003, "Fiscal 2001" refers to the fiscal year ended August 4, 2001, "Transition 2001" refers to the six month period from August 5, 2001 to February 2, 2002. Similarly, "Fiscal 2000" refer to the fiscal year ended July 29, 2000 and "Transition 2000" refers to the six month period from July 30, 2000 to February 3, 2001. All references to amounts related to the six months ended February 3, 2001 and the fifty-two weeks ended February 2, 2002 are unaudited. Transition 2001 has twenty-six weeks while Transition 2000 has twenty-seven weeks.

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

     Cost of sales. Cost of sales includes the cost of merchandise, distribution and warehousing, freight from the distribution center and warehouse to the stores, payroll for our design, buying and merchandising personnel and store occupancy costs. Store occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and depreciation. On December 21, 2002, we granted options to purchase 565,997 shares of our common stock with an exercise price which was less than the fair market value of our common stock at the time of such grant. The equity based compensation expense totaled approximately $8,445,000, of which $1,797,000 was recorded in cost of sales. We recorded equity based compensation expense of $845,000 in cost of sales for Transition 2001 and the fifty-two weeks ended February 2, 2002. We incurred additional amortization for equity based compensation of $952,000 in Fiscal 2002, as a result of the acceleration of the unamortized balance of such equity based compensation associated with the immediate vesting of options upon the consummation of the initial public offering.

     Selling, general and administrative expenses. Selling, general and administrative expenses include selling, store management and corporate expenses, including payroll and employee benefits, other than for our design, buying and merchandising personnel, employment taxes, management information systems, marketing, insurance, legal, store pre-opening and other corporate level expenses. Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies and other store opening expenses. Corporate level expenses are primarily attributable to our corporate offices in New York, New York, and Wayne, New Jersey. On December 21, 2001, we granted options to purchase 565,997 shares of our common stock with an exercise price which was less than the fair market value of our common stock at the time of such grant. The equity based compensation expense totaled approximately $8,445,000, of which $6,648,000 was recorded in selling, general and administrative expenses. We recorded equity based compensation expense of $3,127,000 in selling, general and administrative expenses for Transition 2001 and the fifty-two weeks ended February 2, 2002. We incurred additional amortization for equity based compensation of $3,521,000 in Fiscal 2002, as a result of the acceleration of the unamortized balance of such equity based compensation associated with the immediate vesting of options upon the consummation of the initial public offering.

     Store closing expenses. In Fiscal 2000, we tested a new store concept by opening seven aero kids stores which targeted children 6 to 12 years old. Although the concept showed growth potential, we decided that there was significant expansion opportunity for our core Aeropostale store format, and we determined to focus our resources solely on this concept. We recorded a non-cash charge of $815,000 in Fiscal 2001 to reflect the write-down of leasehold improvements and store fixtures and equipment to the net realizable value and subsequently closed the seven aero kids' stores by October 2001.

     Interest expense, net. Interest expense, net of interest income, includes interest relating to our revolving credit facility and amortization of financing intangibles.

     Discontinued operations. On February 25, 2000, we decided to discontinue our Chelsea Cambell specialty store business and we closed all Chelsea Cambell stores by the end of December 2000. The operating results of this segment for all years have been reclassified as discontinued operations.

     Cumulative effect of accounting change. On August 5, 2001, we adopted Statement of Financial Accounting Standards "SFAS" No. 142, Goodwill and Other Intangible Assets, which requires companies to no longer amortize negative goodwill. The cumulative effect of this change resulted in a gain of $1.6 million in Transition 2001.

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the financial statements.

     We believe application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates except for the change in estimated useful lives described in Note 2 to the financial statements.

     Our accounting policies are more fully described in Note 2 to the financial statements, located elsewhere in this document. We have identified certain critical accounting policies which require significant management estimates and are described below.

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

RESULTS OF OPERATIONS

     The following table sets forth our results of operations expressed as a percentage of total net sales for the period indicated:

                                                                                                    FISCAL
                                     FISCAL YEAR                                     52 WEEKS        YEAR
                                       ENDED(1)            SIX MONTHS ENDED(2)         ENDED         ENDED
                                 --------------------   -------------------------   -----------   -----------
                                 JULY 29,   AUGUST 4,   FEBRUARY 3,   FEBRUARY 2,   FEBRUARY 2,   FEBRUARY 1,
                                   2000       2001         2001          2002          2002          2003
                                 --------   ---------   -----------   -----------   -----------   -----------
Net sales......................   100.0%      100.0%       100.0%        100.0%        100.0%        100.0%
Gross profit...................    28.8        28.3         32.4          36.6          32.2          29.5
Selling, general and
  administrative expenses......    21.4        21.6         18.7          19.4          21.4          20.1
Store closing expenses.........      --         0.3           --            --           0.2            --
Amortization of negative
  goodwill.....................    (0.1)       (0.1)        (0.1)           --            --            --
Income from operations.........     7.5         6.4         13.8          17.2          10.6           9.5
Interest expense, net..........     0.4         0.5          0.6           0.1           0.2            --
Income before income taxes.....     7.1         5.9         13.2          17.1          10.4           9.5
Provision for income taxes.....     2.7         2.3          5.2           7.0           4.3           3.8
Income from continuing
  operations...................     4.4         3.6          8.0          10.1           6.1           5.7
Gain on discontinued
  operations...................     0.9         0.1          0.2            --            --            --
Cumulative effect of accounting
  change.......................      --          --           --           0.6           0.4            --
Net income.....................     5.3         3.7          8.2          10.7           6.6           5.7

---------------

(1) Our results of operations for Fiscal 2001 included 53 weeks compared to 52 weeks for all other fiscal years presented in this table.

(2) Our results of operations for Transition 2000 included 27 weeks compared to 26 weeks for Transition 2001.

  FISCAL 2002 COMPARED TO FIFTY-TWO WEEKS ENDED FEBRUARY 2, 2002 (UNAUDITED).

     Net sales. Our net sales for Fiscal 2002 increased to approximately $550.9 million from approximately $404.4 million in the fifty-two weeks ended February 2, 2002, an increase of approximately $146.5 million. Of this increase, comparable store sales contributed approximately $24.7 million and non-comparable store sales contributed approximately $121.8 million. Comparable store sales increased by 6.6% for Fiscal 2002, compared to an increase of 15.5% in comparable store sales in the fifty-two weeks ended February 2, 2002. This increase was due to higher comparable sales in the young women's and accessories categories, with the young men's comparable sales essentially unchanged. The increase in non-comparable store sales was primarily due to the 89 net new stores open at the end of Fiscal 2002, as compared to the prior period.

     Gross profit. Our gross profit dollars increased approximately $32.2 million for Fiscal 2002 to approximately $162.6 million from approximately $130.4 million in the fifty-two weeks ended February 2, 2002. As a percentage of net sales, gross profit decreased to 29.5% from 32.2% during these periods. This decrease is primarily attributable to a decrease in our merchandise margins, primarily in the young women's and men's categories of approximately 3.3%, due to an increase in promotional markdowns. This decrease in gross profit was partially offset by lower occupancy costs of approximately 0.9%. Included in cost of sales is a charge for equity-based compensation of $845,000 and $952,000 for Fiscal 2002 and the fifty-two weeks ended February 2, 2002, respectively.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased approximately $23.9 million for Fiscal 2002 to approximately $110.5 million from approximately $86.6 million in the fifty-two weeks ended February 2, 2002. On an absolute dollar basis, this increase was due to an approximate $18.9 million increase in payroll and store transaction costs that resulted from new store growth. In addition, marketing expense increased approximately $3.0 million. We also incurred a charge of approximately $3.9 and $3.5 million for equity-based compensation for Fiscal 2002 and the fifty-two weeks ended February 2, 2002, respectively. As a percentage of net sales, selling, general and administrative expenses decreased to 20.1% from 21.4%. This decrease was attributable to a reduction in incentive bonus programs and leveraging of corporate and store line expenses as compared to the prior year.

     Interest (income) expense. Our net interest income was approximately $56,000 for Fiscal 2002, compared to net interest expense of approximately $877,000 for the fifty-two weeks ended February 2, 2002, primarily due to lower average borrowings.

     Income taxes. Our effective tax rate of 40.0% for Fiscal 2002, compared to an effective tax rate of 41.1% for the fifty-two weeks ended February 2, 2002. The Company recorded an accrual in the fifty-two weeks ended February 2, 2002 for additional tax exposures.

     Income from continuing operations. Our income from continuing operations increased approximately $6.4 million for Fiscal 2002 to $31.3 million, compared to income from continuing operations of $24.9 million for the fifty-two weeks ended February 2, 2002. This increase was primarily due to increased sales and gross profit, partially offset by an increase in selling, general and administrative expenses related to new store growth.

     Gain on discontinued operations. All Chelsea Cambell stores were closed by the end of December 2000; therefore, no activity occurred during the Fiscal 2002. For the fifty-two weeks ended February 2, 2002, our Chelsea Cambell stores had net income of $17,000.

     Net income. Our net income was approximately $31.3 million for Fiscal 2002, compared to approximately $26.5 million for the fifty-two weeks ended February 2, 2002. On August 5, 2001, we adopted SFAS No. 142, Goodwill and Other Intangibles, which require companies to no longer amortize negative goodwill. The cumulative effect of this change in accounting principle resulted in a gain of $1.6 million in the fifty-two weeks ended February 2, 2002.

  TRANSITION 2001 COMPARED TO TRANSITION 2000 (UNAUDITED).

     Net sales. Our net sales for Transition 2001, increased to approximately $284.0 million from approximately $184.4 million for Transition 2000, an increase of approximately $99.6 million. Of this increase, comparable store sales contributed approximately $37.4 million and non-comparable store sales contributed approximately $62.2 million. Of the net sales for Transition 2001, $2.7 million were generated during the extra week included in that period. Comparable store sales increased by 23.0% for Transition 2001, compared to an increase of 14.5% in comparable store sales in Transition 2000. This increase was due to higher comparable sales of young women's merchandise and accessories, with young men's comparable sales essentially unchanged. The increase in non-comparable store sales was primarily due to 54 more stores open at the end of Transition 2001 as compared to the prior period.

     Gross profit. Our gross profit dollars increased approximately $44.2 million for Transition 2001 to approximately $104.0 million from approximately $59.8 million for Transition 2000. As a percentage of net sales, gross profit increased to 36.6% from 32.4% during these periods. This increase is primarily attributable to an approximate 2.8% increase in merchandise margins due to a shift in our merchandise mix as we sold a greater percentage of young women's apparel, which has higher margins than young men's merchandise. Furthermore, occupancy and payroll costs, which are relatively fixed, were lower as a percentage of net sales than in the prior period which caused margins to increase. Included in cost of sales during Transition 2001 is a $845,000 charge for equity based compensation.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased approximately $20.7 million for Transition 2001 to approximately $55.2 million from approximately $34.5 million for Transition 2000. This increase was partially due to an approximate $11.7 million increase in payroll expenses that resulted from new store growth in addition to compensation costs incurred in connection with incentive bonus programs. Furthermore, we incurred a $3.1 million charge for equity based compensation during Transition 2001. As a percent of net sales, selling, general and administrative expenses increased to 19.4% from 18.7%. This increase as a percentage of sales volume was due to the charge for equity based compensation, offset by an increased leverage of store payroll.

     Interest expense. Our interest expense decreased approximately $0.8 million, from $1.1 million for Transition 2001 to approximately $0.3 million for Transition 2000, primarily due to lower average borrowings.

     Income taxes. Our effective tax rate of 41.0% for Transition 2001 compares to an effective tax rate of 39.6% for the Transition 2000. Our effective tax rate increased as a result of the increase in our federal tax rate, partially offset by the elimination of the negative goodwill amortization.

     Gain from continuing operations. Our income from continuing operations increased approximately $13.9 million for Transition 2001 to approximately $28.6 million from approximately $14.7 million for Transition 2000. This increase was primarily due to increased sales and gross profit, partially offset by an equity based compensation expense incurred in this period.

     Income from discontinued operations. All Chelsea Cambell stores were closed by the end of December 2000; therefore, no activity occurred during Transition 2001. During Transition 2000, our Chelsea Cambell stores had net sales of $2.9 million and expenses of $2.5 million.

     Net income. Our net income increased by approximately $15.2 million, to approximately $30.3 million in Transition 2001 from approximately $15.1 million in Transition 2000. As a percentage of net sales, net income increased to 10.7% from 8.2% during these periods.

  FISCAL 2001 COMPARED TO FISCAL 2000.

     Net sales. Our net sales for Fiscal 2001 increased to approximately $304.8 million from approximately $213.4 million in Fiscal 2000, an increase of approximately $91.4 million. Of this increase, comparable store sales contributed approximately $17.1 million and non-comparable store sales contributed approximately $74.3 million. Comparable store sales increased by 8.7% in Fiscal 2001, compared to an increase of 14.5% in comparable store sales in Fiscal 2000. This increase was due to higher comparable sales of young women's merchandise and accessories, partially offset by a decrease in young men's comparable sales. The increase in non-comparable store sales was primarily due to an increase in our store count by 74 stores in Fiscal 2001.

     Gross profit. Our gross profit dollars increased approximately $24.6 million in Fiscal 2001 to approximately $86.1 million from approximately $61.5 million for Fiscal 2000. As a percentage of net sales, gross profit decreased to 28.3% from 28.8% during these periods. This decrease was primarily attributable to lower merchandise margins of approximately 0.5% due to higher markdowns across all merchandise categories.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased approximately $20.2 million in Fiscal 2001 to approximately $65.9 million from approximately $45.7 million in Fiscal 2000. Our payroll expenses increased by approximately $14.7 million in Fiscal 2001 over the prior fiscal year principally as a result of new store growth, in addition to compensation costs incurred in connection with incentive bonus programs. The remaining increase was due to variable sales expenses. In addition, part of this increase was attributable to increased marketing initiatives for which we spent approximately $2.2 million in Fiscal 2001 as compared to approximately $1.1 million in Fiscal 2000. As a percentage of net sales, selling, general and administrative expenses increased to 21.6% in Fiscal 2001 from 21.4% in Fiscal 2000.

     Interest expense. Our interest expense increased by approximately $0.8 million from $0.9 million in Fiscal 2000 to approximately $1.7 million in Fiscal 2001 primarily due to higher seasonal borrowings necessitated by our higher store count.

     Income taxes. Our effective tax rate of 39.3% in Fiscal 2001 compares to an effective tax rate of 38.0% in Fiscal 2000. This increase was the result of an increase in income in states with higher tax rates.

     Income from continuing operations. Our income from continuing operations increased approximately $1.5 million in Fiscal 2001 to approximately $10.9 million from approximately $9.4 million in Fiscal 2000. This increase was primarily due to increased sales and gross profit.

     Gain (loss) from discontinued operations. In Fiscal 2001, we recognized a gain of approximately $0.4 million from the discontinuation of our Chelsea Cambell business after having recognized a gain of approximately $2.0 million in Fiscal 2000. The amount recognized in Fiscal 2001 represents actual amounts compared to estimated loss on disposal for Fiscal 2000.

     Net income. Our net income in Fiscal 2001 decreased to approximately $11.3 from approximately $11.4 million in Fiscal 2000, a decrease of $0.1 million. As a percentage of net sales, net income decreased to 3.7% from 5.3% during these periods.

QUARTERLY RESULTS

     The following table sets forth our historical unaudited quarterly consolidated statements of operations data for each of the ten fiscal quarters ended February 1, 2003, and such information expressed as a percentage of our revenue.

                                              FISCAL 2001                                           FISCAL 2002
                                ---------------------------------------                         -------------------
                                         THIRTEEN WEEKS ENDED               TRANSITION 2001     THIRTEEN WEEKS ENDED
                                ---------------------------------------   -------------------   -------------------
                                OCT. 28,   FEB. 3,    MAY 5,    AUG. 4,   NOV. 3,    FEB. 2,    MAY 4,    AUGUST 3,
                                  2000     2001(1)     2001      2001       2001       2002      2002       2002
                                --------   --------   -------   -------   --------   --------   -------   ---------
STATEMENT OF INCOME DATA:
Net sales.....................  $76,831    $107,538   $56,629   $63,769   $126,019   $158,021   $85,130   $  90,141

Gross profit..................   25,750      34,008    12,458    13,933     48,934     55,052(3)  24,149(3)    24,094(3)
Income (loss) from continuing
 operations...................    6,007       8,687    (2,049)   (1,731)    14,727     13,910(3)     592(3)    (1,978)(3)
Gain from discontinued
 operations...................       --         388         2        15         --         --        --          --

Net income (loss).............    6,007       9,075    (2,047)   (1,716)    16,359(2)   13,910      592      (1,978)

                                       FISCAL 2002
                                -------------------------
                                THIRTEEN WEEKS ENDED
                                -------------------------
                                NOVEMBER 2,   FEBRUARY 1,
                                   2002          2003
                                -----------   -----------
STATEMENT OF INCOME DATA:
Net sales.....................   $169,210      $206,423
Gross profit..................     50,902        63,458
Income (loss) from continuing
 operations...................     15,001        17,675
Gain from discontinued
 operations...................         --            --
Net income (loss).............     15,001        17,675

                                              FISCAL 2001                                           FISCAL 2002
                                ---------------------------------------                         -------------------
                                         THIRTEEN WEEKS ENDED               TRANSITION 2001     THIRTEEN WEEKS ENDED
                                ---------------------------------------   -------------------   -------------------
                                OCT. 28,   FEB. 3,    MAY 5,    AUG. 4,   NOV. 3,    FEB. 2,    MAY 4,    AUGUST 3,
                                  2000     2001(1)     2001      2001       2001       2002      2002       2002
                                --------   --------   -------   -------   --------   --------   -------   ---------
AS A PERCENTAGE OF NET SALES:
Net sales.....................   100.0%      100.0%    100.0%    100.0%     100.0%     100.0%    100.0%      100.0%
Gross profit..................     33.5        31.6      22.0      21.8       38.8       34.8      28.4        26.7
Income (loss) from continuing
 operations...................      7.8         8.1      (3.6)     (2.7)      11.7        8.8       0.7        (2.2)
Net income (loss).............      7.8         8.4      (3.6)     (2.7)      13.0        8.8       0.7        (2.2)
DILUTED INCOME (LOSS) PER
 SHARE:
From continuing operations....  $  0.17    $   0.24   $ (0.07)  $ (0.06)  $   0.40   $   0.38   $  0.01   $   (0.06)
From discontinued
 operations...................       --        0.01        --        --         --         --        --          --
From cumulative accounting
 change.......................       --          --        --        --       0.05(2)       --       --          --
                                -------    --------   -------   -------   --------   --------   -------   ---------
Net income....................  $  0.17    $   0.25   $ (0.07)  $ (0.06)  $   0.45   $   0.38   $  0.01   $   (0.06)
                                -------    --------   -------   -------   --------   --------   -------   ---------
SELECTED OPERATING DATA:
Comparable store sales
 increase (decrease)..........    12.7%       15.9%      3.4%      (0.4)%    22.8%      23.1%     22.0%       11.2%

                                       FISCAL 2002
                                -------------------------
                                THIRTEEN WEEKS ENDED
                                -------------------------
                                NOVEMBER 2,   FEBRUARY 1,
                                   2002          2003
                                -----------   -----------
AS A PERCENTAGE OF NET SALES:
Net sales.....................     100.0%        100.0%
Gross profit..................       30.1          30.7
Income (loss) from continuing
 operations...................        8.9           8.6
Net income (loss).............        8.9           8.6
DILUTED INCOME (LOSS) PER
 SHARE:
From continuing operations....   $   0.39      $   0.46
From discontinued
 operations...................         --            --
From cumulative accounting
 change.......................         --            --
                                 --------      --------
Net income....................   $   0.39      $   0.46
                                 --------      --------
SELECTED OPERATING DATA:
Comparable store sales
 increase (decrease)..........       5.0%          0.3%

     The per share amounts are calculated independently for each thirteen-week period presented. The sum of the thirteen weeks may not equal the full year per share amounts.

---------------

(1) The fiscal quarter ended February 3, 2001 included 14 calendar weeks.

(2) On August 5, 2001, we adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangibles." With the adoption, we recorded income from cumulative effect of such accounting change of $1.6 million.

(3) On December 21, 2001, we granted options to purchase 565,997 shares of our common stock with an exercise price which was less than the fair market value of our common stock at the time of such grant. The equity based compensation expense totaled approximately $8,445,000, of which $845,000 and $3,127,000 were recorded in cost of sales and selling, general and administrative expenses, respectively, in the thirteen weeks ended February 2, 2002. In addition, the company recorded amortization of approximately $620,000, of which $132,000 and $488,000 were recorded in cost of sales and selling, general and administrative expenses, respectively, in the thirteen weeks ended May 4, 2002. The unamortized balance of approximately $3,853,000 of which $952,000 and $3,521,000 were recorded in cost of sales and selling, general and administrative expenses, respectively, in the thirteen weeks ended August 3, 2002 associated with the immediate vesting of options upon the consummation of the initial public offering.

INFLATION

     The Company does not believe that its operating results have been materially affected by inflation during the past year. There can be no assurance, however, that the Company's operating results will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores, and the investment in our information systems. Historically, these cash requirements have been met through cash flow from operations and borrowings under our credit facility with Fleet Retail Finance, Inc. At February 1, 2003, we had working capital of approximately $86.8 million.

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

     Our cash provided by operations for Fiscal 2002 was approximately $52.5 million, generated by our operating earnings and increased current liabilities.

     Our cash used in investing activities for Fiscal 2002 was entirely used for capital expenditures. These expenditures, consisting primarily of the construction of new stores, remodeling of existing stores and investments in technology, were approximately $29.7 million for Fiscal 2002. Our future capital requirements will depend primarily on the number of new stores we open and the number of existing stores we remodel and the timing of these expenditures. We opened 93 new stores in Fiscal 2002 and expect to open approximately 85 stores in fiscal 2003. Projected capital expenditures are approximately $36.4 million, to be used primarily to fund new store openings, the remodeling of existing stores and technology investments. Historically, we have financed such capital expenditures with cash from operations and borrowings under our credit facility. We believe that we will continue to finance capital expenditures in this manner during fiscal 2003.

     In Fiscal 2002, we had a net increase in cash and cash equivalents of approximately $42.5 million. Our secured revolving credit facility provides us with up to $55 million based upon our inventory balances, seasonal advance rates and third party credit card balances. Borrowings bear interest at our option at either the rate per annum at which deposits on U.S. dollars are offered to Fleet in the Eurodollar market, referred to as the Eurodollar rate, plus 1.50% to 2.00% or the base rate announced from time to time by Fleet, dependent upon excess availability. As of February 1, 2003, there was no balance under the revolving credit facility. The revolving credit facility contains financial performance and capital expense covenants, and has a termination date of July 2004. There are fees for early termination. The revolving credit facility contains a minimum EBITDA covenant, tested monthly. The facility also contains a maximum capital expenditures covenant, tested quarterly.

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

     As of February 1, 2003, we had approximately $87.5 million in cash available to fund operations and future store growth. In addition, we had approximately $43.8 million available for borrowings under our credit facility as of February 1, 2003, which availability is limited by the credit facility's borrowing base collateral requirements. In general, the borrowing base equals a seasonally adjusted percentage of the retail value of our inventory and 80% of our third party credit card balances. We believe that cash flows from operations, our current cash balance and funds available under our revolving credit facility will be sufficient to meet our working capital needs and planned capital expenditures for fiscal 2003.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following tables summarize our contractual obligations and commercial commitments as of February 1, 2003:

                                                           PAYMENTS DUE IN PERIOD
                                                 ------------------------------------------
                                                 WITHIN 1                           AFTER 5
                                       TOTAL       YEAR     2-3 YEARS   4-5 YEARS    YEARS
                                      --------   --------   ---------   ---------   -------
                                                    (IN THOUSANDS OF DOLLARS)
Contractual Obligations:
  Employment contracts..............  $  2,250   $ 1,300     $   950     $    --    $    --
  Merchandise agreement.............     3,382       990       1,980         412         --
  Operating leases..................   225,131    34,600      58,244      49,440     82,847
                                      --------   -------     -------     -------    -------
  Total contractual obligations.....  $230,763   $36,890     $61,174     $49,852    $82,847
                                      ========   =======     =======     =======    =======

     There were no commercial commitments outstanding as of February 1, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Rescissions of SFAS No. 4 and SFAS No. 64 are effective for fiscal years beginning after May 15, 2002. Rescissions for SFAS No. 13 are effective for transactions entered into after May 15, 2002. All other provisions are effective for financial statements issued after May 15, 2002. The adoption of SFAS No. 145 has not had and is not expected to have a material impact on our consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not had and is not expected to have a material impact on our consolidated financial statements.

     In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. We have evaluated the accounting provisions of the interpretations and there was no material impact on our financial condition, results of operations or cash flows for the year ended February 1, 2003. We have made the required disclosures in the consolidated financial statements as of February 1, 2003.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation -- Transition and Disclosure. The standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition SFAS No. 148 amends the disclosure requirements for SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock based compensation. SFAS No. 148 is effective for fiscal years ending after December 31, 2002. We will continue to account for stock-based equity compensation using the intrinsic value method of APB Opinion 25. We are required to follow the prescribed disclosure format and have provided the additional disclosures required by SFAS No. 148 for the year ended February 1, 2003 and must also provide the disclosures in our quarterly reports containing condensed consolidated financial statements for interim periods beginning with the quarterly period ending May 3, 2003.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period after January 31, 2003, regardless of when the variable interest entity was established. We have evaluated the accounting provisions of the interpretations and there was no material impact on our financial condition, results of operations or cash flows for the year ended February 1, 2003 because we have no variable interest entities.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve certain risks and uncertainties, including statements regarding the company's strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. All forward looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made. Such uncertainties include, among others, the following factors:

OUR GROWTH STRATEGY RELIES ON THE CONTINUED ADDITION OF A SIGNIFICANT NUMBER OF NEW STORES EACH YEAR, WHICH COULD STRAIN OUR RESOURCES AND CAUSE THE PERFORMANCE OF OUR EXISTING STORES TO SUFFER.

     Our growth will largely depend on our ability to open and operate new stores successfully. We opened 93 new stores in Fiscal 2002, 74 new stores in Fiscal 2001 and 57 new stores in Fiscal 2000. We plan to open approximately 85 new stores in fiscal 2003, an increase of approximately 23% over our current store base. We intend to continue to open a significant number of new stores in future years while remodeling a portion of our existing store base annually. Our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores. In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets.

OUR EXPANSION PLAN IS DEPENDENT ON A NUMBER OF FACTORS, WHICH COULD DELAY OR PREVENT THE SUCCESSFUL OPENING OF NEW STORES AND SUBSEQUENT PENETRATION INTO NEW MARKETS.

     We will be unable to open and operate new stores successfully and our growth will be limited unless we can:

     - identify suitable markets and sites for store locations;

     - negotiate acceptable lease terms;

     - hire, train and retain competent store personnel;

     - maintain a proportion of new stores to mature stores that does not harm existing sales;

     - foster current relationships and develop new relationships with vendors that are capable of supplying a greater volume of merchandise;

     - manage inventory effectively to meet the needs of new and existing stores on a timely basis; and

     - expand our infrastructure to accommodate growth.

     In addition, we will open new stores in regions of the United States in which we currently have few or no stores. Our experience in these markets is limited and we cannot assure you that we will be able to develop our brand in these markets or adapt to competitive, merchandising and distribution challenges that may be different from those in our existing markets. Our inability to open new stores successfully and/or penetrate new markets would have a material adverse effect on our revenue and earnings growth.

OUR NET SALES AND INVENTORY LEVELS FLUCTUATE ON A SEASONAL BASIS, LEAVING OUR ANNUAL OPERATING RESULTS PARTICULARLY SUSCEPTIBLE TO CHANGES IN BACK-TO-SCHOOL AND HOLIDAY SHOPPING PATTERNS.

     Our net sales and net income are disproportionately higher from August through January each year due to increased sales from back-to-school and holiday shopping. Sales during this period cannot be used as an accurate indicator of annual results. Our net sales and net income from February through July are typically lower due, in part, to the traditional retail slowdown immediately following the winter holiday season. Any significant decrease in sales during the back-to-school and winter holiday seasons would have a material adverse effect on our financial condition and results of operations.

     In addition, in order to prepare for the back-to-school and holiday shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other parts of the year. Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross margins and negatively impact our profitability.

FLUCTUATIONS IN COMPARABLE STORE SALES AND QUARTERLY RESULTS OF OPERATIONS COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE SUBSTANTIALLY.

     Our comparable store sales and quarterly results have fluctuated in the past and are expected to continue to fluctuate in the future. In addition, we cannot assure you that we will be able to maintain the recent levels of comparable store sales as we expand our business.

     Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

     - fashion trends;

     - calendar shifts of holiday or seasonal periods;

     - the effectiveness of our inventory management;

     - changes in our merchandise mix;

     - the timing of promotional events;

     - weather conditions;

     - changes in general economic conditions and consumer spending patterns;

     - war or threat of war;

     - international and domestic acts of terror; and

     - actions of competitors or mall anchor tenants.

     If our future comparable store sales fail to meet the expectations of research analysts, then the market price of our common stock could decline substantially.

IF WE ARE UNABLE TO IDENTIFY AND RESPOND TO CONSUMERS' FASHION PREFERENCES IN A TIMELY MANNER, OUR PROFITABILITY WOULD DECLINE.

     We may be unable to keep pace with the rapidly changing fashion trends and consumer tastes inherent in the apparel industry. Our current design philosophy is based on the belief that our target customers prefer clothing that suits the demands of their active lifestyles and that they like to identify with a logo. Accordingly, we produce casual, comfortable apparel, a majority of which displays either the "Aeropostale" or "Aero" logo. We cannot assure you that fashion trends will not move away from casual clothing or that we will not have to alter our design strategy to reflect a consumer change in logo preference. If we fail to anticipate, identify or react appropriately to changes in styles, trends, desired images or brand preferences, we may need to incur higher markdowns to reduce excess inventory. Utilizing such markdowns would negatively impact our profitability.

WE RELY ON THIRD PARTIES TO MANAGE THE WAREHOUSING AND DISTRIBUTION ASPECTS OF OUR BUSINESS. IF THESE THIRD PARTIES DO NOT ADEQUATELY PERFORM THESE FUNCTIONS, OUR BUSINESS WOULD BE DISRUPTED.

     The efficient operation of our stores is dependent on our ability to distribute merchandise to locations throughout the United States in a timely manner. Our distribution facility in Carlstadt, New Jersey is leased and operated by an independent third party. We depend on this third party to receive, sort, pack and distribute substantially all of our merchandise. In addition, we rely on this third party to manage a separate warehouse facility for us that we lease in South River, New Jersey. This third party employs personnel represented by a labor union. Although there have been no work stoppages or disruptions since the inception of our relationship with this third party provider in 1991, we cannot assure you that there will be no disruptions in the future. We also use a separate third party transportation company to deliver our merchandise from our warehouses to our stores. Any failure by either of these third parties to respond adequately to our warehousing and distribution needs would disrupt our operations and negatively impact our profitability.

WE RELY ON A SMALL NUMBER OF VENDORS TO SUPPLY A SIGNIFICANT AMOUNT OF OUR MERCHANDISE, AND OUR FAILURE TO MAINTAIN GOOD RELATIONSHIPS WITH ONE OR MORE OF THEM COULD HARM OUR ABILITY TO SOURCE OUR PRODUCTS.

     For Fiscal 2002, we sourced approximately 37% of our merchandise from our top three vendors, two of which supplied approximately 17% and 10%, respectively, of our products. In addition, Federated Merchandising Group, or FMG, a wholly owned subsidiary of Federated Department Stores, Inc., acted as our agent with respect to the sourcing of approximately 22% of our merchandise. Our relationships with our vendors generally are not on a contractual basis and do not assure adequate supply, quality or acceptable pricing on a long-term basis. Most of our vendors could discontinue selling to us at any time. If one or more of our significant vendors were to sever their relationship with us, we could be unable to obtain replacement products in a timely manner, which could cause our sales to decrease.

MOST OF OUR MERCHANDISE IS MANUFACTURED BY FOREIGN SUPPLIERS, THEREFORE THE AVAILABILITY AND COSTS OF THESE PRODUCTS MAY BE NEGATIVELY AFFECTED BY RISKS ASSOCIATED WITH INTERNATIONAL TRADE.

     Trade restrictions such as increased tariffs or quotas, or both, could affect the importation of apparel generally and increase the cost and reduce the supply of merchandise available to us. Much of our merchandise is sourced directly from foreign vendors in Europe, Asia and Central America. In addition, many of our domestic vendors maintain production facilities overseas. Some of these facilities are located in regions which may be affected by the Sudden Acute Respiratory Syndrome (SARS) epidemic and or political instability which could cause a disruption in trade. Any reduction in merchandise available to us or any increase in its costs related to such factors could have a material adverse effect on our results of operations.

THE DEPARTURE OF CERTAIN MEMBERS OF OUR SENIOR MANAGEMENT TEAM COULD ADVERSELY AFFECT OUR BUSINESS.

     The success of our business is dependent upon our senior management closely supervising all aspects of our business, in particular the operation of our stores and the designing of our merchandise. If we were to lose the benefit of this involvement, and in particular if we were to lose the services of Julian R. Geiger, our Chairman and Chief Executive Officer, John S. Mills, our President and Chief Operating Officer or Christopher L. Finazzo, our Executive Vice President-Chief Merchandising Officer, our business could be adversely affected. In addition, Mr. Geiger and Mr. Finazzo maintain many of our vendor relationships, and the loss of either of them could negatively impact present vendor relationships. We do not have employment agreements with any member of our senior management team other than Mr. Geiger, Mr. Mills and Mr. Finazzo.

OUR FAILURE TO PROTECT OUR TRADEMARKS AEROPOSTALE(R) AND, TO A LESSER EXTENT, AERO(TM) ADEQUATELY COULD HAVE A NEGATIVE IMPACT ON OUR BRAND IMAGE AND LIMIT OUR ABILITY TO PENETRATE NEW MARKETS.

     We believe that our trademark AEROPOSTALE(R) is integral to our logo-driven design strategy. We have obtained federal registrations for the AEROPOSTALE(R) mark in the United States and have applied for or obtained registrations in most foreign countries in which our vendors are located. We use the term

"AERO" in many constantly changing designs and logos even though we have not obtained registration for the mark or variation or combinations thereof for adult clothing. We cannot assure you that the registrations we obtained will prevent the imitation of our products or infringement of our intellectual property rights by others. If any third party imitates our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected. Because we have not obtained federal registration for the AERO(TM) mark and have not registered the "AEROPOSTALE" mark in all categories or in all foreign countries in which we now or may in the future source or offer our merchandise, international expansion and our merchandising using these marks could be limited.

     In addition, we cannot assure you that others will not try to block the manufacture, export or sale of our products as violative of their trademarks or other proprietary rights. Other entities may have rights to trademarks that contain the word "AERO" or may have registered similar or competing marks for apparel and accessories in foreign countries in which our vendors are located. Our applications for international registration of the AEROPOSTALE(R) mark have been rejected in a few countries in which our products are manufactured because third parties have already registered the mark for clothing in those countries. There may be other prior registrations in other foreign countries of which we are not aware. In all such countries it may be possible for any third party owner of the national trademark registration for "AEROPOSTALE" to enjoin the manufacture, sale or exportation of "AEROPOSTALE" branded goods to the United States. If we were unable to reach a licensing arrangement with these parties, our vendors may be unable to manufacture our products in those countries. Our inability to register our trademarks or purchase or license the right to use our trademarks or logos in these jurisdictions could limit our ability to obtain supplies from or manufacture in less costly markets or penetrate new markets should our business plan change to include selling our merchandise in those jurisdictions outside the United States.

OUR ABILITY TO ATTRACT CUSTOMERS TO OUR STORES DEPENDS HEAVILY ON THE SUCCESS OF THE SHOPPING MALLS IN WHICH WE ARE LOCATED.

     In order to generate customer traffic we must locate our stores in prominent locations within successful shopping malls. We cannot control the development of new shopping malls, the availability or cost of appropriate locations within existing or new shopping malls, or the success of individual shopping malls. A significant decrease in shopping mall traffic would have a material adverse effect on our results of operations.

OUR MARKET SHARE MAY BE ADVERSELY IMPACTED AT ANY TIME BY A SIGNIFICANT NUMBER OF COMPETITORS.

     The teen apparel market is highly competitive and is characterized by low barriers to entry. We compete against a diverse group of retailers, including national and local specialty retail stores, mass merchandisers, regional retail chains, traditional department stores and mail-order retailers. Many of our competitors are already established in markets that we have not penetrated. In addition, many of our competitors have many more stores in operation than us, and therefore greater national recognition than we do. Our market share and results of operations may be adversely impacted by this significant number of competitors.

OUR CONCENTRATION OF STORES IN THE EASTERN UNITED STATES MAKES US SUSCEPTIBLE TO ADVERSE CONDITIONS IN THIS REGION.

     The majority of our stores are located in the eastern half of the United States. As a result, our operations are more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, economic and weather conditions, as well as demographic and population changes.

BEAR STEARNS MERCHANT BANKING HAS THE RIGHT TO DESIGNATE A MAJORITY OF THE MEMBERS OF OUR BOARD OF DIRECTORS, AND THEREFORE, NO CORPORATE ACTIONS REQUIRING BOARD APPROVAL CAN BE CONSUMMATED WITHOUT THE APPROVAL OF ITS DESIGNEES.

     In general, the designees of Bear Stearns Merchant Banking will be able to control most matters requiring board approval. These matters would include the approval of significant corporate transactions, including potential mergers, consolidations or sales of all or substantially all of our assets. This concentration of board representation may have the effect of impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquiror from making a tender offer for our shares.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Interest rates. The Company, in the normal course of doing business, is theoretically exposed to interest rate change market risk. As borrowing patterns are seasonal, the Company is not dependent on borrowing for the entire year. Therefore, a sudden increase in interest rates (which under the Loan Agreement is dependent on the prime rate) may, during peak borrowing, have a negative impact on short-term results.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               AEROPOSTALE, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    27
Consolidated Balance Sheets as of February 2, 2002 and
  February 1, 2003 .........................................    28
Consolidated Statements of Income for the fiscal years ended
  July 29, 2000 and August 4, 2001, and for the six months
  ended February 3, 2001 (unaudited) and February 2, 2002
  and for the fiscal year ended February 1, 2003 ...........    29
Consolidated Statements of Stockholders' Equity for the
  fiscal years ended July 29, 2000, August 4, 2001, for the
  six months ended February 2, 2002 and for the fiscal year
  ended February 1, 2003 ...................................    30
Consolidated Statements of Cash Flows for the fiscal years
  ended July 29, 2000 and August 4, 2001, and for the six
  months February 3, 2001 (unaudited) and February 2, 2002
  and for the fiscal year ended February 1, 2003 ...........    31
Notes to Financial Statements...............................    32

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Aeropostale, Inc.

     We have audited the accompanying consolidated balance sheets of Aeropostale, Inc. (the "Company") as of February 1, 2003 and February 2, 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the fiscal years ended February 1, 2003, August 4, 2001 and July 29, 2000 and for the six months ended February 2, 2002. Our audits included the financial statement schedule listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2003 and February 2, 2002, and the results of its operations and its cash flows for the fiscal years ended February 1, 2003, August 4, 2001 and July 29, 2000 and for the six months ended February 2, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as of August 5, 2001 to conform to Financial Accounting Standards Board Statement No. 142.

                                          /s/ DELOITTE & TOUCHE LLP

New York, New York
March 7, 2003

                               AEROPOSTALE, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 2,   FEBRUARY 1,
                                                                 2002          2003
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 44,958      $ 87,475
  Merchandise inventory.....................................     37,979        46,645
  Deferred income taxes.....................................         25           682
  Other current assets......................................      6,818         9,987
                                                               --------      --------
     Total current assets...................................     89,780       144,789
Fixtures, equipment and improvements -- Net.................     48,646        69,448
Deferred income taxes.......................................      7,923         8,468
Other assets................................................        578           327
                                                               --------      --------
       Total assets.........................................   $146,927      $223,032
                                                               ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $ 13,995      $ 17,954
  Accrued expenses..........................................     37,604        40,044
                                                               --------      --------
     Total current liabilities..............................     51,599        57,998
Other noncurrent liabilities................................     25,521        37,075
Series B redeemable preferred stock:
  $0.01 par value per share; authorized, issued and
     outstanding, 6 shares liquidation preference $6,250;
     12.5% cumulative.......................................      9,617            --
Commitment and contingencies
Stockholders' equity:
  Common stock -- par value, $0.01 per share; 75,266 and
     200,000 shares authorized, 31,047 and 35,306 shares
     issued and outstanding.................................        310           353
  Common stock -- Nonvoting, par value, $0.01 per share;
     75,266 shares authorized, 1,118 and 0 shares issued and
     outstanding............................................         11            --
  Additional paid-in capital................................      9,321        41,657
  Deferred compensation.....................................     (4,473)           --
  Retained earnings.........................................     55,021        85,949
                                                               --------      --------
     Total stockholders' equity.............................     60,190       127,959
                                                               --------      --------
     Total liabilities and stockholders' equity.............   $146,927      $223,032
                                                               ========      ========

                See notes to consolidated financial statements.

                               AEROPOSTALE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                 FOR THE FISCAL                                   FOR THE FISCAL
                                                   YEAR ENDED             SIX MONTHS ENDED          YEAR ENDED
                                              --------------------   --------------------------   --------------
                                              JULY 29,   AUGUST 4,   FEBRUARY 3,    FEBRUARY 2,    FEBRUARY 1,
                                                2000       2001          2001          2002            2003
                                              --------   ---------   ------------   -----------   --------------
                                                                     (UNAUDITED)
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET SALES...................................  $213,445   $304,767      $184,369      $284,040        $550,904
COST OF SALES...............................   151,973    218,618       124,611       180,054         388,301
                                              --------   --------      --------      --------        --------
    Gross profit............................    61,472     86,149        59,758       103,986         162,603
                                              --------   --------      --------      --------        --------
COSTS AND EXPENSES:.........................    45,680     65,918        34,469        55,169         110,506
  Store closing expenses....................        --        815            --            --              --
  Amortization of negative goodwill.........      (234)      (234)         (116)           --              --
                                              --------   --------      --------      --------        --------
    Total costs and expenses................    45,446     66,499        34,353        55,169         110,506
                                              --------   --------      --------      --------        --------
INCOME FROM OPERATIONS......................    16,026     19,650        25,405        48,817          52,097
INTEREST EXPENSE (INCOME) -- Net of interest
  income of $20, $197, $21, $105 and $399...       911      1,671         1,082           292             (56)
                                              --------   --------      --------      --------        --------
INCOME BEFORE INCOME TAXES..................    15,115     17,979        24,323        48,525          52,153
PROVISION FOR INCOME TAXES..................     5,749      7,065         9,629        19,888          20,863
                                              --------   --------      --------      --------        --------
INCOME FROM CONTINUING OPERATIONS...........     9,366     10,914        14,694        28,637          31,290
DISCONTINUED OPERATIONS:
  Loss from discontinued operations, net of
    tax benefit of $2,008...................    (3,212)        --            --            --              --
  Gain on disposal of discontinued
    operations net of tax benefit of $2,776
    and tax expense of $257 and $248........     5,214        405           388            --              --
                                              --------   --------      --------      --------        --------
  Gain on discontinued operations...........     2,002        405           388            --              --
CUMULATIVE EFFECT OF ACCOUNTING CHANGE......        --         --            --         1,632              --
                                              --------   --------      --------      --------        --------
NET INCOME..................................  $ 11,368   $ 11,319      $ 15,082      $ 30,269        $ 31,290
                                              ========   ========      ========      ========        ========
BASIC NET INCOME PER COMMON SHARE
  From continuing operations................  $   0.27   $   0.32      $   0.46      $   0.89        $   0.90
  From discontinued operations..............      0.06       0.01          0.01            --              --
  From cumulative accounting change.........        --         --            --          0.05              --
                                              --------   --------      --------      --------        --------
  Net income per share......................  $   0.33   $   0.33      $   0.47      $   0.94        $  0. 90
                                              ========   ========      ========      ========        ========
DILUTED NET INCOME PER COMMON SHARE:
  From continuing operations................  $   0.24   $   0.28      $   0.40      $   0.78        $   0.82
  From discontinued operations..............      0.06       0.01          0.01            --              --
  From cumulative accounting change.........        --         --            --          0.05              --
                                              --------   --------      --------      --------        --------
  Net income per share......................  $   0.30   $   0.29      $   0.41      $   0.83        $   0.82
                                              ========   ========      ========      ========        ========
Basic weighted average number of shares
  outstanding...............................    31,069     31,339        31,183        31,633          34,387
Diluted weighted average number of shares
  outstanding...............................    34,693     35,465        35,177        36,000          37,854

                See notes to consolidated financial statements.

                               AEROPOSTALE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   COMMON STOCK
                                 COMMON STOCK        NONVOTING      ADDITIONAL
                               ----------------   ---------------    PAID-IN       DEFERRED     RETAINED
                               SHARES    AMOUNT   SHARES   AMOUNT    CAPITAL     COMPENSATION   EARNINGS    TOTAL
                               -------   ------   ------   ------   ----------   ------------   --------   --------
                                                                  (IN THOUSANDS)
BALANCE, AUGUST 1, 1999:.....   31,047    $310         6    $ --     $   639       $    --      $ 4,727    $  5,676
  Net income.................       --      --        --      --          --            --       11,368      11,368
  Stock options exercised....       --      --        60       1           1            --           --           2
  Accrued dividend --
    redeemable preferred
    stock....................       --      --        --      --          --            --       (1,021)     (1,021)
  Accretion of Series A
    preferred stock..........       --      --        --      --          --            --          (19)        (19)
                               -------    ----    ------    ----     -------       -------      -------    --------
BALANCE, JULY 29, 2000:......   31,047     310        66       1         640            --       15,055      16,006
  Net income.................       --      --        --      --          --            --       11,319      11,319
  Stock options exercised....       --      --       424       4           9            --           --          13
  Accrued dividend --
    redeemable preferred
    stock....................       --      --        --      --          --            --       (1,048)     (1,048)
                               -------    ----    ------    ----     -------       -------      -------    --------
BALANCE, AUGUST 4, 2001:.....   31,047     310       490       5         649            --       25,326      26,290
  Net income.................       --      --        --      --          --            --       30,269      30,269
  Stock options exercised....       --      --       628       6         227            --           --         233
  Equity based
    compensation.............       --      --        --      --       8,445        (8,445)          --          --
  Amortization of equity
    based compensation.......       --      --        --      --          --         3,972           --       3,972
  Accrued dividend --
    redeemable preferred
    stock....................       --      --        --      --          --            --         (574)       (574)
                               -------    ----    ------    ----     -------       -------      -------    --------
BALANCE, FEBRUARY 2, 2002:...   31,047     310     1,118      11       9,321        (4,473)      55,021      60,190
  Net income.................       --      --        --      --          --            --       31,290      31,290
  Stock options exercised....      533       5       733       8         274            --           --         287
  Tax benefit related to
    exercise of stock
    options..................       --      --        --      --       2,674            --           --       2,674
  Deferred offering costs....       --      --        --      --      (1,981)           --           --      (1,981)
  Initial public offering....    1,875      19        --      --      31,369            --           --      31,388
  Amortization of equity
    based compensation.......       --      --        --      --          --         4,473           --       4,473
  Conversion of common stock
    nonvoting to common
    stock....................    1,851      19    (1,851)    (19)         --            --           --          --
  Accrued dividend -- Series
    B redeemable preferred
    stock....................       --      --        --      --          --           --_         (362)       (362)
                               -------    ----    ------    ----     -------       -------      -------    --------
BALANCE, FEBRUARY 1, 2003:...   35,306    $353        --    $ --     $41,657       $    --      $85,949    $127,959
                               =======    ====    ======    ====     =======       =======      =======    ========

                See notes to consolidated financial statements.

                               AEROPOSTALE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              FOR THE FISCAL                                  FOR THE FISCAL
                                                                YEAR ENDED            SIX MONTHS ENDED          YEAR ENDED
                                                           --------------------   -------------------------   --------------
                                                           JULY 29,   AUGUST 4,   FEBRUARY 3,   FEBRUARY 2,    FEBRUARY 1,
                                                             2000       2001         2001          2002            2003
                                                           --------   ---------   -----------   -----------   --------------
                                                                                  (UNAUDITED)
                                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................  $ 11,368   $ 11,319     $ 15,082      $ 30,269        $ 31,290
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization........................     3,799      3,938        1,698         3,124           8,993
    Amortization of tenant allowances and above market
      leases.............................................    (2,401)    (1,917)        (869)       (1,315)         (3,350)
    Impairment charge....................................        --        815           --            --              --
    Amortization of negative goodwill....................      (847)      (234)        (116)           --              --
    Equity based compensation charge.....................        --         --           --         3,972           4,473
    Gain (loss) on discontinued operations...............     2,782       (662)        (636)           --              --
    Deferred rent, net...................................       916      1,132          540           406           2,265
    Pension expense......................................       171        247          125           133             241
    Deferred income taxes................................     2,068      2,843         (292)       (2,168)         (1,202)
    Cumulative effect of accounting change...............        --         --           --        (1,632)             --
    Changes in operating assets and liabilities:
      Merchandise inventory..............................   (20,964)   (10,713)      14,282        20,700          (8,666)
      Other current assets...............................    (6,520)     2,432        1,570           389          (3,169)
      Other assets.......................................      (357)        21          (22)           --             174
      Accounts payable...................................     5,317     (2,501)      (7,653)          684           3,959
      Accrued expenses and other noncurrent
        liabilities......................................     8,129     12,844       14,571        28,316          17,512
                                                           --------   --------     --------      --------        --------
        Net cash provided by operating activities........     3,461     19,564       38,280        82,878          52,520
                                                           --------   --------     --------      --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixtures, equipment and improvements......   (19,656)   (23,916)     (10,977)       (9,392)        (29,718)
                                                           --------   --------     --------      --------        --------
    Net cash used in investing activities................   (19,656)   (23,916)     (10,977)       (9,392)        (29,718)
                                                           --------   --------     --------      --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised................................         2         13            4           233             287
  Net proceeds from initial public offering..............        --         --           --            --          31,388
  Offering costs related to initial public offering......        --         --           --            --          (1,981)
  Net borrowings under revolving credit facility.........    26,563      8,280      (25,275)      (35,267)             --
  Payment of deferred finance costs......................        --       (220)          --            --              --
  Redemption of Series A preferred stock.................    (4,537)        --           --            --              --
  Payment and redemption of dividends....................      (463)        --           --            --          (9,979)
                                                           --------   --------     --------      --------        --------
    Net cash (used in) provided by financing
      activities.........................................    21,565      8,073      (25,271)      (35,034)         19,715
                                                           --------   --------     --------      --------        --------
    Net cash used in discontinued operations.............    (5,563)      (932)        (958)           --              --
                                                           --------   --------     --------      --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....      (193)     2,789        1,074        38,452          42,517
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........     3,910      3,717        3,717         6,506          44,958
                                                           --------   --------     --------      --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................  $  3,717   $  6,506     $  4,791      $ 44,958        $ 87,475
                                                           ========   ========     ========      ========        ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid......................................  $  1,369   $  1,953     $  1,883      $ 10,699        $ 19,649
                                                           ========   ========     ========      ========        ========
  Interest paid..........................................  $    785   $  1,724     $  1,026      $    391        $    298
                                                           ========   ========     ========      ========        ========
SIGNIFICANT NONCASH INVESTING AND FINANCING TRANSACTIONS:
  Accrued dividends on Series A Exchangeable Redeemable
    Preferred Stock......................................  $     96   $     --     $     --      $     --        $     --
                                                           ========   ========     ========      ========        ========
  Accrued dividends on Series B Redeemable Preferred
    Stock................................................  $    925   $  1,048     $    508      $    574        $    362
                                                           ========   ========     ========      ========        ========
  Accretion on Series A Exchangeable Redeemable Preferred
    Stock................................................  $     19   $     --     $     --      $     --        $     --
                                                           ========   ========     ========      ========        ========

                See notes to consolidated financial statements.

                               AEROPOSTALE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (IN THOUSANDS, EXCEPT SHARE, PER SHARE AND STORE DATA)

1.  BUSINESS

     Description of Business -- Aeropostale, Inc. (together with its wholly-owned subsidiary, Aeropostale West, Inc., collectively the "Company" or "Aeropostale") is a mall-based specialty retailer of casual apparel and accessories for young women and young men. On February 3, 2002, Aeropostale contributed all of the assets relating to 10 stores that are located in Arizona and California to its wholly-owned subsidiary, Aeropostale West, Inc. as part of a tax-free reorganization.

     The Company provides customers with a focused selection of high-quality, active-oriented, fashion basic merchandise at compelling values. Aeropostale maintains complete control over its proprietary brand by designing and sourcing all of its merchandise. The Company's products can be purchased only in our stores, which sell Aeropostale merchandise exclusively. The Company's stores creates a fun and high energy shopping experience through the use of creative visual merchandising, colorful in-store signage, bright lighting, popular music and an enthusiastic, well-trained sales force. The average store size of approximately 3,500 square feet is generally smaller than that of its mall-based competitors and the Company believes that this enables it to achieve higher sales productivity and project a sense of activity and excitement. As of February 1, 2003, the Company operated 367 stores in 35 states.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year -- The Company elected to change its fiscal year from a 52/53 week year that ends on the Saturday nearest to July 31 to a 52/53 week year that ends on the Saturday nearest to January 31, effective for the transition period ended on February 2, 2002. For tax purposes, the Company has retained its July year-end. As used herein, "Fiscal 2002" refers to the fiscal year ended February 1, 2003, "Fiscal 2001" refers to the fiscal year ended August 4, 2001, "Transition 2001" refers to the six month period from August 5, 2001 to February 2, 2002. Similarly, "Fiscal 2000" refers to the fiscal year ended July 29, 2000 and "Transition 2000" refers to the six month period from July 30, 2000 to February 3, 2001. All references to amounts related to the six months ended February 3, 2001 are unaudited. Transition 2001 has twenty-six weeks while Transition 2000 has twenty-seven weeks.

     Cash Equivalents -- The Company considers credit card receivables and all short-term investments with an original maturity of three months or less as cash equivalents.

     Merchandise Inventory -- Inventory consists of finished goods and is valued utilizing the cost method at the lower of cost or market determined on a first-in, first-out basis. Merchandise inventory includes warehousing, freight, merchandise and design costs as an inventory product cost.

     Fixtures, Equipment and Improvements -- Fixtures, equipment and improvements are stated at cost. Depreciation and amortization are provided for by the straight-line method over the following estimated useful lives:

Store fixtures and equipment.............  10 years
                                           Lesser of life of the asset or life of
Leasehold improvements...................  lease
Computer equipment and software..........  5 years

     Effective the first quarter of 2001, the Company adjusted the estimated useful lives for store fixtures and equipment from 7 to 10 years and computer equipment and software from 3 to 5 years. The Company examined and reviewed its accounting policies and practices and determined that revised useful lives reflect a more accurate timing of the economic benefits to be received from such assets. The change in estimate had a $574 (net of tax benefit of $382) impact on the Fiscal 2001 results.

     Impairment of Long-lived and Intangible Assets -- The Company evaluates Long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of. Long-lived assets are evaluated for recoverability in accordance SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized.

     In Fiscal 2001, the Company recorded store closing expenses of $815 to reflect the write-down of leasehold improvements and stores fixtures and equipment to their net realizable value, in seven stores closed by October 2001. The Company did not incur any other costs associated with such store closings.

     Income Taxes -- Income taxes are recognized during the year in which transactions enter into the determination of financial statement income, with deferred taxes being provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by the tax laws.

     Pre-Operating Expenses -- The Company expenses new store operating costs as incurred.

     Deferred Financing Costs -- Deferred financing costs are amortized over the life of the debt using the straight-line method. Net deferred financing charges were $155, $208, $77, $174 and $104, net of accumulated amortization of $307, $12, $384, $46 and $116 at the end of Fiscal 2000, Fiscal 2001, Transition 2000 (unaudited), Transition 2001 and Fiscal 2002, respectively. These amounts are included in other assets in the balance sheets.

     Deferred Rent -- Rent expense under operating leases provides for tenant allowances and fixed non-contingent escalations and is recognized on a straight-line basis over the term of each individual underlying lease.

     Revenue Recognition -- Revenue is recognized at the "point of sale." Allowances for sales returns are recorded as a component of net sales in the periods in which the related sales are recognized.

     Reserve for Returns -- The Company provides a reserve equal to the gross profit on projected merchandise returns based upon its prior returns experience.

     Marketing -- Marketing costs, which includes internet, television, print, radio and other media advertising and collegiate athlete conference sponsorships, are expensed as incurred and were $1,062, $2,210, $1,329, $1,792 and $5,719 for Fiscal 2000, Fiscal 2001, Transition 2000(unaudited), Transition 2001 and Fiscal 2002, respectively.

     Net Income Per Share -- The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. Basic net income per share is computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding for the period. Diluted net income per share also includes the dilutive effect of potential common shares outstanding during the period.

     Fair Value of Financial Instruments -- The following disclosure is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents and accounts payable approximate their fair value due to the short-term maturities of such items. The carrying amount of the revolving credit facility approximates its fair value due to the variable interest rate it carries. Estimated fair value disclosures have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and estimation methodologies may have a material effect on the estimated fair value amounts.

     Derivatives -- The Company adopted SFAS No. 133 and 138, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities requiring all companies to recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 138 is an amendment to SFAS No. 133, which amended or modified certain issues discussed in SFAS No. 133. Implementation of SFAS No. 133 and SFAS No. 138 did not have a material impact on the Company's statement of financial position, results of operations or cash flows.

     Reclassifications -- Certain reclassifications have been made to the consolidated financial statements in prior periods to conform to the current period presentation.

     Segment Reporting -- SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for reporting information about a company's operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in a single operating segment -- the operation of mall-based specialty retail stores. Revenues from external customers are derived from merchandise sales. The Company's net sales mix by merchandise category were as follows:

                                                         FISCAL      TRANSITION
                                                       -----------   -----------   FISCAL
MERCHANDISE CATEGORIES                                 2000   2001   2000   2001    2002
----------------------                                 ----   ----   ----   ----   ------
Young Women's........................................   42%    49%    47%    56%     58%
Young Men's..........................................   47     39     42     33      30
Accessories..........................................   11     12     11     11      12
                                                       ---    ---    ---    ---     ---
Total Merchandise Sales..............................  100%   100%   100%   100%    100%
                                                       ===    ===    ===    ===     ===

     The Company does not rely on any major customers as a source of revenue.

     New Accounting Standards -- In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement also rescinds SFAS No.
44, Accounting for Intangible Assets of Motor Carriers. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Rescissions of SFAS No. 4 and SFAS No. 64 are effective for fiscal years beginning after May 15, 2002. Rescissions for SFAS No. 13 are effective for transactions entered into after May 15, 2002. All other provisions are effective for financial statements issued after May 15, 2002. The adoption of SFAS No. 145 has not had and is not expected to have a material impact on our consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not had and is not expected to have a material impact on our consolidated financial statements.

     In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. We have evaluated the accounting provisions of the interpretations and there was no material impact on our financial condition, results of operations or cash flows for the year ended February 1, 2003. We have made the required disclosures in the consolidated financial statements as of February 1, 2003.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation -- Transition and Disclosure. The standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition SFAS No. 148 amends the disclosure requirements for SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock based compensation. SFAS No. 148 is effective for fiscal years ending after December 31, 2002. We will continue to account for stock-based equity compensation using the intrinsic value method of APB Opinion 25. We are required to follow the prescribed disclosure format and have provided the additional disclosures required by SFAS No. 148 for the year ended February 1, 2003 and must also provide the disclosures in our quarterly reports containing condensed consolidated financial statements for interim periods beginning with the quarterly period ending May 3, 2003.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period after January 31, 2003, regardless of when the variable interest entity was established. We have evaluated the accounting provisions of the interpretations and there was no material impact on our financial condition, results of operations or cash flows for the year ended February 1, 2003 because we have no variable interest entities.

3.  SIGNIFICANT RISKS AND UNCERTAINTIES

     Use of Estimates -- The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The accounts requiring the use of significant estimates included inventory, income tax and certain reserves.

     Certain Risks Concentration -- The Company had three suppliers who in the aggregate constituted approximately 31%, 36%, 30%, 41% and 37% of the Company's purchases for Fiscal 2000, Fiscal 2001, Transition 2000 (unaudited), Transition 2001 and Fiscal 2002, respectively. The loss of any of these suppliers could adversely affect the Company's operations.

4.  CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     In connection with the purchase of all the shares of the Company from Federated Specialty Stores, Inc. (a wholly-owned subsidiary of Federated Department Stores, Inc.) on August 3, 1998 ("Acquisition"), the Company recorded gross negative goodwill in the amount of $12.8 million that was being amortized over an estimated life of ten years.

     In connection with the decision to discontinue the operations of the Chelsea Cambell business, an allocation of the negative goodwill was made between the Aeropostale and the Chelsea Cambell businesses based upon their relative fair values at the Acquisition date. As a result of such allocation, approximately $8.8 million of unamortized negative goodwill was written off as part of the gain on disposal of the Chelsea Cambell business. The remaining negative goodwill allocated to Aeropostale continued to be amortized over its estimated life of ten years. Net negative goodwill was approximately $1,866 and $1,632 at the end of Fiscal 2000 and Fiscal 2001, respectively.

     The Company adopted SFAS No. 142, Goodwill and Intangibles, which changed the accounting for goodwill from an amortization method to an impairment approach on August 5, 2001. With the adoption of SFAS No. 142, the remaining negative goodwill was recorded as income from a cumulative effect of accounting change.

     Net income and income from continuing operations for Transition 2000 (unaudited) and Transition 2001 and the two previous fiscal years had been adjusted to reflect net income and income from continuing operations as though no negative goodwill amortization and the cumulative accounting change was recorded.

                                             FISCAL           TRANSITION
                                        ----------------   -----------------   FISCAL
                                         2000     2001      2000      2001      2002
                                        ------   -------   -------   -------   -------
                                                         (UNAUDITED)
Income from continuing operations.....  $9,366   $10,914   $14,694   $28,637   $31,290
Adjusted income from continuing
  operations..........................   9,132    10,680    14,578    28,637    31,290
Net income............................  11,368    11,319    15,082    30,269    31,290
Adjusted net income...................  11,134    11,085    14,966    28,637    31,290
Diluted income from continuing
  operations per share................  $ 0.24   $  0.28   $  0.40   $  0.78   $  0.82
Adjusted diluted income from
  continuing operations per share.....    0.23      0.27      0.40      0.78      0.82
Diluted net income per share..........    0.30      0.29      0.41      0.83      0.82
Adjusted net income per share.........    0.29      0.28      0.41      0.78      0.82

5.  OTHER CURRENT ASSETS

     Other current assets consist of the following:

                                                          FEBRUARY 2, 2002   FEBRUARY 1, 2003
                                                          ----------------   ----------------
Prepaid expenses........................................       $  593             $1,544
Prepaid rent............................................        3,547              4,857
Other receivables.......................................        2,678              3,586
                                                               ------             ------
                                                               $6,818             $9,987
                                                               ======             ======

6.  FIXTURES, EQUIPMENT AND IMPROVEMENTS -- NET

     Fixtures, equipment and improvements -- net, consist of the following:

                                                          FEBRUARY 2, 2002   FEBRUARY 1, 2003
                                                          ----------------   ----------------
Leasehold improvements..................................      $33,507            $49,766
Store fixtures and equipment............................       18,877             26,457
Computer equipment and software.........................        4,434              6,886
Construction in progress................................          245              2,622
                                                              -------            -------
                                                               57,063             85,731
Less accumulated depreciation and amortization..........        8,417             16,283
                                                              -------            -------
                                                              $48,646            $69,448
                                                              =======            =======

     Depreciation and amortization expense from continuing operations amounted to approximately $1,653, $3,770, $1,623, $3,090 and $8,916 for Fiscal 2000,
Fiscal 2001, Transition 2000 (unaudited), Transition 2001 and Fiscal 2002, respectively.

7.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                          FEBRUARY 2, 2002   FEBRUARY 1, 2003
                                                          ----------------   ----------------
Accrued compensation....................................      $ 8,535            $ 7,838
Sales and use tax.......................................          640              1,158
Accrued rent............................................        4,192              4,950
Accrued gift certificates and credits...................        4,658              6,761
Income tax payable......................................       13,237             14,248
Other...................................................        6,342              5,089
                                                              -------            -------
                                                              $37,604            $40,044
                                                              =======            =======

8.  OTHER NONCURRENT LIABILITIES

     Other noncurrent liabilities consist of the following:

                                                          FEBRUARY 2, 2002   FEBRUARY 1, 2003
                                                          ----------------   ----------------
Deferred rent...........................................      $21,300            $33,301
Above market rental liability...........................        1,919              1,231
Unfunded pension liability..............................        2,302              2,543
                                                              -------            -------
                                                              $25,521            $37,075
                                                              =======            =======

     In connection with the Acquisition, the Company recorded a liability to reflect leases that were at above-market rental rates. This liability will be amortized as a reduction of future rental expenses over the respective lease lives. The amortization was approximately $2.0 million and $0.8 million for Fiscal 2000 and Fiscal 2001, respectively; $0.4 million for Transition 2000 (unaudited) and Transition 2001, and $0.7 million for Fiscal 2002. In Fiscal 2000, approximately $0.5 million was written off in connection with the discontinued operations and approximately $0.9 million was written off in connection with certain store closings.

9.  REVOLVING CREDIT FACILITY

     The Company has a revolving credit agreement, as amended, with a bank under which the Company may borrow or obtain letters of credit up to an aggregate of $55 million (the "Credit Facility"), with letters of credit having a sub-limit of $15 million. The facility matures by its terms on July 31, 2004. Indebtedness under the Credit Facility is collateralized by the assets of the Company. Borrowings under the Credit Facility bear interest, at the Company's option, either at (a) the lender's prime rate or (b) the Euro Dollar Rate plus 1.50% to 2.00%, depending on excess availability. Additionally, the Company must pay commitment fees on any unused portion of the Credit Facility at an annualized rate of 0.375 percent of the difference between the unused portion and borrowings (including outstanding letters of credit) at the preceding month-end. In connection with the Credit Facility, the Company incurred a one-time financing fee of $220, which is being amortized over the term of the Credit Facility as additional interest expense. At February 1, 2003, the Company was in compliance with the financial covenants of the credit facility, which require the Company to achieve certain earnings before interest, income taxes, depreciation and amortization ("EBITDA" as defined in the Agreement) amounts and capital spending limitations.

     At February 2, 2002 and February 1, 2003, the Company had $0 borrowings outstanding under the Credit Facility. The average amount of borrowings outstanding during Fiscal 2001, Transition 2001 and Fiscal 2002 were $18,486, $10,026 and $1,570 at a weighted average interest rate of 7.70%, 5.57% and 5.99% excluding an unused line fee of approximately $105, $82 and $202, respectively. There were no issued stand-by or commercial letters of credit at February 2, 2002 and February 1, 2003.

10.  NET INCOME PER SHARE

     In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share has been computed based upon the weighted average of common shares and nonvoting common shares outstanding, after deducting preferred dividend requirements. Diluted earnings per share gives effect to outstanding stock options.

     Net income per common share has been computed as follows:

                                                    FISCAL 2000         FISCAL 2001
                                                 -----------------   -----------------
                                                  BASIC    DILUTED    BASIC    DILUTED
                                                 -------   -------   -------   -------
Income from continuing operations..............  $ 9,366   $ 9,366   $10,914   $10,914
Preferred stock dividends......................   (1,040)   (1,040)   (1,048)   (1,048)
                                                 -------   -------   -------   -------
Income from continuing operations available for
  per-share calculation........................    8,326     8,326     9,866     9,866
Income from discontinued operations............    2,002     2,002       405       405
                                                 -------   -------   -------   -------
Net income available for per-share
  calculation..................................  $10,328   $10,328   $10,271   $10,271
                                                 =======   =======   =======   =======
Average shares of common stock outstanding.....   31,069    31,069    31,339    31,339
Stock options..................................       --     3,624        --     4,126
                                                 -------   -------   -------   -------
Total average equivalent shares................   31,069    34,693    31,339    35,465
                                                 =======   =======   =======   =======
Per Common Share:
Income from continuing operations..............  $  0.27   $  0.24   $  0.32   $  0.28
Income from discontinued operations............     0.06      0.06      0.01      0.01
                                                 -------   -------   -------   -------
Net income.....................................  $  0.33   $  0.30   $  0.33   $  0.29
                                                 =======   =======   =======   =======

                                                              TRANSITION
                                                 -------------------------------------
                                                       2001                2002
                                                 -----------------   -----------------
                                                  BASIC    DILUTED    BASIC    DILUTED
                                                 -------   -------   -------   -------
                                                    (UNAUDITED)
Income from continuing operations..............  $14,694   $14,694   $28,637   $28,637
Preferred stock dividends......................     (508)     (508)     (574)     (574)
                                                 -------   -------   -------   -------
Income from continuing operations available for
  per-share calculation........................   14,186    14,186    28,063    28,063
Income from discontinued operations............      388       388        --        --
Cumulative effect of accounting change.........       --        --     1,632     1,632
                                                 -------   -------   -------   -------
Net income available for per-share
  calculation..................................  $14,574   $14,574   $29,695   $29,695
                                                 =======   =======   =======   =======
Average shares of common stock outstanding.....   31,183    31,183    31,633    31,633
Stock options..................................       --     3,994        --     4,367
                                                 -------   -------   -------   -------
Total average equivalent shares................   31,183    35,177    31,633    36,000
                                                 =======   =======   =======   =======
Per Common Share:
Income from continuing operations..............  $  0.46   $  0.40   $  0.89   $  0.78
Income from discontinued operations............     0.01      0.01        --        --
Cumulative effect of accounting change.........       --        --      0.05      0.05
                                                 -------   -------   -------   -------
Net income.....................................  $  0.47   $  0.41   $  0.94   $  0.83
                                                 =======   =======   =======   =======

                                                                 FISCAL 2002
                                                              -----------------
                                                               BASIC    DILUTED
                                                              -------   -------
Net income..................................................  $31,290   $31,290
Preferred stock dividends...................................     (362)     (362)
                                                              -------   -------
Net income available for per-share calculation..............  $30,928   $30,928
                                                              =======   =======
Average shares of common stock outstanding..................   34,387    34,387
Stock options...............................................       --     3,467(1)
                                                              -------   -------
Total average equivalent shares.............................   34,387    37,854
                                                              =======   =======
Per Common Share:
Income from continuing operations...........................  $  0.90   $  0.82
Net income..................................................  $  0.90   $  0.82
                                                              =======   =======

(1) Options to purchase 20 shares were not included in the computation of dilutive shares because to do so would have been anti-dilutive.

11.  STOCKHOLDERS' EQUITY

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

     During 1998, the Company sold a total of 31,047,060 shares of voting common stock $0.01 par value for proceeds of approximately $950 in connection with the Acquisition. The common stock is entitled to one vote per share. Bear Stearns Merchant Banking owned 65.7% of the Company's outstanding shares of common stock and had the right to designate a majority of the members of the Board of Directors. Bear Stearns Merchant Banking elected five persons out of nine persons designated by the Company's by-laws to be directors.

     On May 21, 2002, the Company completed an initial public offering of 14,375,000 shares of common stock of which 1,875,000 and 12,500,000 shares were offered by the Company and certain selling stockholders, respectively, at a price to the public of $18.00 per share. Upon completing the offering, net proceeds of $31.4 million and $209.3 million were distributed to the Company and selling stockholders, respectively. The Company is authorized to issue 200,000,000 shares of common stock $0.01 par value, and 5,000,000 shares of undesignated preferred stock, $0.01 par value. In connection with the Company's offering, all of the Company's outstanding shares of non-voting common stock were converted into approximately 1,851,000 shares of common stock. Approximately $10.0 million of the approximately $31.4 million of the net proceeds to the Company were used to redeem all of the outstanding shares of 12 1/2% Series B redeemable preferred stock and pay all accrued and unpaid dividends thereon (Note 12). The remainder of the proceeds were used for working capital, general corporate purposes and new store openings. The Company also incurred a $142 compensation charge for a bonus for certain management stockholders in connection with the completion of the initial public offering.

     Stock Option Plans -- During 1998, the Company adopted a stock option plan under which it may grant non-qualified and qualified stock options to purchase up to 6,585,740 shares of the Company's Common Stock $0.01 par value (which may be voting or nonvoting) to executives, consultants, directors, or other key employees (the "Stock Option Plan"). Options may have a maximum term of up to eight years and qualified stock options may not be granted at less than the fair market value at the date of grant. Vesting provisions of the options will be determined by the Board of Directors at the date of option grants; however, all outstanding options will immediately vest upon an initial public offering of the Company's Common Stock or a sale of the Company. On December 21, 2001, the Company granted 565,997 options with an exercise price of $0.85 per share which was at a price less than fair market value of $15.77 per share. The equity based compensation expense totaled approximately $8,445,000, of which $845,000 and $3,127,000 were recorded in cost of sales and selling, general and administrative expenses, respectively, in the six months and the fifty two weeks ended February 2, 2002. The unamortized balance of approximately $4,473,000 associated with the immediate vesting of options upon the consummation of the initial public offering, were recorded in the fiscal year ended February 1, 2003 of which $952,000 and $3,521,000 were recorded in cost of sales and selling, general and administrative expenses, respectively.

     On February 27, 2002, the Company adopted the Aeropostale 2002 Long-Term Incentive Plan that became effective upon the consummation of the initial public offering. A total of 1,735,556 shares of the Company's common stock became available for issuance under the plan. Under the plan, the compensation committee or the board may award grants of incentive stock options and other, non-qualified stock options. The compensation committee also has the authority to grant options that will become fully vested and exercisable automatically upon a change in control. The compensation committee may not, however, award to any one person in any calendar year options to purchase common stock equal to more than 10% of the total number of shares authorized under the plan, and it may not award incentive options first exercisable in any calendar year whose underlying shares have a fair market value greater than $100,000 determined at the time of grant. The compensation committee will determine the exercise price and term of any option in its discretion. The exercise price of an incentive option, however, may not be less than 100% of the fair market value of a share of common stock on the date of grant and the option must be exercised within 10 years of the date of grant. The exercise price of an incentive option awarded to a person who owns stock constituting more than 10% of our voting power may not be less than 110% of such fair market value on such date and the option must be exercised within five years of the date of grant.

     The following table summarizes stock option transactions for common stock:

                                     FISCAL 2000         FISCAL 2001       TRANSITION 2001       FISCAL 2002
                                  -----------------   -----------------   -----------------   ------------------
                                           WEIGHTED            WEIGHTED            WEIGHTED             WEIGHTED
                                           AVERAGE             AVERAGE             AVERAGE              AVERAGE
                                           EXERCISE            EXERCISE            EXERCISE             EXERCISE
                                  SHARES    PRICE     SHARES    PRICE     SHARES    PRICE     SHARES     PRICE
                                  ------   --------   ------   --------   ------   --------   -------   --------
Outstanding, beginning of
  period........................  4,411     $0.03     4,633     $0.11      5,208    $0.19       5,420    $ 0.27
  Granted.......................  1,125      0.32     1,227      0.43        848     0.85          20     15.55
  Exercised.....................    (59)     0.03      (425)     0.03       (628)    0.37      (1,265)     0.23
  Forfeited.....................   (844)     0.03      (227)     0.23         (8)    0.47         (19)     0.30
                                  -----     -----     -----     -----     ------    -----     -------    ------
Outstanding, end of period......  4,633     $0.11     5,208     $0.19      5,420    $0.27       4,156    $ 0.36
                                  =====     =====     =====     =====     ======    =====     =======    ======
Options exercisable at
  period-end....................    982     $0.17       973     $0.19      1,048    $0.18       4,136    $ 0.29
                                  =====     =====     =====     =====     ======    =====     =======    ======
Weighted average fair value of
  options granted during the
  year..........................            $0.10               $0.10               $0.16                $ 8.56
                                            =====               =====               =====                ======

     The following table summarizes information concerning currently outstanding options at February 2, 2002 and February 1, 2003:

                                          AVERAGE                                         AVERAGE
                           NUMBER        REMAINING        NUMBER           NUMBER        REMAINING        NUMBER
                        OUTSTANDING     CONTRACTUAL    EXERCISABLE      OUTSTANDING     CONTRACTUAL    EXERCISABLE
                       AT FEBRUARY 2,      LIFE       AT FEBRUARY 2,   AT FEBRUARY 1,      LIFE       AT FEBRUARY 1,
EXERCISE PRICES             2002          (YEARS)          2002             2003          (YEARS)          2003
---------------        --------------   -----------   --------------   --------------   -----------   --------------
        $0.03              2,871            1.6             701            2,102            0.6           2,102
         0.38                163            3.1             163               --             --              --
         0.39              1,220            3.5             109            1,060            2.5           1,060
         0.51                418            4.0              --              365            3.0             365
         0.85                748            4.9              75              609            3.8             609
        15.55                 --             --              --               20            3.6              --
                           -----                          -----            -----                          -----
                           5,420                          1,048            4,156                          4,136
                           =====                          =====            =====                          =====

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for stock option grants. Accordingly, no compensation cost has been recognized for employee stock options. In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for grants in the respective periods:

                                         FISCAL                TRANSITION
                                  ---------------------   ---------------------    FISCAL
                                    2000        2001        2000        2001        2002
                                  ---------   ---------   ---------   ---------   ---------
                                                         (UNAUDITED)
Expected volatility.............          0           0           0           0          70%
Expected life...................  5.0 years   5.0 years   5.0 years   5.0 years   4.0 years
Risk-free interest rate.........       6.55%       5.41%       5.44%       4.25%       3.29%
Expected dividend yield.........          0%          0%          0%          0%          0%

     Set forth below are the Company's income from continuing operations, net income, income from continuing operations per share and net income per share presented "as reported" and pro forma as if compensation cost had been recognized in accordance with the provisions of SFAS No. 123:

                                            FISCAL              TRANSITION
                                       -----------------   ---------------------   FISCAL
                                        2000      2001        2000        2001      2002
                                       -------   -------   -----------   -------   -------
                                                           (UNAUDITED)
Income from continuing operations:
  As reported........................  $ 9,366   $10,914     $14,694     $28,637   $31,290
  Deduct: total stockbased
     compensation expense determined
     under the fair value method, net
     of taxes........................      (34)      (23)         (9)        (41)      (45)
                                       -------   -------     -------     -------   -------
  Pro-forma..........................    9,332    10,891      14,685      28,596    31,245
                                       =======   =======     =======     =======   =======
Net income:
  As reported........................   11,368    11,319      15,082      30,269    31,290
  Deduct: total stockbased
     compensation expense determined
     under the fair value method, net
     of taxes........................      (34)      (23)         (9)        (41)      (45)
                                       -------   -------     -------     -------   -------
  Pro-forma..........................   11,334    11,296      15,073      30,228    31,245
                                       =======   =======     =======     =======   =======
Basic income from continuing
  operations per share:
  As reported........................     0.27      0.32        0.46        0.89      0.90
  Deduct: total stockbased
     compensation expense determined
     under the fair value method, net
     of taxes........................       --     (0.01)         --          --        --
                                       -------   -------     -------     -------   -------
  Pro-forma..........................     0.27      0.31        0.46        0.89      0.90
                                       =======   =======     =======     =======   =======
Basic net income per share:
  As reported........................     0.33      0.33        0.47        0.94      0.90
  Deduct: total stockbased
     compensation expense determined
     under the fair value method, net
     of taxes........................       --        --          --          --        --
                                       -------   -------     -------     -------   -------
  Pro-forma..........................     0.33      0.33        0.47        0.94      0.90
                                       =======   =======     =======     =======   =======
Diluted income from continuing
  operations per share:
  As reported........................     0.24      0.28        0.40        0.78      0.82
  Deduct: total stockbased
     compensation expense determined
     under the fair value method, net
     of taxes........................       --        --          --          --        --
                                       -------   -------     -------     -------   -------
  Pro-forma..........................     0.24      0.28        0.40        0.78      0.82
                                       =======   =======     =======     =======   =======
Diluted net income per share:
  As reported........................     0.30      0.29        0.41        0.83      0.82
  Deduct: total stockbased
     compensation expense determined
     under the fair value method, net
     of taxes........................       --        --          --       (0.01)       --
                                       -------   -------     -------     -------   -------
  Pro-forma..........................     0.30      0.29        0.41        0.82      0.82
                                       =======   =======     =======     =======   =======

12.  REDEEMABLE PREFERRED STOCK

     Series A Exchangeable Redeemable Preferred Stock -- The Company issued 6,000 shares of its Series A exchangeable, redeemable preferred stock, $0.01 par value ("Series A Preferred Stock") in connection with the Acquisition. The Series A Preferred Stock has no voting rights. Dividends accrue at 6 percent per annum at a liquidation value of $1,000 per share and are cumulative. The shares are mandatory redeemable at the liquidation value at the earliest of an initial public offering of the Company's stock, a sale of the Company or 10 years from the date of issue or at any time at the Company's option. The shares are exchangeable, at the Company's option on any dividend payment date, into 6 percent Subordinated Notes due 2008. The Series A Preferred Stock was recorded at its fair value on the date of issue of approximately $4.5 million, the discount of approximately $1.5 million was being recorded as an additional dividend over the mandatory redemption period. In November 1999, the Company exercised its option to redeem the Series A Preferred Stock at a price that approximated its current fair value plus accrued dividends. The Company recorded accretion to increase the carrying value to a liquidation value of $6 million.

     Series B Redeemable Preferred Stock -- The Company issued 6,250 shares of its Series B redeemable preferred stock $0.01 par value ("Series B Preferred Stock") for proceeds of $6.25 million in connection with the Acquisition. The Series B Preferred Stock has no voting rights. Dividends accrue at 12.5 percent per annum at a liquidation value of $1,000 per share and are cumulative. The shares are mandatory redeemable at the liquidation value at the earliest of an initial public offering of the Company's stock, a sale of the Company or 10 years from the date of issue or at any time at the Company's option.

     Cumulative dividends on the Series B Preferred Stock are payable at the rate of 12.5 percent per annum, quarterly on the first day of November, February, May, and August, based on face value. Dividends not declared and paid will also accrue dividends at the same annual rate. Unpaid dividends on a quarterly basis are then payable in Series B preferred stock. As of February 2, 2002, the Company had accrued $3,367 in dividends which is recorded as Redeemable Preferred Stock which upon the liquidation, rank senior to all classes of common stock. In connection with the Company's offering, all of the Company's outstanding shares of 12 1/2% Series B redeemable preferred stock were redeemed and all accrued and unpaid dividends payed thereon.

13.  EMPLOYEE BENEFIT PLANS

     The Company has a retirement plan with a 401(k) salary deferral feature that covers substantially all of its employees who meet certain requirements. Under the terms of the plan, employees may contribute up to 14 percent of gross earnings and the Company will provide a matching contribution of 50 percent of the first 5 percent of gross earnings contributed by the participants. The Company may, at its option, make additional contributions. The terms of the plan provide for vesting in the Company's matching contributions to the plan over a five-year service period with 50 percent vesting after year three, an additional 25 percent vesting after year four, and participants will be fully vested after year five. The Company expensed contributions for the retirement plan of approximately $271, $278, $122, $226, and $312 for the Fiscal 2000, Fiscal 2001, Transition 2000 (unaudited), Transition 2001, and Fiscal 2002, respectively.

     The Company maintains a supplemental executive retirement plan ("SERP"), which is an unfunded defined benefit plan for certain executives. The benefits are based on years of service and the employee's highest average pay during any five years within the ten-year period prior to retirement.

     The following information on the Company's pension plan is provided:

                                                              FEBRUARY 2,   FEBRUARY 1,
                                                                 2002          2003
                                                              -----------   -----------
CHANGE IN BENEFIT OBLIGATION:
  Net Benefit obligation at beginning of period.............    $ 2,451       $ 2,588
  Service cost..............................................         45           101
  Interest cost.............................................         86           182
  Actuarial (gain) loss.....................................          6           170
  Gross benefits paid.......................................         --           (44)
                                                                -------       -------
  Net benefit obligation at end of period...................    $ 2,588       $ 2,997
                                                                =======       =======
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of period..........    $    --       $    --
  Employer contributions....................................         --            44
  Gross benefits paid.......................................         --           (44)
  Actual return on plan assets..............................         --            --
                                                                -------       -------
  Fair value of plan assets at end of period................    $    --       $    --
                                                                =======       =======
  Funded status at end of period............................    $(2,588)      $(2,997)
  Unrecognized net actuarial (gain).........................        286           424
  Prior service and cost....................................         --            30
  Unrecognized transition amount............................         --            --
                                                                -------       -------
                                                                $(2,302)      $(2,543)
                                                                =======       =======

     Pension expenses includes the following components:

                                                      FISCAL      TRANSITION    FISCAL
                                                    -----------   -----------   ------
                                                    2000   2001   2000   2001    2002
                                                    ----   ----   ----   ----   ------
                                                               (UNAUDITED)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost......................................  $ 80   $ 89   $ 45   $ 45    $101
Interest cost.....................................   101    155     79     86     182
Amortization of prior experience loss (gain)......   (10)     3      1      2       2
                                                    ----   ----   ----   ----    ----
Net periodic benefit cost.........................  $171   $247   $125   $133    $285
                                                    ====   ====   ====   ====    ====
WEIGHTED-AVERAGE ASSUMPTIONS USED:
Discount rate.....................................     7%     7%     7%     7%   6.75%
Rate of compensation increase.....................   4.5%   4.5%   4.5%   4.5%    4.5%

14.  INCOME TAXES

     The provision for income taxes included within continuing operations for Fiscal 2000, Fiscal 2001 and Transition 2000 (unaudited), Transition 2001 and Fiscal 2002 consists of the following:

                                              FISCAL           TRANSITION      FISCAL
                                          ---------------   ----------------   -------
                                           2000     2001     2000     2001      2002
                                          ------   ------   ------   -------   -------
                                                          (UNAUDITED)
Federal:
  Current...............................  $  463   $4,730   $7,977   $18,386   $18,420
  Deferred..............................   4,231    1,074      (56)   (1,896)   (1,092)
                                          ------   ------   ------   -------   -------
                                           4,694    5,804    7,921    16,490    17,328
                                          ------   ------   ------   -------   -------
State and local:
  Current...............................     402      758    1,457     3,777     3,645
  Deferred..............................     653      503      251      (379)     (110)
                                          ------   ------   ------   -------   -------
                                           1,055    1,261    1,708     3,398     3,535
                                          ------   ------   ------   -------   -------
                                          $5,749   $7,065   $9,629   $19,888   $20,863
                                          ======   ======   ======   =======   =======

     The provision for income taxes for discontinued operations consists of the following:

                                              FISCAL           TRANSITION
                                         ----------------   ----------------
                                          2000      2001     2000     2001
                                         -------   ------   ------   -------
                                                          (UNAUDITED)
Federal:
  Current..............................  $(2,908)  $   --   $   --   $    --
  Deferred.............................   (1,009)     225      216        --
                                         -------   ------   ------   -------
                                          (3,917)     225      216        --
                                         -------   ------   ------   -------
State and local:
  Current..............................     (679)      --       --        --
  Deferred.............................     (188)      32       32        --
                                         -------   ------   ------   -------
                                            (867)      32       32        --
                                         -------   ------   ------   -------
                                         $(4,784)  $  257   $  248   $    --
                                         =======   ======   ======   =======
Total provision........................  $   965   $7,322   $9,877   $19,888
                                         =======   ======   ======   =======

     Reconciliation of the U.S. statutory rate with the Company's effective tax rate excluding discontinued operations is summarized as follows:

                                                        FISCAL      TRANSITION    FISCAL
                                                      -----------   -----------   ------
                                                      2000   2001   2000   2001    2002
                                                      ----   ----   ----   ----   ------
                                                                 (UNAUDITED)
Federal statutory rate..............................  34.0%  34.0%  34.0%  35.0%   35.0%
Increase (decrease) in tax resulting from:
  State income taxes (net of federal tax
     benefits)......................................   4.1    4.6    4.6    4.6     4.6
  Nondeductible goodwill amortization and
     write-off......................................  (0.1)  (0.5)  (0.5)    --      --
  Change in federal tax rate........................    --     --     --    (.3)     --
  Other.............................................    --    1.2    1.5    1.7     0.4
                                                      ----   ----   ----   ----    ----
Effective rate......................................  38.0%  39.3%  39.6%  41.0%   40.0%
                                                      ====   ====   ====   ====    ====

     As of February 2, 2002 and February 1, 2003, the components of the net deferred income tax assets are as follows:

                                                              FEBRUARY 2,   FEBRUARY 1,
                                                                 2002          2003
                                                              -----------   -----------
Current:
  Inventory.................................................    $ (411)       $  103
  Accrued vacation..........................................       199           271
  Other.....................................................       186           308
  Accrued bonuses...........................................        51            --
                                                                ------        ------
Total current...............................................    $   25        $  682
                                                                ======        ======
Noncurrent:
  Fixed assets..............................................     4,464         4,030
  Acquired lease liability..................................       806           511
  Deferred rent.............................................     1,499         2,420
  State income taxes........................................      (474)         (512)
  Equity based compensation.................................     1,628         2,019
                                                                ------        ------
Total noncurrent............................................     7,923         8,468
                                                                ------        ------
Net deferred income tax assets..............................    $7,948        $9,150
                                                                ======        ======

15.  COMMITMENTS AND CONTINGENCIES

     The Company is committed under noncancelable leases for all its store and office space, expiring at various dates through July 2011. The leases generally provide for minimum rent plus additional increases in real estate taxes, certain operating expenses, etc. Certain leases also require contingent rent based on sales.

     As of February 1, 2003, the aggregate minimum annual rent commitments are as follows:

FISCAL                                                  RELATED
YEAR                                                     PARTY     OTHER      TOTAL
------                                                  -------   --------   --------
2003..................................................  $ 7,188   $ 27,412   $ 34,600
2004..................................................    6,571     24,372     30,943
2005..................................................    5,658     21,643     27,301
2006..................................................    5,117     19,841     24,958
2007..................................................    5,272     19,210     24,482
Thereafter............................................   16,328     66,519     82,847
                                                        -------   --------   --------
                                                        $46,134   $178,997   $225,131
                                                        =======   ========   ========

     Rental expense consists of the following

                                          FISCAL              TRANSITION
                                     -----------------   ---------------------   FISCAL
                                      2000      2001        2000        2001      2002
                                     -------   -------   -----------   -------   -------
                                                         (UNAUDITED)
Minimum rentals....................  $15,011   $21,073     $10,255     $11,915   $30,233
Contingent rentals.................      759     1,379         691       1,915     3,673
Office space rentals...............      594       777         363         439       832

     Included in rent and occupancy expense within income from continuing operations for Fiscal 2000, Fiscal 2001, Transition 2000 (unaudited), Transition 2001, and Fiscal 2002 is approximately $9,632, $9,575, $4,651, $5,202, and
12,588, respectively, paid to a related party shareholder of the Company who is no longer a related party at the end of Fiscal 2002.

     Employment Agreements -- As of February 1, 2003, the Company had outstanding employment contracts expiring in fiscal 2003 and fiscal 2004. The amount payable for these contracts is approximately $2.3 million.

     Legal Proceedings -- Various suits and claims arising in the course of business are pending against the Company and its subsidiaries. In the opinion of management, dispositions of these matters are not expected to materially affect the Company's consolidated financial position, cash flows or results from operations.

     Merchandise Agreement -- The Company has a five-year contract expiring June 30, 2006 that requires minimum commitments of $990 per year.

     Guarantees -- The Company has not provided any financial guarantees as of February 1, 2003.

16.  RELATED PARTY TRANSACTIONS

     Sponsor Fee -- The Company has a Management Services Agreement with the holder of the Series B Preferred Stock and the majority shareholder of the Company's voting common stock. The services consist of formulating and implementing business strategies, including identifying and assisting the Company in evaluating corporate opportunities, such as marketing opportunities, and financial strategies. In addition, assistance has been provided for lending, security holder and public relations matters. The agreement calls for annual payments equal to the greater of $200 or 3 percent of earnings before interest, income taxes, depreciation and amortization ("EBITDA," as defined) up to a maximum of $450. Such fees aggregated $403 and $450 for the Fiscal 2000 and Fiscal 2001, respectively, $350 for Transition 2000 (unaudited) and Transition 2001 and $127 for Fiscal 2002. The agreement was terminated upon the consummation of the initial public offering.

     Leases -- The Company is the lessee under operating leases where the landlord is a stockholder of the Company who is longer a related party at the end of Fiscal 2002 (Note 15).

     Sourcing Agreement -- The Company has a Sourcing Agreement with Federated Merchandising Group, Inc., ("FMG") a subsidiary of Federated Department Stores, Inc., the previous owner of the Company. Effective November 1999, FMG ceased to be a related party due to the Company's redemption of the Series A Preferred Stock. The total purchases of merchandise under the Sourcing Agreement for the period August 1, 1999 through September 30, 1999 (the date of redemption) was approximately $20 million which included approximately $0.9 million of fees for Fiscal 2000.

     Loans to Executives -- In 1999, the Company repurchased all of its outstanding shares of Series A Preferred Stock from Federated Department Stores, Inc. This triggered a loan forgiveness provision contained in loan agreements regarding loans that Federated had previously made to Mr. Geiger and Mr. Mills. This loan forgiveness caused Messrs. Geiger and Mills to incur significant tax liability in 1999. The Company therefore extended interest free loans in the amount of $70 to both Mr. Geiger and Mr. Mills to cover this tax liability. Mr. Geiger and Mr. Mills each repaid the full amount of the loan in February 2002 and currently do not have any outstanding indebtedness to the Company.

     Employment Contracts: The Company has employment agreements with certain members of the Company's senior management (Note 15).

17.  DISCONTINUED OPERATIONS

     During February 2000, the Company's Board of Directors decided to discontinue the Chelsea Cambell specialty store business at its meeting on February 25, 2000 (the measurement date) and the Company closed all Chelsea Cambell stores by the end of December 2000. Accordingly, operating results of this segment have been reclassified as income from discontinued operations for all periods presented.

     Operating results of discontinued operations are as follows:

                                                         FISCAL    TRANSITION   TRANSITION
                                                          2000        2000         2001
                                                         -------   ----------   ----------
                                                                    (UNAUDITED)
Net sales..............................................  $35,117     $2,854       $2,854
                                                         =======     ======       ======
Income (loss) from discontinued operations:
  Before income taxes..................................  $(9,531)    $   --       $   --
  Estimated net gain on disposal.......................    6,749        662          636
  Income tax (expense) benefit.........................    4,784       (257)        (248)
                                                         -------     ------       ------
Net gain...............................................  $ 2,002     $  405       $  388
                                                         =======     ======       ======

     During Fiscal 2001, the Company was able to negotiate settlements on future lease obligations and incurred better than expected profitability on the closing of the Chelsea Cambell stores and therefore realized a reversal of the estimated loss on disposal of $662.

     The July 29, 2000 loss from discontinued operations before income taxes includes ($24,541) in cost of goods sold, ($6,221) in payroll expense, ($14,079) in nonpayroll expenses, $613 in amortization of negative goodwill, and an estimated loss from operations during the phase-out period subsequent to July 29, 2000 of ($806), and other revenue of $386.

     The estimated net gain on disposal includes the write-off of negative goodwill of $8,838, the lease termination costs of ($2,478), write-offs of tenant liabilities, acquired lease liabilities, and deferred rent of $1,305 and other expenses of ($916).

     Included within accrued expenses and other liabilities on the accompanying balance sheet is an accrual for the costs associated with the disposal of the Chelsea Cambell business. The major components of the accrual and the activity through August 4, 2001 were as follows:

                                                               ACCRUAL OF
                                     LEASE                      OPERATING
                                    BUY-OUT       SEVERANCE      LOSSES
                                  AND CONTRACT       AND       THROUGH THE
                                  TERMINATION    TERMINATION   DISPOSITION
                                     COSTS        BENEFITS        DATE       OTHER    TOTAL
                                  ------------   -----------   -----------   -----   -------
Provision at measurement date...    $ 2,478         $ 566         $ 806      $ 316   $ 4,166
Activity........................     (1,944)         (352)           --       (281)   (2,577)
                                    -------         -----         -----      -----   -------
Balance, at July 29, 2000.......        534           214           806         35     1,589
                                    -------         -----         -----      -----   -------
Activity........................       (534)         (214)         (806)       (35)   (1,589)
                                    -------         -----         -----      -----   -------
Balance, at August 4, 2001......    $    --         $  --         $  --      $  --   $    --
                                    =======         =====         =====      =====   =======

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                           THIRTEEN WEEKS ENDED
                                              -----------------------------------------------
                                              OCTOBER 28,   FEBRUARY 3,   MAY 5,    AUGUST 4,
                                                 2000         2001(1)      2001       2001
                                              -----------   -----------   -------   ---------
FISCAL 2001
  Net sales.................................    $76,831      $107,538     $56,629    $63,769
  Gross profit..............................     25,750        34,008      12,458     13,933
  Income (loss) from continuing
     operations.............................      6,007         8,687      (2,049)    (1,731)
  Gain from discontinued operations.........         --           388           2         15
  Net income (loss).........................      6,007         9,075      (2,047)    (1,716)
  Basic net income (loss) per share:
     From continuing operations.............       0.19          0.27       (0.07)     (0.06)
     From discontinued operations...........         --          0.01          --         --
     Net income (loss)......................       0.19          0.28       (0.07)     (0.06)
  Diluted income (loss) per share:
     From continuing operations.............       0.17          0.24       (0.07)     (0.06)
     From discontinued operations...........         --          0.01          --         --
     Net income (loss)......................       0.17          0.25       (0.07)     (0.06)

---------------

(1) This period is a 14-week period.

                                                                THIRTEEN WEEKS ENDED
                                                              -------------------------
                                                              NOVEMBER 3,   FEBRUARY 2,
                                                                 2001          2002
                                                              -----------   -----------
TRANSITION 2001
  Net sales.................................................   $126,019      $158,021
  Gross profit..............................................     48,934        55,052
  Income from continuing operations.........................     14,727        13,910
  Cumulative accounting change..............................      1,632            --
  Net income................................................     16,359        13,910
  Basic net income per share:
     From continuing operations.............................       0.46          0.43
     Cumulative accounting change...........................       0.05            --
     Net income.............................................       0.51          0.43
  Diluted income per share:
     From continuing operations.............................       0.40          0.38
     Cumulative accounting change...........................       0.05            --
     Net income.............................................       0.45          0.38

                                                          THIRTEEN WEEKS ENDED
                                             -----------------------------------------------
                                             MAY 4,    AUGUST 3,   NOVEMBER 2,   FEBRUARY 1,
                                              2002       2002         2002          2003
                                             -------   ---------   -----------   -----------
FISCAL 2002
  Net sales................................  $85,130    $90,141     $169,210      $206,423
  Gross profit.............................   24,149     24,094       50,902        63,458
  Net income (loss)........................      592     (1,978)      15,001        17,675
     Basic net income (loss) per share.....     0.01      (0.06)        0.43          0.50
     Diluted net income (loss) per share...     0.01      (0.06)        0.39          0.46

     The per share amounts are calculated independently for each thirteen-week period presented. The sum of the thirteen weeks may not equal the full year per share amounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to this item is incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to this item is incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item is incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item is incorporated by reference from the Registrant's definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Explanation of disclosure controls and procedures: We have carried out an evaluation, under the supervision and with the participation of our, including our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of December 10, 2002, our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms.

     (B) Changes in internal controls: There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date the we carried out our evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. The consolidated financial statements set forth in Part II, Item 8.

         2. Financial Statement Schedule II Valuation and Qualifying Accounts

         3. Exhibits included or incorporated herein:

                                 EXHIBIT INDEX

EXHIBIT
NO.                               DESCRIPTION
-------                           -----------
 3.1      Form of Amended and Restated Certificate of Incorporation.+
 3.2      Form of Amended and Restated By-Laws.+
 4.1      Specimen Common Stock Certificate.+
 4.2      Stockholders' Agreement, dated as of August 3,1998, by and among MSS-Delaware, Inc., MSS Acquisition Corp. II,
          Federated Specialty Stores, Inc., Julian R. Geiger, David R.
          Geltzer and John S. Mills.+
10.1      Aeropostale, Inc. 1998 Stock Option Plan.+
10.2      Aeropostale, Inc. 2002 Long-Term Incentive Plan.+
10.3      Management Services Agreement, dated as of July 31, 1998,
          between MSS-Delaware, Inc. and MSS Acquisition Corp. II.+
10.4      Loan and Security Agreement, dated July 31, 1998 between
          Bank Boston Retail Finance Inc., as agent for the lenders
          party thereto (the "Lenders"), the Lenders and MSS-Delaware,
          Inc.+
10.5      First Amendment to Loan and Security Agreement, dated
          November 8, 1999, by and between Bank Boston Retail Finance
          Inc., as agent for the Lenders, the Lenders and
          MSS-Delaware, Inc.+
10.6      Second Amendment to Loan and Security Agreement, dated May
          2, 2002, by and between Fleet Retail Finance Inc. (f/k/a
          Bank Boston Retail Finance), as agent for the Lenders, the
          Lenders and Aeropostale, Inc. (f/k/a MSS-Delaware, Inc.).+
10.7      Third Amendment to Loan and Security Agreement, dated June
          13, 2001, by and between Fleet Retail Finance Inc. (f/k/a
          Bank Boston Retail Finance), as agent for the Lenders, the
          Lenders and Aeropostale, Inc. (f/k/a MSS-Delaware, Inc.).+
10.8      Fourth Amendment to Loan and Security Agreement, dated
          February 2, 2002, by and between Fleet Retail Finance Inc.
          (f/k/a Bank Boston Retail Finance), as agent for the
          Lenders, the Lenders and Aeropostale, Inc. (f/k/a
          MSS-Delaware, Inc.).+
10.9      Sublease Agreement, dated February 5, 2002, between the
          United States Postal Services and Aeropostale, Inc.+
10.10     Merchandise Servicing Agreement, dated March 1, 1999,
          between American Consolidation, Inc. and MSS Delaware, Inc.+
10.11     Interim Merchandise Servicing Agreement, dated as of
          February 11, 2002, by and between American Consolidation
          Inc. and Aeropostale, Inc.+
10.12     Sourcing Agreement, dated July 22, 2003, by and among
          Federated Department Stores, Inc., Specialty Acquisition
          Corporation and Aeropostale, Inc.*
10.13     Fifth Amendment to Loan and Security Agreement, dated April
          15, 2002, by and between Fleet Retail Finance Inc. (f/k/a
          Bank Boston Retail Finance), as agent for the Lenders, the
          Lenders and Aeropostale, Inc. (f/k/a MSS-Delaware, Inc.).+
10.14     Amendment No. 1 to Stockholders' Agreement, dated April 23,
          2002, by and among Aeropostale, Inc., Bear Stearns MB
          1998-1999 Pre-Fund, LLC and Julian R. Geiger.+
10.15     Employment Agreement, dated as of February 1, 2002, between
          Aeropostale, Inc. and Julian R. Geiger.+
10.16     Employment Agreement, dated February 1, 2002, between
          Aeropostale, Inc. and Christopher L. Finazzo.*
10.17     Employment Agreement, dated February 1, 2002, between
          Aeropostale, Inc. and John S. Mills.*
21.1      List of subsidiaries of Aeropostale, Inc.+
23.1      Consent of Deloitte & Touche LLP.
99.1      Chief Executive Officer Certification pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the
          Sorbanes-Oxley Act of 2002.
99.2      Chief Financial Officer Certification pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the
          Sorbanes-Oxley Act of 2002.

---------------

 *  Filed herewith.

 + Incorporated by reference to the Registration Statement on Form S-1, originally filed by Aeropostale, Inc. on March 8, 2003 (Registration No. 333-84056).

(b) Reports on Form 8-K:

     1. The Registrant's Current Report on Form 8-K, dated June 11, 2002, relating to monthly and quarterly historical net sales.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AEROPOSTALE, INC.

                                          By:     /s/ JULIAN R. GEIGER
                                            ------------------------------------
                                                      Julian R. Geiger
                                             Chairman, Chief Executive Officer,
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

              SIGNATURE                                 TITLE                       DATE
              ---------                                 -----                       ----

         /s/ JULIAN R. GEIGER                     Julian R. Geiger             April 29, 2003
--------------------------------------   Chairman, Chief Executive Officer,
           Julian R. Geiger               and Director (Principal Executive
                                                      Officer)


          /s/ JOHN S. MILLS              President, Chief Operating Officer,   April 29, 2003
--------------------------------------              and Director
            John S. Mills


      /s/ MICHAEL J. CUNNINGHAM          Executive Vice President and Chief    April 29, 2003
--------------------------------------            Financial Officer
        Michael J. Cunningham               (Principal Financial Officer)


         /s/ ALAN C. SIEBELS                Vice President -- Controller       April 29, 2003
--------------------------------------     (Principal Accounting Officer)
           Alan C. Siebels


          /s/ BODIL ARLANDER                          Director                 April 29, 2003
--------------------------------------
            Bodil Arlander


      /s/ MARY ELIZABETH BURTON                       Director                 April 29, 2003
--------------------------------------
        Mary Elizabeth Burton


           /s/ DAVID EDWAB                            Director                 April 29, 2003
--------------------------------------
             David Edwab


          /s/ JOHN D. HOWARD                          Director                 April 29, 2003
--------------------------------------
            John D. Howard


         /s/ RICHARD METRICK                          Director                 April 29, 2003
--------------------------------------
           Richard Metrick


           /s/ DAVID GLASER                           Director                 April 29, 2003
--------------------------------------
             David Glaser

              SIGNATURE                                 TITLE                       DATE
              ---------                                 -----                       ----


           /s/ DOUGLAS KORN                           Director                 April 29, 2003
--------------------------------------
             Douglas Korn


          /s/ RICHARD PERKAL                          Director                 April 29, 2003
--------------------------------------
            Richard Perkal

                                  AEROPOSTALE

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                BALANCE BEGINNING   AMOUNTS CHARGED TO   WRITE-OFFS AGAINST   BALANCE END OF
RESERVE FOR RETURNS:                OF PERIOD           NET INCOME            RESERVE             PERIOD
--------------------            -----------------   ------------------   ------------------   --------------
Year Ended February 1, 2003...        $299               $18,561              $18,442              $418
Six months Ended February 2,
  2002........................         213                10,464               10,378               299
Year Ended August 4, 2001.....         221                10,404               10,412               213
Year Ended July 29, 2000......         221                 7,806                7,806               221

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Julian R. Geiger, Chairman and Chief Executive Officer of Aeropostale, Inc., certify that:

          1. I have reviewed this annual report on Form 10-K of Aeropostale, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ JULIAN R. GEIGER
                                          --------------------------------------
                                                     Julian R. Geiger
                                           Chairman and Chief Executive Officer

April 29, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Michael J. Cunningham, Chief Financial Officer of Aeropostale, Inc., certify that:

          3. I have reviewed this annual report on Form 10-K of Aeropostale, Inc.;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          11. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

          12. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

          13. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          14. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /s/ MICHAEL J. CUNNINGHAM
                                          --------------------------------------
                                                  Michael J. Cunningham
                                             Senior Vice President and Chief
                                                    Financial Officer

April 29, 2003