Form 10-Q
period 2003-05-03
AEROPOSTALE INC
filed 2003-06-12
CIK 1168213

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



             FOR THE QUARTERLY PERIOD ENDED MAY 3, 2003



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

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12-b-2).  Yes [X]     No [ ]

     As of June 4, 2003, the registrant had 35,997,363 of shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION.........................................    2
  Item
     1.   Condensed Consolidated Financial Statements.................    2
          Condensed Consolidated Balance Sheets as of May 3, 2003
          (unaudited) and February 1, 2003............................    2
          Condensed Consolidated Statements of Income for the thirteen weeks ended May 3, 2003 (unaudited) and May 4, 2002
          (unaudited).................................................    3
          Condensed Consolidated Statements of Cash Flows for the
          thirteen weeks ended May 3, 2003 (unaudited) and May 4, 2002
          (unaudited).................................................    4
          Notes to the Condensed Consolidated Financial Statements....    5
  Item
     2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   10
  Item
     3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   14
  Item
     4.   Controls and Procedures.....................................   14

PART II. OTHER INFORMATION............................................   14
  Item
     1.   Legal Proceedings...........................................   14
  Item
     2.   Changes in Securities and Use of Proceeds...................   14
  Item
     3.   Defaults Upon Senior Securities.............................   14
  Item
     4.   Submission of Matters to a Vote of Security Holders.........   14
  Item
     5.   Other Information...........................................   14
  Item
     6.   Exhibits and Reports on Form 8-K............................   14
SIGNATURES............................................................   15
Certifications........................................................   16

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               AEROPOSTALE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                MAY 3,      FEBRUARY 1,
                                                                 2003          2003
                                                              -----------   -----------
                                                              (UNAUDITED)       (1)
                                                                   (IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 81,087      $ 87,475
  Merchandise inventory.....................................     48,442        46,645
  Other current assets......................................     11,623        10,669
                                                               --------      --------
     Total current assets...................................    141,152       144,789
FIXTURES, EQUIPMENT AND IMPROVEMENTS -- Net.................     75,617        69,448
OTHER ASSETS................................................      8,779         8,795
                                                               --------      --------
       TOTAL ASSETS.........................................   $225,548      $223,032
                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $ 19,834      $ 17,954
  Accrued expenses..........................................     33,609        40,044
                                                               --------      --------
     Total current liabilities..............................     53,443        57,998
OTHER NONCURRENT LIABILITIES................................     39,829        37,075
COMMITMENT AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock -- par value, $0.01 per share; 200,000 shares authorized, 35,703 and 35,306 shares issued and
     outstanding............................................        357           353
  Additional paid-in capital................................     43,858        41,657
  Retained earnings.........................................     88,061        85,949
                                                               --------      --------
     Total stockholders' equity.............................    132,276       127,959
                                                               --------      --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............   $225,548      $223,032
                                                               ========      ========

---------------
Note (1) Balance sheet derived from the audited consolidated financial statements

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                   13 WEEKS ENDED
                                                              -------------------------
                                                              MAY 3, 2003   MAY 4, 2002
                                                              -----------   -----------
                                                                     (UNAUDITED)
                                                                (IN THOUSANDS, EXCEPT
                                                                   PER SHARE DATA)
NET SALES...................................................   $112,211       $85,130
COST OF SALES...............................................     81,961        60,981
                                                               --------       -------
  Gross profit..............................................     30,250        24,149
                                                               --------       -------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................     26,967        23,213
                                                               --------       -------
INCOME FROM OPERATIONS......................................      3,283           936
INTEREST (INCOME) -- Net....................................       (181)          (50)
                                                               --------       -------
INCOME BEFORE INCOME TAXES..................................      3,464           986
PROVISION FOR INCOME TAXES..................................      1,352           394
                                                               --------       -------
NET INCOME..................................................   $  2,112       $   592
                                                               ========       =======
BASIC NET INCOME PER COMMON SHARE...........................   $   0.06       $  0.01
                                                               ========       =======
DILUTED NET INCOME PER COMMON SHARE.........................   $   0.05       $  0.01
                                                               ========       =======
Basic weighted average shares outstanding...................     35,422        32,652
Diluted weighted average shares outstanding.................     38,470        36,458

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   13 WEEKS ENDED
                                                              -------------------------
                                                                MAY 3,        MAY 4,
                                                                 2003          2002
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................    $ 2,112      $    592
  Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
    Depreciation and amortization...........................      2,476         1,845
    Amortization of tenant allowances and above market
     leases.................................................       (978)         (693)
    Equity based compensation charge........................         --           620
    Deferred rent, net......................................        429           640
    Pension expense.........................................        180           125
    Changes in operating assets and liabilities:
      Merchandise inventory.................................     (1,797)       (2,030)
      Other current assets..................................       (954)          179
      Other assets..........................................         (2)         (177)
      Accounts payable......................................      1,880        (1,496)
      Accrued expenses and other liabilities................     (1,232)       (8,607)
                                                                -------      --------
         Net cash provided by (used in) operating
           activities.......................................      2,114        (9,002)
                                                                -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixtures, equipment and improvements.........     (8,627)       (6,877)
                                                                -------      --------
    Cash used in investing activities.......................     (8,627)       (6,877)
                                                                -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised...................................        125           160
                                                                -------      --------
    Cash provided by financing activities...................        125           160
                                                                -------      --------
DECREASE IN CASH AND CASH EQUIVALENTS.......................     (6,388)      (15,719)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     87,475        44,958
                                                                -------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................    $81,087      $ 29,239
                                                                =======      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid.........................................    $ 2,845      $  6,642
                                                                =======      ========
  Interest expense paid.....................................    $    51      $     65
                                                                =======      ========
SIGNIFICANT NONCASH INVESTING AND FINANCING TRANSACTIONS:
  Accrued dividends on Series B Redeemable Preferred
    Stock...................................................    $    --      $    300
                                                                =======      ========

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND STORE DATA)

1. BASIS OF PRESENTATION

     Aeropostale, Inc. (together with its wholly-owned subsidiary, Aeropostale West, Inc., the "Company" or "Aeropostale") is a mall-based specialty retailer of casual apparel and accessories for young women and young men.

     The Company provides customers with a focused selection of high-quality, active-oriented, fashion basic merchandise at compelling values. Aeropostale maintains complete control over its proprietary brand by designing and sourcing all of its merchandise. The Company's products can be purchased only in its stores, or organized sales events at college campuses. The Company's stores creates a fun and high energy shopping experience through the use of creative visual merchandising, colorful in-store signage, bright lighting, popular music and an enthusiastic, well-trained sales force. The average store size of approximately 3,500 square feet is generally smaller than that of its mall-based competitors and the Company believes that this enables it to achieve higher sales productivity and project a sense of activity and excitement. As of May 3, 2003, the Company operated 387 stores in 38 states.

     The condensed consolidated financial statements are unaudited. These condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of May 3, 2003 and the results of operations and cash flows for the thirteen weeks ended May 3, 2003 and May 4, 2002, but are not necessarily indicative of the results of operations for a full fiscal year. These condensed consolidated financial statements and related notes should be read in conjunction with the Company's audited consolidated financial statements for the year ended February 1, 2003, which were included as part of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission.

2. STOCK OPTIONS

     The Company applies Accounting Principles Board Opinion ("APB") No. 25, Accounting For Stock Issued to Employees, and Related Interpretations in Accounting For Stock Option Grants. Therefore, no compensation expense has been recognized for employee stock options. Set forth below are the Company's net income and net income per share presented "as reported" and pro forma as if compensation cost had

                               AEROPOSTALE, INC.

been recognized in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123:

                                                                   13 WEEKS ENDED
                                                              -------------------------
                                                              MAY 3, 2003   MAY 4, 2002
                                                              -----------   -----------
                                                              (UNAUDITED)   (UNAUDITED)
Net income:
  As reported...............................................     2,112          592
  Deduct: total stock based compensation expense determined
     under the fair value method, net of taxes..............       (68)         (10)
                                                                 -----         ----
  Pro-forma.................................................     2,044          582
                                                                 =====         ====

Basic net income per share:
  As reported...............................................      0.06         0.01
  Deduct: total stock based compensation expense determined
     under the fair value method, net of taxes..............        --           --
                                                                 -----         ----
  Pro-forma.................................................      0.06         0.01
                                                                 =====         ====

Diluted net income per share:
  As reported...............................................      0.05         0.01
  Deduct: total stock based compensation expense determined
     under the fair value method, net of taxes..............        --           --
                                                                 -----         ----
  Pro-forma.................................................      0.05         0.01
                                                                 =====         ====

     The weighted average fair value of the Company's stock options was calculated using the Black-Scholes Option Pricing Model with the following weighted average assumptions used for grants in the respective periods: no dividend yield; expected volatility of 70%; risk free interest rate of 2.81%; and expected life of 4.72 years. There were 496,200 option grants during the thirteen weeks ended May 3, 2003. The weighted average fair value of options granted during the quarter ended May 3, 2003 was $3.9 million. There were no options issued for the thirteen weeks ended May 4, 2002.

3. PUBLIC OFFERING OF COMMON STOCK

     On May 21, 2002, the Company completed an initial public offering of 14,375,000 shares of common stock of which 1,875,000 and 12,500,000 shares were offered by the Company and certain selling stockholders, respectively, at a price to the public of $18.00 per share. Upon completing the offering, net proceeds of $31.4 million and $209.3 million were distributed to the Company and selling stockholders, respectively. The Company is authorized to issue 200,000,000 shares of common stock $0.01 par value, and 5,000,000 shares of undesignated preferred stock, $0.01 par value. In connection with the Company's offering, all of the Company's outstanding shares of non-voting common stock were converted into approximately 1,851,000 shares of common stock. Approximately $10.0 million of the approximately $31.4 million of the net proceeds to the Company were used to redeem all of the outstanding shares of 12 1/2% Series B redeemable preferred stock and pay all accrued and unpaid dividends thereon . The remainder of the proceeds were used for working capital, general corporate purposes and new store openings. The Company incurred a $0.1 million compensation charge in the second quarter of fiscal 2002 as a bonus for certain management stockholders in connection with the completion of the initial public offering.

     On February 27, 2002, the Company adopted the Aeropostale 2002 Long-Term Incentive Plan that became effective upon the consummation of the initial public offering. A total of 1,735,556 shares of the Company's common stock became available for issuance under the plan. All references to share

                               AEROPOSTALE, INC.

information reflects a 376.328 for 1 stock split of the Company's common stock and nonvoting common stock which was approved by the Company's Board of Directors and became effective on May 10, 2002. The respective share and per share amounts and conversion ratios included in the condensed consolidated financial statements reflect the stock split for all periods presented.

     On December 21, 2001, the Company granted 565,997 options with an exercise price of $0.85 per share which was at a price less than the fair market value of $15.77 per share. The Company incurred approximately $8.4 million equity based compensation charge as a result of the grant of these options of which $4.0 million and $0.6 million were recorded in the year ended February 2, 2002 and thirteen weeks ended May 4, 2002, respectively. Upon the initial public offering, the Company recorded acceleration of the unamortized balance of $3.9 million in the thirteen weeks ended August 3, 2002.

4. RECENT ACCOUNTING STANDARDS

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 has not had and is not expected to have a material impact on the Company's condensed consolidated financial statements.

     In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability, or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. The Company has evaluated the accounting provisions of the interpretations and there was no material impact on the financial condition, results of operations or cash flows for the thirteen weeks ended May 3, 2003. The Company has made the required disclosures in the condensed consolidated financial statements (Note 7).

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on issues raised in EITF 02-16, "Accounting by a Reseller for Cash Consideration Received from a Vendor" ("EITF 02-16"). This EITF issue addresses the timing of recognition for rebates that are earned by resellers based on specified levels of purchases or over specified periods. This guidance, related to timing of recognition, is to be applied prospectively to new rebate arrangements entered into in fiscal periods beginning after January 1, 2003. This EITF issue also addresses the classification of cash consideration received from vendors in a reseller's statement of operations. The guidance related to income statement classification is to be applied in annual and interim financial statements for periods beginning after

                               AEROPOSTALE, INC.

January 1, 2003. The Company has adopted this application and it did not have a material impact on the condensed consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation -- Transition and Disclosure. The standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition SFAS No. 148 amends the disclosure requirements for SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock based compensation. SFAS No. 148 is effective for fiscal years ending after December 31, 2002. The Company will continue to account for stock-based equity compensation using the intrinsic value method of APB Opinion No. 25. The Company is required to follow the prescribed disclosure format and have provided the additional disclosures required by SFAS No. 148 for the thirteen weeks ended May 3, 2003.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period after January 31, 2003, regardless of when the variable interest entity was established. The Company has evaluated the accounting provisions of the interpretations and there was no material impact on the financial condition, results of operations or cash flows for the thirteen weeks ended May 3, 2003, because the Company does not have any variable interest entities.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the impact of adopting this statement on its consolidated financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. Although we are still in the process of reviewing the new statement, we believe this statement will have no impact on our condensed consolidated financial statements.

5. EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share. Basic earnings per share have been computed based upon the weighted average of common shares outstanding, after

                               AEROPOSTALE, INC.

deducting preferred dividend requirements. Diluted earnings per share gives effect to outstanding stock options.

                                                 13 WEEKS ENDED       13 WEEKS ENDED
                                                   MAY 3, 2003          MAY 4, 2002
                                                -----------------    -----------------
                                                 BASIC    DILUTED     BASIC    DILUTED
                                                -------   -------    -------   -------
                                                   (UNAUDITED)          (UNAUDITED)
Net income....................................  $ 2,112   $ 2,112    $   592   $   592
Preferred stock dividends.....................       --        --       (300)     (300)
                                                -------   -------    -------   -------
Net income available for per-share
  calculation.................................  $ 2,112   $ 2,112    $   292   $   292
                                                =======   =======    =======   =======
Average shares of common stock outstanding....   35,422    35,422     32,652    32,652
Dilutive stock options........................       --     3,048(a)      --     3,806
                                                -------   -------    -------   -------
Total average equivalent shares...............   35,422    38,470     32,652    36,458
                                                =======   =======    =======   =======
Per Common Share:
Net income....................................  $  0.06   $  0.05    $  0.01   $  0.01
                                                =======   =======    =======   =======

---------------

(a) Options to purchase 445 shares were not included in the computation of dilutive shares because of their anti-dilutive effect.

6. REVOLVING CREDIT FACILITY

     The Company has a revolving credit agreement, as amended, with a bank under which the Company may borrow or obtain letters of credit up to an aggregate of $55 million (the "Credit Facility"), with letters of credit having a sub-limit of $15 million. The facility matures by its terms on July 31, 2004. Indebtedness under the Credit Facility is collateralized by the assets of the Company. Borrowings under the Credit Facility bear interest, at the Company's option, either at (a) the lender's prime rate or (b) the Euro Dollar Rate plus 1.50% to 2.00%, depending on excess availability. Additionally, the Company must pay commitment fees on any unused portion of the Credit Facility at an annualized rate of 0.375 percent of the difference between the unused portion and borrowings (including outstanding letters of credit) at the preceding month-end. In connection with the Credit Facility, the Company incurred a one-time financing fee of $0.2 million, which is being amortized over the term of the Credit Facility, such amount is recorded as additional interest expense. At May 3, 2003 and February 1, 2003, the Company had zero in borrowings outstanding and had not issued any stand-by or commercial letters of credit. At May 3, 2003, the Company was in compliance with the financial covenants of the credit facility, which require the Company to achieve certain earnings before interest, income taxes, depreciation and amortization ("EBITDA" as defined in the Agreement) amounts and capital spending limitations.

7. GUARANTEES

     The Company has not provided any financial guarantees as of May 3, 2003.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003. As disclosed in Note 1 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results will differ from these under different assumptions or conditions.

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

     Finite-lived assets. In evaluating the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related long-lived assets and reduce their carrying value by the excess, if any, of the result of such calculation. We believe at this time that the long-lived assets' carrying values and useful lives continues to be appropriate. Further adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

RESULTS OF OPERATIONS

     The following table sets forth our results of operations expressed as a percentage of total net sales for the period indicated:

                                                         13 WEEKS ENDED   13 WEEKS ENDED
                                                          MAY 3, 2003      MAY 4, 2002
                                                         --------------   --------------
                                                          (UNAUDITED)      (UNAUDITED)
Net sales..............................................      100.0%           100.0%
Gross profit...........................................       27.0             28.4
Selling, general and administrative expenses...........       24.0             27.3
Income from operations.................................        2.9              1.1
Interest income, net...................................        0.2              0.1
Income before income taxes.............................        3.1              1.2
Provision for income taxes.............................        1.2              0.5
Net income.............................................        1.9%             0.7%

  Thirteen weeks ended May 3, 2003 (unaudited) compared to thirteen weeks ended May 4, 2002 (unaudited).

     Net sales. Our net sales for the thirteen weeks ended May 3, 2003 increased to approximately $112.2 million from approximately $85.1 million for the thirteen weeks ended May 4, 2002, an increase of approximately $27.1 million. Of this increase, comparable store sales contributed approximately $1.5 million and non-comparable store sales contributed approximately $25.6 million. Comparable store sales increased by 1.8% for the thirteen weeks ended May 3, 2003, compared to an increase of 22.0% in comparable store sales in the thirteen weeks ended May 4, 2002. This increase was primarily due to higher comparable sales in the young women's and accessories categories. The increase in non-comparable store sales was primarily due to 95 net new stores open at the end of the thirteen weeks ended May 3, 2003 as compared to the prior period.

     Gross profit. Our gross profit dollars increased approximately $6.1 million in the thirteen weeks ended May 3, 2003 to approximately $30.3 million from approximately $24.1 million for the thirteen weeks ended May 4, 2002. As a percentage of net sales, gross profit decreased to 27.0% from 28.4% during these periods. This decrease is primarily attributable to a decrease in our merchandise margins primarily in the young women's and young men's category of approximately 1.8% due to an increase in promotional markdowns as compared to the prior period. This decrease in gross profit was partially offset by the leveraging of occupancy costs. Included in cost of sales during the thirteen weeks ended May 4, 2002 is a charge of approximately $0.1 million for equity based compensation.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased approximately $3.8 million for the thirteen weeks ended May 3, 2003 to approximately $27.0 million from approximately $23.2 million for the thirteen weeks ended May 4, 2002. On an absolute dollar basis, this increase was due to an approximate $4.4 million dollar increase in payroll related costs that resulted from new store growth. Additionally, we incurred an approximate $1.1 million dollar increase in operational costs, primarily attributable to the growth of the business. This increase was offset by an approximate $1.2 million dollar decrease in incentive bonus programs and an approximate $0.9 million decrease in marketing expenses. Included in selling, general and administrative expenses for the thirteen weeks ended May 4, 2002 is a charge of approximately $0.5 million for equity based compensation. As a percent of net sales, selling, general and administrative expenses decreased to 24.0% from 27.3%. This decrease was attributable to a reduction in incentive bonus programs and a decrease in marketing expenses.

     Interest income, net. Our net interest income for the thirteen weeks ended May 3, 2003 was approximately $0.2 million compared to net interest income of approximately $0.1 million for the thirteen weeks ended May 4, 2002. The increase is attributable to higher cash balances for the thirteen weeks ended May 3, 2003 compared to the thirteen weeks ended May 4, 2002.

     Income taxes. Our effective tax rate of 39.0% for the thirteen weeks ended May 3, 2003 compares to an effective tax rate of 40.0% for the thirteen weeks ended May 4, 2002. This decrease was due to a reduction in our effective state tax rate. The Company recorded an accrual in the thirteen weeks ended May 4, 2002 for additional tax exposures.

     Net income. Our net income was approximately $2.1 million for the thirteen weeks May 3, 2003 compared to net income of approximately $0.6 million in the thirteen weeks ended May 4, 2002.

     Liquidity and Capital Resources

     Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores, and the investment in our information systems. Historically, these cash requirements have been met through cash flow from operations and borrowings under our credit facility with Fleet Retail Finance, Inc. At May 3, 2003, we had working capital of approximately $87.7 million.

     For the thirteen weeks ended May 3, 2003, our cash provided by operations was approximately $2.1 million, generated by our operating earnings.

     Our cash used in investing activities for the thirteen weeks ended May 3, 2003 was entirely used for capital expenditures. These expenditures, consisting primarily of the construction of new stores, remodeling of existing stores and investments in technology, were approximately $8.6 million for the thirteen weeks ended May 3, 2003. Our future capital requirements will depend primarily on the number of new stores we open and the number of existing stores we remodel and the timing of these expenditures. We opened 21 new stores in the thirteen weeks ended May 3, 2003 and expect to open approximately 85 additional stores in fiscal 2003. Projected capital expenditures are approximately $36.4 million, to be used primarily to fund new store openings, the remodeling of existing stores and technology investments. Historically, we have financed such capital expenditures with cash from operations and borrowings under our credit facility. We believe that we will continue to finance capital expenditures in this manner during fiscal 2003.

     In the thirteen weeks ended May 3, 2003, we had a net decrease in cash and cash equivalents of approximately $6.4 million. Our secured revolving credit facility with Fleet, as agent, provides us with up to $55 million based upon our inventory balances, seasonal advance rates and third party credit card balances. Borrowings bear interest at our option at either the rate per annum at which deposits on U.S. dollars are offered to Fleet in the Eurodollar market, referred to as the Eurodollar rate, plus 1.50% to 2.00% or the base rate announced from time to time by Fleet, dependent upon excess availability. As of May 23, 2003, there was no balance under the revolving credit facility. The revolving credit facility contains financial performance and capital expense covenants, and has a termination date of July, 2004. There are fees for early termination. The revolving credit facility contains a minimum EBITDA covenant, tested monthly. The facility also contains a maximum capital expenditures covenant, tested quarterly.

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

     Contractual Obligations and Commercial Commitments

     The following tables summarize our contractual obligations and commercial commitments as of May 3, 2003:

                                                            PAYMENTS DUE
                                     -----------------------------------------------------------
                                        WITHIN         WITHIN          WITHIN          AFTER
                                       9 MONTHS       12 MONTHS       12 MONTHS      12 MONTHS
                                     ENDED FISCAL   ENDED FISCAL    ENDED FISCAL    ENDED FISCAL
                           TOTAL         2003       2004 AND 2005   2006 AND 2007       2008
                          --------   ------------   -------------   -------------   ------------
                                                      (IN THOUSANDS)
Contractual Obligations
  Employment
     contracts..........  $  1,925     $   975         $   950         $    --        $     --
  Merchandise
     agreement..........     3,136         743           1,980             413              --
  Operating leases......   247,324      25,383          64,861          56,198         100,882
                          --------     -------         -------         -------        --------
  Total contractual
     obligations........  $252,385     $27,101         $67,791         $56,611        $100,882
                          ========     =======         =======         =======        ========

     There were no commercial commitments outstanding as of May 3, 2003.

     Off-balance Sheet Arrangements

     The company has not created, and is not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating the company's business. The company does not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect the company's liquidity or the availability of capital resources.

     Cautionary Note Regarding Forward-Looking Statements and Risk Factors

     This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve certain risks and uncertainties, including statements regarding the company's strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. All forward looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made. Such uncertainties and other risks are discussed in the Company's Form 10-K for the year ended February 1, 2003 filed with the Securities and Exchange Commission.

     New Accounting Standards

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. The Company is currently evaluating the impact of adopting this statement on its consolidated financial position and results of operations.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. Although we are still in the process of reviewing the new statement, we believe this statement will have no impact on our condensed consolidated financial statements.

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

     (b)  Reports on Form 8-K:

        1. The Registrants Current Report on Form 8-K, dated April 10, 2003, related to monthly historical net sales.

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

Dated: June 12, 2003

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

Date: June 12, 2003

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

Date: June 12, 2003