Form 10-Q
period 2003-08-02
AEROPOSTALE INC
filed 2003-09-09
CIK 1168213

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



             FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 2003



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

     As of September 4, 2003, the registrant had 37,054,067 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION.........................................    2
  Item
     1.   Condensed Consolidated Financial Statements (unaudited).....    2
          Condensed Consolidated Balance Sheets as of August 2, 2003
          and February 1, 2003........................................    2
          Condensed Consolidated Statements of Operations for the
          thirteen and twenty-six weeks ended August 2, 2003 and
          August 3, 2002..............................................    3
          Condensed Consolidated Statements of Cash Flows for the
          twenty-six weeks ended August 2, 2003 and August 3, 2002....    5
          Notes to the Condensed Consolidated Financial Statements....    6
  Item
     2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   12
  Item
     3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   17
  Item
     4.   Controls and Procedures.....................................   17

PART II. OTHER INFORMATION............................................   17
  Item
     4.   Submission of Matters to a Vote of Security Holders.........   17
  Item
     5.   Other Information...........................................   18
  Item
     6.   Exhibits and Reports on Form 8-K............................   18
SIGNATURES............................................................   19
Certifications........................................................   20

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               AEROPOSTALE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               AUGUST 2,    FEBRUARY 1,
                                                                 2003          2003
                                                              -----------   -----------
                                                              (UNAUDITED)       (1)
                                                                   (IN THOUSANDS,
                                                               EXCEPT PER SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 76,222      $ 87,475
  Merchandise inventory.....................................     91,760        46,645
  Other current assets......................................     23,812        10,669
                                                               --------      --------
     Total current assets...................................    191,794       144,789
FIXTURES, EQUIPMENT AND IMPROVEMENTS -- Net.................     85,990        69,448
OTHER ASSETS................................................      8,781         8,795
                                                               --------      --------
       TOTAL ASSETS.........................................   $286,565      $223,032
                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $ 59,159      $ 17,954
  Accrued expenses..........................................     35,262        40,044
                                                               --------      --------
     Total current liabilities..............................     94,421        57,998
OTHER NONCURRENT LIABILITIES................................     45,548        37,075
COMMITMENT AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock -- par value, $0.01 per share; 200,000 shares authorized,
     37,054 and 35,306 shares issued and outstanding........        371           353
  Additional paid-in capital................................     55,422        41,657
  Retained earnings.........................................     90,803        85,949
                                                               --------      --------
     Total stockholders' equity.............................    146,596       127,959
                                                               --------      --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............   $286,565      $223,032
                                                               ========      ========

---------------
Note (1) Balance sheet derived from the audited consolidated financial statements

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      13 WEEKS ENDED
                                                              -------------------------------
                                                              AUGUST 2, 2003   AUGUST 3, 2002
                                                              --------------   --------------
                                                                        (UNAUDITED)
                                                                   (IN THOUSANDS, EXCEPT
                                                                      PER SHARE DATA)
NET SALES...................................................     $129,944         $90,141
COST OF SALES...............................................       94,362          66,047
                                                                 --------         -------
  Gross profit..............................................       35,582          24,094
                                                                 --------         -------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................       31,342          27,410
                                                                 --------         -------
INCOME (LOSS) FROM OPERATIONS...............................        4,240          (3,316)
INTEREST (INCOME) -- Net....................................         (253)            (19)
                                                                 --------         -------
INCOME (LOSS) BEFORE INCOME TAXES...........................        4,493          (3,297)
PROVISION (BENEFIT) FOR INCOME TAXES........................        1,751          (1,319)
                                                                 --------         -------
NET INCOME (LOSS)...........................................     $  2,742         $(1,978)
                                                                 ========         =======
BASIC NET INCOME (LOSS) PER COMMON SHARE....................     $   0.08         $ (0.06)
DILUTED NET INCOME (LOSS) PER COMMON SHARE..................     $   0.07         $ (0.06)
Basic weighted average shares outstanding...................       36,027          34,568
Diluted weighted average shares outstanding.................       38,763          38,133

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      26 WEEKS ENDED
                                                              -------------------------------
                                                              AUGUST 2, 2003   AUGUST 3, 2002
                                                              --------------   --------------
                                                                        (UNAUDITED)
                                                                   (IN THOUSANDS, EXCEPT
                                                                      PER SHARE DATA)
NET SALES...................................................     $242,155         $175,271
COST OF SALES...............................................      176,323          127,028
                                                                 --------         --------
  Gross profit..............................................       65,832           48,243
                                                                 --------         --------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................       58,309           50,623
                                                                 --------         --------
INCOME (LOSS) FROM OPERATIONS...............................        7,523           (2,380)
INTEREST (INCOME) -- Net....................................         (434)             (69)
                                                                 --------         --------
INCOME (LOSS) BEFORE INCOME TAXES...........................        7,957           (2,311)
PROVISION (BENEFIT) FOR INCOME TAXES........................        3,103             (925)
                                                                 --------         --------
NET INCOME (LOSS)...........................................     $  4,854         $ (1,386)
                                                                 ========         ========
BASIC NET INCOME (LOSS) PER COMMON SHARE....................     $   0.14         $  (0.05)
DILUTED NET INCOME (LOSS) PER COMMON SHARE..................     $   0.13         $  (0.05)
Basic weighted average shares outstanding...................       35,724           33,610
Diluted weighted average shares outstanding.................       38,617           37,293

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 26 WEEKS ENDED
                                                              ---------------------
                                                              AUGUST 2,   AUGUST 3,
                                                                2003        2002
                                                              ---------   ---------
                                                                   (UNAUDITED)
                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  4,854    $ (1,386)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................     5,453       3,698
    Amortization of tenant allowances and above market
     leases.................................................    (2,079)     (1,461)
    Equity based compensation charge........................        --       4,473
    Deferred rent, net......................................       752       1,206
    Pension expense.........................................       360         250
    Changes in operating assets and liabilities:
      Merchandise inventory.................................   (45,115)    (57,461)
      Other current assets..................................   (10,564)     (9,296)
      Other assets..........................................       (22)         17
      Accounts payable......................................    41,205      11,717
      Accrued expenses and other liabilities................    15,531      (5,312)
                                                              --------    --------
         Net cash provided by (used in) operating
          activities........................................    10,375     (53,555)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixtures, equipment and improvements.........   (21,959)    (19,179)
                                                              --------    --------
    Cash used in investing activities.......................   (21,959)    (19,179)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised...................................       331         195
  Net proceeds from initial public offering.................        --      31,388
  Offering costs related to initial public offering.........        --      (1,993)
  Redemption and payment of dividends on preferred stock....        --      (9,979)
  Net borrowings under revolving credit facility............        --      16,983
                                                              --------    --------
    Cash provided by financing activities...................       331      36,594
                                                              --------    --------
DECREASE IN CASH AND CASH EQUIVALENTS.......................   (11,253)    (36,140)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............    87,475      44,958
                                                              --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $ 76,222    $  8,818
                                                              ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid.........................................  $  6,520    $ 13,275
                                                              ========    ========
  Interest expense paid.....................................  $    103    $    132
                                                              ========    ========
SIGNIFICANT NONCASH INVESTING AND FINANCING
  TRANSACTIONS:
  Accrued dividends on Series B Redeemable Preferred
    Stock...................................................  $     --    $    326
                                                              ========    ========

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND STORE DATA)

1. BASIS OF PRESENTATION

     Aeropostale, Inc. (together with its wholly-owned subsidiary, Aeropostale West, Inc., the "Company" or "Aeropostale") is a mall-based specialty retailer of casual apparel and accessories for young women and young men. The Company provides customers with a focused selection of high-quality, active-oriented, fashion basic merchandise at compelling values. Aeropostale maintains complete control over its proprietary brand by designing and sourcing all of its merchandise. The Company's products can be purchased only in its stores or through organized sales events at college campuses. The Company's stores creates a fun and high energy shopping experience through the use of creative visual merchandising, colorful in-store signage, bright lighting, popular music and an enthusiastic, well-trained sales force. The Company's average store size of approximately 3,500 square feet is generally smaller than that of its mall-based competitors and the Company believes that this enables it to achieve higher sales productivity and project a sense of activity and excitement. As of August 2, 2003, the Company operated 427 stores in 40 states.

     The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with the Company's Annual Report on Form 10-K for the year ended February 1, 2003, which was filed with the Securities and Exchange Commission on April 29, 2003.

References to a particular year are to the Company's fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, references to "2002" mean the fiscal year ending February 1, 2003 and a reference to "2003" is a reference to the fiscal year ending January 31, 2004. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

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

                                         13 WEEKS ENDED                    26 WEEKS ENDED
                                 -------------------------------   -------------------------------
                                 AUGUST 2, 2003   AUGUST 3, 2002   AUGUST 2, 2003   AUGUST 3, 2002
                                 --------------   --------------   --------------   --------------
Net income (loss):
  As reported..................      $2,742          $(1,978)          $4,854          $(1,386)
  Deduct: total stock based
     compensation expense
     determined under the fair
     value method, net of
     taxes.....................        (102)             (10)            (170)             (20)
                                     ------          -------           ------          -------
  Pro-forma....................      $2,640          $(1,988)          $4,684          $(1,406)
                                     ======          =======           ======          =======
Basic net income (loss) per
  share:
  As reported..................      $ 0.08          $ (0.06)          $ 0.14          $ (0.05)
  Deduct: total stock based
     compensation expense
     determined under the fair
     value method, net of
     taxes.....................        (.01)              --             (.01)              --
                                     ------          -------           ------          -------
  Pro-forma....................      $ 0.07          $ (0.06)          $ 0.13          $ (0.05)
                                     ======          =======           ======          =======
Diluted net income (loss) per
  share:
  As reported..................      $ 0.07          $ (0.06)          $ 0.13          $ (0.05)
  Deduct: total stock based
     compensation expense
     determined under the fair
     value method, net of
     taxes.....................          --               --            (0.01)              --
                                     ------          -------           ------          -------
  Pro-forma....................      $ 0.07          $ (0.06)          $ 0.12          $ (0.05)
                                     ======          =======           ======          =======

     The weighted average fair value of the Company's stock options was calculated using the Black-Scholes Option Pricing Model with the following weighted average assumptions used for grants in the respective periods: no dividend yield; expected volatility of 70%; risk free interest rate of 2.81%; and expected life of 4.72 years. There were 496,200 option grants during the twenty six weeks ended August 2, 2003. The weighted average fair value of options granted during the twenty six weeks ended August 2, 2003 was $3.9 million. There were no options issued or granted for the thirteen and twenty six weeks ended August 3, 2002.

     In March 2003, the Financial Accounting Standards Board ("FASB") added a project to its agenda to address whether compensation paid in the form of equity instruments should be recognized and how such compensation should be measured.

3. PUBLIC OFFERING OF COMMON STOCK

     On August 1, 2003, certain stockholders of the Company completed a secondary offering of 8,222,500 shares of common stock, at a price to the public of $25.00. The Company did not receive any proceeds from the sale of shares of common stock sold by the selling stockholders. The Company incurred approximately $0.6 million in offering expenses related to the secondary offering.

                               AEROPOSTALE, INC.

     On May 21, 2002, the Company completed an initial public offering of 14,375,000 shares of common stock of which 1,875,000 and 12,500,000 shares were offered by the Company and certain selling stockholders, respectively, at a price to the public of $18.00 per share. Upon completing the offering, net proceeds of $31.4 million and $209.3 million were distributed to the Company and selling stockholders, respectively. The Company is authorized to issue 200,000,000 shares of common stock $0.01 par value, and 5,000,000 shares of undesignated preferred stock, $0.01 par value. In connection with the Company's offering, all of the Company's outstanding shares of non-voting common stock were converted into approximately 1,851,000 shares of common stock. Approximately $10.0 million of the approximately $31.4 million of the net proceeds to the Company were used to redeem all of the outstanding shares of 12 1/2% Series B redeemable preferred stock and pay all accrued and unpaid dividends thereon. The remainder of the proceeds were used for working capital, general corporate purposes and new store openings. The Company incurred a $0.1 million compensation charge in the second quarter of fiscal 2002 for a bonus for certain management stockholders in connection with the completion of the initial public offering.

     On February 27, 2002, the Company adopted the Aeropostale 2002 Long-Term Incentive Plan that became effective upon the consummation of the initial public offering. A total of 1,735,556 shares of the Company's common stock were available for issuance under the plan. All references to share information reflects a 376.328-for-1 stock split of the Company's common stock and nonvoting common stock which was approved by the Company's Board of Directors and became effective on May 10, 2002. The respective share and per share amounts and conversion ratios included in the condensed consolidated financial statements reflect the stock split for all periods presented.

     On December 21, 2001, the Company granted 565,997 options with an exercise price of $0.85 per share which was at a price less than the fair market value of $15.77 per share. The Company incurred an approximately $8.5 million equity based compensation charge as a result of the grant of these options of which $4.0 million and $0.6 million were recorded in the year ended February 2, 2002 and the thirteen weeks ended May 4, 2002, respectively. Upon the initial public offering, the Company recorded acceleration of the unamortized balance of $3.9 million in the thirteen weeks ended August 3, 2002.

4. RECENT ACCOUNTING STANDARDS

     In November 2002, the FASB issued Financial Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires certain guarantees to be recorded at fair value and requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. Generally, FIN 45 applies to certain types of financial guarantees that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or an equity security of the guaranteed party; performance guarantees involving contracts which require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement; indemnification agreements that contingently require the guarantor to make payments to an indemnified party based on changes in an underlying that is related to an asset, liability or an equity security of the indemnified party; or indirect guarantees of the indebtedness of others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements under FIN 45 are effective for financial statements ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45's scope, including guarantees issued prior to FIN 45. The Company has evaluated the accounting provisions of the interpretations and there was no material impact on the financial condition, results of operations or cash flows for the thirteen and twenty-six weeks ended

                               AEROPOSTALE, INC.

August 2, 2003. The Company has made the required disclosures in the condensed consolidated financial statements.

     In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on issues raised in EITF 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor ("EITF 02-16"). This EITF issue addresses the timing of recognition for rebates that are earned by resellers based on specified levels of purchases or over specified periods. This guidance, related to timing of recognition, is to be applied prospectively to new rebate arrangements entered into in fiscal periods beginning after January 1, 2003. This EITF issue also addresses the classification of cash consideration received from vendors in a reseller's statement of operations. The guidance related to income statement classification is to be applied in annual and interim financial statements for periods beginning after January 1, 2003. The Company has adopted this application and it did not have a material impact on the condensed consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-based Compensation -- Transition and Disclosure. The standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements for SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock based compensation. SFAS No. 148 is effective for fiscal years ending after December 31, 2002. The Company will continue to account for stock-based equity compensation using the intrinsic value method of APB Opinion No. 25. The Company is required to follow the prescribed disclosure format and have provided the additional disclosures required by SFAS No. 148 for the thirteen and twenty-six weeks ended August 2, 2003.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period after January 31, 2003, regardless of when the variable interest entity was established. The Company has evaluated the accounting provisions of the interpretations and there was no material impact on the financial condition, results of operations or cash flows for the thirteen and twenty-six weeks ended August 2, 2003, because the Company does not have any variable interest entities.

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

                               AEROPOSTALE, INC.

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

5. EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share. Basic earnings per share have been computed based upon the weighted average of common shares outstanding, after deducting preferred dividend requirements. Diluted earnings per share gives effect to outstanding stock options.

                                                  13 WEEKS ENDED      13 WEEKS ENDED
                                                  AUGUST 2, 2003      AUGUST 3, 2002
                                                 -----------------   -----------------
                                                  BASIC    DILUTED    BASIC    DILUTED
                                                 -------   -------   -------   -------
Net income (loss)..............................  $ 2,742   $ 2,742   $(1,978)  $(1,978)
Preferred stock dividends......................       --        --       (62)      (62)
                                                 -------   -------   -------   -------
Net income (loss) available for per-share
  calculation..................................  $ 2,742   $ 2,742   $(2,040)  $(2,040)
                                                 =======   =======   =======   =======
Average shares of common stock outstanding.....   36,027    36,027    34,568    34,568
Dilutive stock options.........................       --     2,736        --          (a)
                                                 -------   -------   -------   -------
Total average equivalent shares................   36,027    38,763    34,568    34,568
                                                 =======   =======   =======   =======
Per Common Share:
Net income (loss)..............................  $  0.08   $  0.07   $ (0.06)  $ (0.06)
                                                 =======   =======   =======   =======

---------------

(a) Options to purchase 3,565 shares were not included in the computation of dilutive shares because of their anti dilutive effect.

                               AEROPOSTALE, INC.

                                                          26 WEEKS ENDED      26 WEEKS ENDED
                                                          AUGUST 2, 2003      AUGUST 3, 2002
                                                         -----------------   -----------------
                                                          BASIC    DILUTED    BASIC    DILUTED
                                                         -------   -------   -------   -------
Net income (loss)......................................  $ 4,854   $ 4,854   $(1,386)  $(1,386)
Preferred stock dividends..............................       --        --      (362)     (362)
                                                         -------   -------   -------   -------
Net income (loss) available for per-share
  calculation..........................................  $ 4,854   $ 4,854   $(1,748)  $(1,748)
                                                         =======   =======   =======   =======
Average shares of common stock outstanding.............   35,724    35,724    33,610    33,610
Dilutive stock options.................................       --     2,893        --          (b)
                                                         -------   -------   -------   -------
Total average equivalent shares........................   35,724    38,617    33,610    33,610
                                                         =======   =======   =======   =======
Per Common Share:
Net income (loss)......................................  $  0.14   $  0.13   $ (0.05)  $ (0.05)
                                                         =======   =======   =======   =======

---------------

(b) Options to purchase 3,683 shares were not included in the computation of dilutive shares because of their anti dilutive effect.

6. REVOLVING CREDIT FACILITY

     The Company has a revolving credit agreement, as amended, with a bank under which the Company may borrow or obtain letters of credit up to an aggregate of $55 million (the "Credit Facility"), with letters of credit having a sub-limit of $15 million. The facility matures by its terms on July 31, 2004. Indebtedness under the Credit Facility is collateralized by the assets of the Company. Borrowings under the Credit Facility bear interest, at the Company's option, either at (a) the lender's prime rate or (b) the Euro Dollar Rate plus 1.50% to 2.00%, depending on excess availability. Additionally, the Company must pay commitment fees on any unused portion of the Credit Facility at an annualized rate of 0.375 percent of the difference between the unused portion and borrowings (including outstanding letters of credit) at the preceding month-end. In connection with the Credit Facility, the Company incurred a one-time financing fee of $0.2 million, which is being amortized over the term of the Credit Facility. Such amount is recorded as additional interest expense. At August 2, 2003 and February 1, 2003, the Company had $0 in borrowings outstanding and had not issued any stand-by or commercial letters of credit. At August 2, 2003, the Company was in compliance with the financial covenants of the credit facility, that require the Company to achieve certain earnings before interest, income taxes, depreciation and amortization ("EBITDA" as defined in the Agreement) amounts and capital spending limitations.

7. GUARANTEES

     The Company has not provided any financial guarantees as of August 2, 2003.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2003. As disclosed in Note 1 of the Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, actual results will differ from those estimates. The Company evaluates its estimates and judgments on an ongoing basis and predicates those estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances. Actual results will differ from these under different assumptions or conditions.

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

RESULTS OF OPERATIONS

     The following table sets forth our results of operations expressed as a percentage of total net sales for the period indicated:

                                         13 WEEKS ENDED                    26 WEEKS ENDED
                                 -------------------------------   -------------------------------
                                 AUGUST 3, 2003   AUGUST 2, 2002   AUGUST 3, 2003   AUGUST 2, 2002
                                 --------------   --------------   --------------   --------------
                                  (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Net sales......................      100.0%           100.0%           100.0%           100.0%
Gross profit...................       27.4             26.7             27.2             27.5
Selling, general and
  administrative expenses......       24.1             30.4             24.1             28.9
Income (loss) from
  operations...................        3.3             (3.7)             3.1             (1.4)
Interest (income), net.........       (0.2)              --             (0.2)              --
Income (loss) before income
  taxes........................        3.5             (3.7)             3.3             (1.3)
Provision (benefit) for income
  taxes........................        1.3             (1.5)             1.3             (0.5)
Net income (loss)..............        2.1%            (2.2)%            2.0%            (0.8)%

  Thirteen weeks ended August 2, 2003 (unaudited) compared to thirteen weeks ended August 3, 2002 (unaudited).

     Net sales. Our net sales for the thirteen weeks ended August 2, 2003 increased to approximately $129.9 million from approximately $90.1 million for the thirteen weeks ended August 3, 2002, an increase of approximately $39.8 million. Of this increase, comparable store sales contributed approximately $7.5 million and non-comparable store sales contributed approximately $32.3 million. Comparable store sales increased by 9.2% for the thirteen weeks ended August 2, 2003, compared to an increase of 11.2% in comparable store sales in the thirteen weeks ended August 3, 2002. This increase was primarily due to higher comparable sales in the young women's and accessories categories. The increase in non-comparable store sales was primarily due to 92 net new stores open at the end of the thirteen weeks ended August 2, 2003 as compared to the prior period.

     Gross profit. Our gross profit dollars increased approximately $11.5 million in the thirteen weeks ended August 2, 2003 to approximately $35.6 million from approximately $24.1 million for the thirteen weeks ended August 3, 2002. As a percentage of net sales, gross profit increased to 27.4% from 26.7% during these periods due to the equity based compensation charge of approximately $0.8 million or 0.9% of net sales recorded in the thirteen weeks ended August 3, 2002. The remaining change in gross profit is primarily attributable to a decrease in our merchandise margins primarily in the young women's and young men's category, partially offset by the leveraging of occupancy and warehousing costs.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased approximately $3.9 million for the thirteen weeks ended August 2, 2003 to approximately $31.3 million from approximately $27.4 million for the thirteen weeks ended August 3, 2002. As a percent of net sales, selling, general and administrative expenses decreased to 24.1% from 30.4% during these periods due to the equity based compensation charge of approximately $3.0 million or 3.3% of net sales in the thirteen weeks ended August 3, 2002. The remaining change was attributable to a decrease in incentive bonus programs and a decrease in marketing expenses.

     Interest income, net. Our net interest income for the thirteen weeks ended August 2, 2003 was approximately $0.3 million compared to net interest income of approximately $19,000 for the thirteen weeks ended August 3, 2002. The increase is attributable to higher cash balances for the thirteen weeks ended August 2, 2003 compared to the thirteen weeks ended August 3, 2002.

     Income taxes. Our effective tax rate of 39.0% for the thirteen weeks ended August 2, 2003 compares to an effective tax rate of 40.0% for the thirteen weeks ended August 3, 2002. This decrease was due to a reduction in our effective state tax rate.

     Net income (loss). Our net income was approximately $2.7 million for the thirteen weeks August 2, 2003 compared to a net loss of approximately $(2.0) million in the thirteen weeks ended August 3, 2002.

  Twenty-six weeks ended August 2, 2003 (unaudited) compared to twenty-six weeks ended August 3, 2002 (unaudited).

     Net sales. Our net sales for the twenty-six weeks ended August 2, 2003 increased to approximately $242.2 million from approximately $175.3 million for the twenty-six weeks ended August 3, 2002, an increase of approximately $66.9 million. Of this increase, comparable store sales contributed approximately $9.0 million and non-comparable store sales contributed approximately $57.9 million. Comparable store sales increased by 5.5% for the twenty-six weeks ended August 2, 2003, compared to an increase of 16.4% in comparable store sales in the twenty-six weeks ended August 3, 2002. This increase was primarily due to higher comparable sales in the young women's and accessories categories. The increase in non-comparable store sales was primarily due to 92 net new stores open at the end of the twenty-six weeks ended August 2, 2003 as compared to the prior period.

     Gross profit. Our gross profit dollars increased approximately $17.6 million in the twenty-six weeks ended August 2, 2003 to approximately $65.8 million from approximately $48.2 million for the twenty-six weeks ended August 3, 2002. As a percentage of net sales, gross profit decreased to 27.2% from 27.5% during these periods. The decrease is primarily attributable to a decrease in our merchandise margins in the young women's and young men's category of approximately 1.3% due to an increase in promotional activity, which was partially offset by an approximately 0.4% related to the leveraging of occupancy costs. Additionally, we had an equity based compensation charge of approximately $1.0 million or 0.5% of net sales in the twenty-six weeks ended August 3, 2002.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased approximately $7.7 million for the twenty-six weeks ended August 2, 2003 to approximately $58.3 million from approximately $50.6 million for the twenty-six weeks ended August 3, 2002. As a percent of net sales, selling, general and administrative expenses decreased to 24.1% from 28.9% during these periods due to the equity based compensation charge of approximately $3.5 million or 2.0% of net sales in the twenty-six weeks ended August 3, 2002. The remaining change was attributable to a decrease in incentive bonus programs and a decrease in marketing expenses.

     Interest income, net. Our net interest income for the twenty-six weeks ended August 2, 2003 was approximately $0.4 million compared to net interest income of approximately $69,000 for the twenty-six weeks ended August 3, 2002. The increase is attributable to higher cash balances for the twenty-six weeks ended August 2, 2003 compared to the twenty-six weeks ended August 3, 2002.

     Income taxes. Our effective tax rate of 39.0% for the twenty-six weeks ended August 2, 2003 compares to an effective tax rate of 40.0% for the twenty-six weeks ended August 3, 2002. This decrease was due to a reduction in our effective state tax rate.

     Net income (loss). Our net income was approximately $4.9 million for the twenty-six weeks August 2, 2003 compared to a net loss of approximately $(1.4) million in the twenty-six weeks ended August 3, 2002.

    Liquidity and Capital Resources

     Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores, and the investment in our information systems. Historically, these cash requirements have been met through cash flow from operations and borrowings under our credit facility with Fleet Retail Finance, Inc. At August 2, 2003, we had working capital of approximately $97.4 million.

     During the twenty-six weeks ended August 2, 2003, our net cash provided by operations was approximately $10.4 million.

     Our cash provided by operations was generated by an increase in accounts payable, accrued expenses, and other liabilities partly offset by an increase up of inventory for the back to school season.

     Our cash used in investing activities for the twenty-six weeks ended August 2, 2003 was entirely used for capital expenditures. These expenditures, consisting primarily of the construction of new stores, remodeling of existing stores and investments in technology, were approximately $22.0 million for the twenty-six weeks ended August 2, 2003. Our future capital requirements will depend primarily on the number of new stores we open and the number of existing stores we remodel and the timing of these expenditures. We opened 61 new stores in the twenty-six weeks ended August 2, 2003, and expect to open approximately 90 stores in fiscal 2003. Projected capital expenditures are approximately $36.4 million, to be used primarily to fund new store openings, the remodeling of existing stores and technology investments. Historically, we have financed such capital expenditures with cash from operations and borrowings under our credit facility. We believe that we will continue to finance capital expenditures in this manner during fiscal 2003.

     In the twenty-six weeks ended August 2, 2003, we had a net decrease in cash and cash equivalents of approximately $11.3 million. Our secured revolving credit facility with Fleet, as agent, provides us with up to $55 million based upon our inventory balances, seasonal advance rates and third party credit card balances. Borrowings bear interest at our option at either the rate per annum at which deposits on U.S. dollars are offered to Fleet in the Eurodollar market, referred to as the Eurodollar rate, plus 1.50% to 2.00% or the base rate announced from time to time by Fleet, dependent upon excess availability. As of August 2, 2003, there was no balance under the revolving credit facility. The revolving credit facility contains financial performance and capital expense covenants, and has a termination date of July 2004. There are fees for early termination. The revolving credit facility contains a minimum EBITDA covenant, tested monthly. The facility also contains a maximum capital expenditures covenant, tested quarterly.

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

     As of August 2, 2003 we had approximately $76.2 million in cash available to fund operations and future store growth. In addition, we had approximately $55.0 million available for borrowings under our credit facility as of August 2, 2003, which availability is limited by the credit facility's borrowing base collateral requirements. In general, the borrowing base equals a seasonally adjusted percentage of the retail value of our inventory and 80% of our third party credit card balances. We believe that cash flows from operations, our current cash balance and funds available under our revolving credit facility will be sufficient to meet our working capital needs and planned capital expenditures for fiscal 2003.

     Contractual Obligations and Commercial Commitments

     The following tables summarize our contractual obligations and commercial commitments as of August 2, 2003:

                                                                   PAYMENTS DUE
                                     ------------------------------------------------------------------------
                                         WITHIN           WITHIN            WITHIN               AFTER
                                        6 MONTHS         12 MONTHS         12 MONTHS           12 MONTHS
                                      ENDED FISCAL     ENDED FISCAL      ENDED FISCAL        ENDED FISCAL
                           TOTAL          2003         2004 AND 2005     2006 AND 2007           2008
                          --------   --------------   ---------------   ---------------   -------------------
                                                      (IN THOUSANDS)
Contractual Obligations
  Employment
  contracts.............  $  1,600      $   650           $   950           $    --            $     --
  Merchandise
     agreement..........     2,888          495             1,980               413                  --
  Operating leases......   271,297       16,926            71,283            62,936             120,152
                          --------      -------           -------           -------            --------
  Total contractual
     obligations........  $275,785      $18,071           $74,213           $63,349            $120,152
                          ========      =======           =======           =======            ========

     There were no commercial commitments outstanding as of August 2, 2003.

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

     Cautionary Note Regarding Forward-Looking Statements and Risk Factors

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve certain risks and uncertainties, including statements regarding the company's strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. All forward looking statements included in this quarterly report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made. Such uncertainties and other risks are discussed in the Company's Registration Statement on Form S-3, originally filed with the Securities and Exchange Commission on June 22, 2003.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company, in the normal course of doing business, is theoretically exposed to risks inherent in interest rate fluctuations. As borrowing patterns are seasonal, the Company is not dependent on borrowing for the entire year. Therefore, a sudden increase in interest rates (which under the Loan Agreement is dependent on the prime rate) may, during peak borrowing, have a negative impact on short-term results.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Explanation of disclosure controls and procedures: The Company, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information it is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information that it is required to disclose in the reports that it files under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors and there can, therefore, be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

     (b) Changes in internal controls: During the period covered by this quarterly report, there have been no changes to the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                    PART II.

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) In accordance with the Company's notice and proxy statement dated May 9, 2003, the Company held its 2002 Annual Meeting of Stockholders on June 11, 2003. Holders of 33,366,463 shares of the Company's common stock were present in person or by proxy representing approximately 93% of the Company's 35,660,870 shares outstanding on the record date. The matters set forth in the paragraphs below were submitted to a vote of the Company's stockholders.

     (b) The following persons were elected as members of the Board of Directors to serve a term of one year and until their successors shall have been duly elected and qualified.

NAME OF NOMINEE                                       VOTE FOR    VOTES WITHHELD
---------------                                      ----------   --------------
Julian R. Geiger...................................  28,783,770     4,582,693
John S. Mills......................................  33,218,072       148,391
Bodil Arlander.....................................  33,267,697        98,766
Mary Elizabeth Burton..............................  32,893,280       473,183
David Edwab........................................  32,843,755       523,708
John D. Howard.....................................  33,267,697        98,766
David H. Glaser....................................  33,267,697        98,766
Douglas R. Korn....................................  33,267,697        98,766
Richard Metrick....................................  33,267,697        98,766
Richard L. Perkal..................................  33,267,747        98,716
David B. Vermylen..................................  32,893,480       472,983

     (c) The reappointment of Deloitte and Touche LLP as the Company's independent auditors for fiscal 2003 was recommended by the Company's Board of Directors and was approved by a majority of the shares voted as follows:

VOTES FOR    VOTES AGAINST   ABSTENTIONS
----------   -------------   -----------
32,297,697     1,067,027        1,739

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

        31.1 Certification by Julian R. Geiger, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification by Michael J. Cunningham, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification by Michael J. Cunningham pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K:

        1. The Registrant's Current Report on Form 8-K, dated July 9, 2003, related to monthly historical net sales.

        2. The Registrant's Current Report on Form 8-K, dated June 4, 2003, related to monthly historical net sales.

        3. The Registrant's Current Report on Form 8-K, dated May 22, 2003, related to second quarter earnings.

        4. The Registrant's Current Report on Form 8-K, dated May 7, 2003, related to monthly historical net sales.

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

Dated: September 9, 2003