Form 10-Q
period 2003-11-01
AEROPOSTALE INC
filed 2003-12-09
CIK 1168213

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



             FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 2003



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

     As of December 1, 2003, the registrant had 37,497,721 shares of common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION.........................................    2
  Item
     1.   Condensed Consolidated Financial Statements (unaudited).....    2
          Condensed Consolidated Balance Sheets as of November 1, 2003
          and February 1, 2003........................................    2
          Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended November 1, 2003 and November 2,
          2002........................................................    3
          Condensed Consolidated Statements of Cash Flows for the
          thirty-nine weeks ended November 1, 2003....................    4
          Notes to the Condensed Consolidated Financial Statements....    5
  Item
     2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   10
  Item
     3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   15
  Item
     4.   Controls and Procedures.....................................   15

PART II. OTHER INFORMATION............................................   16
  Item
     1.   Legal Proceedings...........................................   16
  Item
     2.   Changes in Securities and Use of Proceeds...................   16
  Item
     3.   Defaults Upon Senior Securities.............................   16
  Item
     4.   Submission of Matters to a Vote of Security Holders.........   16
  Item
     5.   Other Information...........................................   16
  Item
     6.   Exhibits and Reports on Form 8-K............................   16
SIGNATURES............................................................   17
Certifications........................................................

                             FINANCIAL INFORMATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               AEROPOSTALE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              NOVEMBER 1,   FEBRUARY 1,
                                                                 2003          2003
                                                              -----------   -----------
                                                              (UNAUDITED)       (1)
                                                                   (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 78,529      $ 87,475
  Merchandise inventory.....................................    113,447        46,645
  Other current assets......................................     17,630        10,669
                                                               --------      --------
     Total current assets...................................    209,606       144,789
FIXTURES, EQUIPMENT AND IMPROVEMENTS -- Net.................     92,326        69,448
OTHER ASSETS................................................      9,528         8,795
                                                               --------      --------
       TOTAL ASSETS.........................................   $311,460      $223,032
                                                               ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Revolving credit facility.................................   $     --      $     --
  Accounts payable..........................................     54,350        17,954
  Accrued expenses..........................................     35,816        40,044
                                                               --------      --------
     Total current liabilities..............................     90,166        57,998
OTHER NONCURRENT LIABILITIES................................     49,109        37,075
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock -- par value, $0.01 per share; 200,000 shares authorized, 37,374 and 35,306 shares issued and
     outstanding............................................        374           353
  Additional paid-in capital................................     59,130        41,657
  Retained earnings.........................................    112,681        85,949
                                                               --------      --------
     Total stockholders' equity.............................    172,185       127,959
                                                               --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........   $311,460      $223,032
                                                               ========      ========

---------------

Note (1) Balance sheet derived from audited consolidated financial statements

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                 13 WEEKS      13 WEEKS      39 WEEKS      39 WEEKS
                                                   ENDED         ENDED         ENDED         ENDED
                                                NOVEMBER 1,   NOVEMBER 2,   NOVEMBER 1,   NOVEMBER 2,
                                                   2003          2002          2003          2002
                                                -----------   -----------   -----------   -----------
                                                                     (UNAUDITED)
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET SALES.....................................   $220,071      $169,210      $462,226      $344,481
COST OF SALES.................................    146,149       118,308       322,472       245,336
                                                 --------      --------      --------      --------
  Gross profit................................     73,922        50,902       139,754        99,145
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES....................................     38,123        25,774        96,432        76,397
                                                 --------      --------      --------      --------
INCOME FROM OPERATIONS........................     35,799        25,128        43,322        22,748
INTEREST (INCOME) EXPENSE -- Net..............        (65)          126          (499)           57
                                                 --------      --------      --------      --------
INCOME BEFORE INCOME TAXES....................     35,864        25,002        43,821        22,691
PROVISION FOR INCOME TAXES....................     13,986        10,001        17,089         9,076
                                                 --------      --------      --------      --------
NET INCOME....................................   $ 21,878      $ 15,001      $ 26,732      $ 13,615
                                                 ========      ========      ========      ========
BASIC NET INCOME PER COMMON SHARE.............   $   0.59      $   0.43      $   0.74      $   0.39
                                                 ========      ========      ========      ========
DILUTED NET INCOME PER COMMON SHARE...........   $   0.56      $   0.39      $   0.69      $   0.35
                                                 ========      ========      ========      ========
Basic weighted average shares outstanding.....     37,174        35,104        36,208        34,108
                                                 ========      ========      ========      ========
Diluted weighted average shares outstanding...     39,169        38,396        38,801        37,661
                                                 ========      ========      ========      ========

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   39 WEEKS ENDED
                                                              -------------------------
                                                              NOVEMBER 1,   NOVEMBER 2,
                                                                 2003          2002
                                                              -----------   -----------
                                                                     (UNAUDITED)
                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $ 26,732      $ 13,615
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
     Depreciation and amortization..........................      8,622         5,974
     Amortization of tenant allowances and above market
      leases................................................     (3,311)       (2,373)
     Equity based compensation charge.......................         --         4,473
     Deferred rent, net.....................................      1,120         1,786
     Tax effect of non-qualified stock options..............     17,022         2,390
     Pension expense........................................        489           375
     Changes in operating assets and liabilities:
       Merchandise inventory................................    (66,802)      (61,505)
       Other current assets.................................     (6,961)       (9,259)
       Other assets.........................................       (783)          176
       Accounts payable.....................................     36,396        12,068
       Accrued expenses and other liabilities...............      9,508         4,925
                                                               --------      --------
          Net cash provided by (used in) operating
            activities......................................     22,032       (27,355)
                                                               --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixtures, equipment and improvements.........    (31,387)      (27,532)
                                                               --------      --------
     Cash used in investing activities......................    (31,387)      (27,532)
                                                               --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised...................................        472           230
  Deferred financing charges................................        (63)         (220)
  Net proceeds from initial public offering.................         --        31,388
  Offering costs related to initial public offering.........         --        (1,981)
  Redemption and payment of dividends on preferred stock....         --        (9,979)
  Net borrowings under revolving credit facility............         --         1,857
                                                               --------      --------
     Cash provided by financing activities..................        409        21,295
                                                               --------      --------
DECREASE IN CASH AND CASH EQUIVALENTS.......................     (8,946)      (33,592)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............     87,475        44,958
                                                               --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................   $ 78,529      $ 11,366
                                                               ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid.........................................   $  6,672      $ 13,826
                                                               ========      ========
  Interest expense paid.....................................   $    211      $    245
                                                               ========      ========
SIGNIFICANT NONCASH INVESTING AND FINANCING TRANSACTIONS:
  Accrued dividends on Series B Redeemable Preferred
     Stock..................................................   $     --      $    362
                                                               --------      --------

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AMOUNTS IN THOUSANDS, EXCEPT SHARE, PER SHARE AND STORE DATA)

1. BASIS OF PRESENTATION

     Aeropostale, Inc. (together with its wholly-owned subsidiary, Aeropostale West, Inc., the "Company" or "Aeropostale") is a mall-based specialty retailer of casual apparel and accessories for young women and young men. The Company provides customers with a focused selection of high-quality, active-oriented, fashion basic merchandise at compelling values. Aeropostale maintains complete control over its proprietary brand by designing and sourcing all of its merchandise. The Company's products can be purchased only in its stores, or organized sales events at college campuses. The average store size of approximately 3,500 square feet is generally smaller than that of its mall-based competitors and the Company believes that this enables it to achieve higher sales productivity and project a sense of activity and excitement. As of November 1, 2003, the Company operated 460 stores in 41 states.

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

                                             13 WEEKS ENDED              39 WEEKS ENDED
                                        -------------------------   -------------------------
                                        NOVEMBER 1,   NOVEMBER 2,   NOVEMBER 1,   NOVEMBER 2,
                                           2003          2002          2003          2002
                                        -----------   -----------   -----------   -----------
Net income:
  As reported.........................    $21,878       $15,001       $26,732       $13,615
  Deduct: total stock based
     compensation expense determined
     under the fair value method, net
     of taxes.........................       (103)          (12)         (270)          (32)
                                          -------       -------       -------       -------
  Pro-forma...........................    $21,775       $14,989       $26,462       $13,583
                                          =======       =======       =======       =======
Basic net income per share:
  As reported.........................    $  0.59       $  0.43       $  0.74       $  0.39
  Deduct: total stock based
     compensation expense determined
     under the fair value method, net
     of taxes.........................         --            --          (.01)           --
                                          -------       -------       -------       -------
  Pro-forma...........................    $  0.59       $  0.43       $  0.73       $  0.39
                                          =======       =======       =======       =======
Diluted net income per share:
  As reported.........................    $  0.56       $  0.39       $  0.69       $  0.35
  Deduct: total stock based
     compensation expense determined
     under the fair value method, net
     of taxes.........................         --            --         (0.01)           --
                                          -------       -------       -------       -------
  Pro-forma...........................    $  0.56       $  0.39       $  0.68       $  0.35
                                          =======       =======       =======       =======

     The weighted average fair value of the Company's stock options was calculated using the Black-Scholes Option Pricing Model with the following weighted average assumptions used for grants in the thirty-nine weeks ended November 1, 2003: no dividend yield; expected volatility of 70%; risk free interest rate of 2.81%; and expected life of 4.7 years. There were 496,200 option grants during the thirty-nine weeks ended November 1, 2003. The weighted average fair value of options granted during the thirty-nine weeks ended November 1, 2003 was $3.9 million. During the thirteen weeks ended November 1, 2003, there were 10,000 options granted. The weighted average fair value of options granted during the thirteen weeks ended November 1, 2003 was $0.1 million.

     In March 2003, the Financial Accounting Standards Board ("FASB") added a project to its agenda to address whether compensation paid in the form of equity instruments should be recognized and how such compensation should be measured.

3. PUBLIC OFFERING OF COMMON STOCK

     On August 1, 2003, certain stockholders of the Company completed a secondary offering of 8,222,500 shares of common stock, at a price to the public of $25.00. The Company did not receive any proceeds from the sale of shares of common stock sold by the selling stockholders. The Company incurred $0.6 million in offering expenses related to the secondary offering.

     On May 21, 2002, the Company completed an initial public offering of 14,375,000 shares of common stock of which 1,875,000 and 12,500,000 shares were offered by the Company and certain selling stockholders, respectively, at a price to the public of $18.00 per share. Upon completing the offering, net

                               AEROPOSTALE, INC.

proceeds of $31.4 million and $209.3 million were distributed to the Company and selling stockholders, respectively. The Company is authorized to issue 200,000,000 shares of common stock $0.01 par value, and 5,000,000 shares of undesignated preferred stock, $0.01 par value. In connection with the Company's offering, all of the Company's outstanding shares of non-voting common stock were converted into approximately 1,851,000 shares of common stock. Approximately $10.0 million of the $31.4 million of the net proceeds to the Company were used to redeem all of the outstanding shares of 12 1/2% Series B redeemable preferred stock and pay all accrued and unpaid dividends thereon. The remainder of the proceeds were used for working capital, general corporate purposes and new store openings. The Company incurred a $0.1 million compensation charge in the second quarter of fiscal 2002 for a bonus for certain management stockholders in connection with the completion of the initial public offering.

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

     On December 21, 2001, the Company granted 565,997 options with an exercise price of $0.85 per share which was at a price less than the fair market value of $15.77 per share. The Company incurred an $8.5 million equity based compensation charge as a result of the grant of these options of which $4.0 million and $0.6 million were recorded in the year ended February 2, 2002 and the thirteen weeks ended May 4, 2002, respectively. Upon the initial public offering, the Company recorded acceleration of the unamortized balance of $3.9 million in the thirteen weeks ended August 3, 2002.

4. RECENT ACCOUNTING STANDARDS

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-based Compensation -- Transition and Disclosure. The standard provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements for SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock based compensation. SFAS No. 148 is effective for fiscal years ending after December 31, 2002. The Company will continue to account for stock-based equity compensation using the intrinsic value method of APB Opinion No. 25. The Company is required to follow the prescribed disclosure format and has provided the additional disclosures required by SFAS No. 148 for the thirteen and thirty-nine weeks ended November 1, 2003.

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, with the objective of improving financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the "primary beneficiary" of that entity. FIN 46 also requires disclosures

                               AEROPOSTALE, INC.

about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46 apply to existing entities in the first fiscal year or interim period after January 31, 2003, regardless of when the variable interest entity was established. The Company has evaluated the accounting provisions of the interpretations and there was no material impact on the financial condition, results of operations or cash flows for the thirteen and thirty-nine weeks ended November 1, 2003, because the Company does not have any variable interest entities.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. We believe this statement will have no impact on our condensed consolidated balance sheet and statement of income.

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

                                                  13 WEEKS ENDED      13 WEEKS ENDED
                                                 NOVEMBER 1, 2003    NOVEMBER 2, 2002
                                                 -----------------   -----------------
                                                  BASIC    DILUTED    BASIC    DILUTED
                                                 -------   -------   -------   -------
Net income available for per-share
  calculation..................................  $21,878   $21,878   $15,001   $15,001
                                                 =======   =======   =======   =======
Weighted average shares of common stock
  outstanding..................................   37,174    37,174    35,104    35,104
Dilutive stock options.........................       --     1,995        --     3,292
                                                 -------   -------   -------   -------
Total average equivalent shares................   37,174    39,169    35,104    38,396
                                                 =======   =======   =======   =======
Net income per common share....................  $  0.59   $  0.56   $  0.43   $  0.39
                                                 =======   =======   =======   =======

                               AEROPOSTALE, INC.

                                                  39 WEEKS ENDED      39 WEEKS ENDED
                                                 NOVEMBER 1, 2003    NOVEMBER 2, 2002
                                                 -----------------   -----------------
                                                  BASIC    DILUTED    BASIC    DILUTED
                                                 -------   -------   -------   -------
Net income.....................................  $26,732   $26,732   $13,615   $13,615
Preferred stock dividends......................       --        --      (362)     (362)
                                                 -------   -------   -------   -------
Net income available for per-share
  calculation..................................  $26,732   $26,732   $13,253   $13,253
                                                 =======   =======   =======   =======
Weighted average shares of common stock
  outstanding..................................   36,208    36,208    34,108    34,108
Dilutive stock options.........................       --     2,593        --     3,553
                                                 -------   -------   -------   -------
Total average equivalent shares................   36,208    38,801    34,108    37,661
                                                 =======   =======   =======   =======
Net income per common share....................  $  0.74   $  0.69   $  0.39   $  0.35
                                                 =======   =======   =======   =======

6. REVOLVING CREDIT FACILITY

     During the thirteen weeks ended November 1, 2003, the Company amended its loan and security agreement with Fleet Retail Finance Inc. Under the Amended and Restated Loan and Security agreement, the Company may borrow or obtain letters of credit up to an aggregate of $25 Million (the "Credit Facility") with letters of credit having a sub-limit of $15 million. The Credit Facility matures on September 30, 2005. The maximum borrowing availability under the Credit Facility of $25 million is a reduction of $30 million from amounts previously available under the Credit Facility. The Company elected to reduce its Credit Facility by $30 million based upon its current cash balances and projections for its future cash flows. Under the Credit Facility, the Company will realize cost savings due to lower loan commitment fees. Indebtedness under the Credit Facility is collateralized by the assets of the Company. Borrowings under the Credit Facility bear interest at the Company's option, either at (a) the lender's prime rate or (b) the Euro Dollar Rate plus 1.25% to 1.75%, depending upon the Company's financial performance. Additionally, the Company must pay commitment fees on any unused portion of the Credit Facility at an annualized rate of 0.375% on the difference between the loan aggregate of $25 million and the borrowings (including outstanding letters of credit) at the preceding month-end. In connection with the Credit Facility, the Company incurred a one-time financing fee of $0.1 million, which is being amortized over the term of the Credit Facility. Such amount is recorded as additional interest expense. There are no covenants in the Credit Facility requiring the Company to achieve certain earnings levels and there are no capital spending limitations. There are certain negative covenants under the Credit Facility, including but not limited to, limitations on the Company's ability to incur other indebtedness or encumber its assets. Additionally, the Company is required to maintain a ratio of 2:1 for the value of the Company's inventory to the amount of the loans under the Credit Facility. As of November 1, 2003, the Company was in compliance with all covenants under the Credit Facility. On November 1, 2003 and February 1, 2003, the Company had $0 in borrowings outstanding under the Credit Facility and no stand-by or commercial letters of credit had been issued under the Credit Facility.

7. GUARANTEES

     The Company has not provided any financial guarantees as of November 1, 2003.

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

     Interest income, net. Interest income, net of interest expense, includes interest relating to our cash balances.

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

     Finite-lived assets. In evaluating the fair value and future benefits of finite-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related finite-lived assets and reduce their carrying value by the excess, if any, of the result of such calculation. We believe at this time that the finite-lived assets' carrying values and useful lives continues to be appropriate. Further adverse changes in market conditions or poor operating results of underlying investments could result in an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

RESULTS OF OPERATIONS

     The following table sets forth our result of operations expressed as a percentage of total net sales for the period indicated:

                                                13 WEEKS ENDED              39 WEEKS ENDED
                                           -------------------------   -------------------------
                                           NOVEMBER 1,   NOVEMBER 2,   NOVEMBER 1,   NOVEMBER 2,
                                              2003          2002          2003          2002
                                           -----------   -----------   -----------   -----------
                                           (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
Net sales................................     100.0%        100.0%        100.0%        100.0%
Gross profit.............................      33.6          30.1          30.2          28.8
Selling, general and administrative
  expenses...............................      17.3          15.2          20.9          22.2
Income from operations...................      16.3          14.9           9.4           6.6
Interest (income) expense, net...........        --           0.1          (0.1)           --
Income before income taxes...............      16.3          14.8           9.5           6.6
Provision for income taxes...............       6.4           5.9           3.7           2.6
Net income...............................       9.9%          8.9%          5.8%          4.0%

  Thirteen weeks ended November 1, 2003 (unaudited) compared to thirteen weeks ended November 2, 2002 (unaudited).

     Net sales. Our net sales for the thirteen weeks ended November 1, 2003 increased to $220.1 million from $169.2 million for the thirteen weeks ended November 2, 2002, an increase of $50.9 million. Of this increase, comparable store sales contributed $7.8 million and non-comparable store sales contributed $43.1 million. Comparable store sales increased by 5.2% for the thirteen weeks ended November 1, 2003, compared to an increase of 5.0% in comparable store sales in the thirteen weeks ended November 2, 2002. This current period increase was primarily due to higher comparable sales in the young women's and accessories categories, offset by a decrease in the young men's category. The increase in non-comparable store sales was primarily due to a net increase of 95 new stores open at the end of the thirteen weeks ended November 1, 2003 as compared to the prior period.

     Gross profit. Our gross profit dollars increased $23.0 million in the thirteen weeks ended November 1, 2003 to $73.9 million from $50.9 million for the thirteen weeks ended November 2, 2002. As a percentage of net sales, gross profit increased to 33.6% from 30.1% during these periods. The increase in gross profit is primarily attributable to an increase in our merchandise margins in the young men's category of 2.4% due to fewer markdowns as a result of an improved inventory position as compared to the prior period. The remaining increase is attributable to 0.8% leveraging of occupancy costs and 0.4% attributable to efficiencies realized in our warehouse and distribution processes.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased $12.3 million for the thirteen weeks ended November 1, 2003 to $38.1 million from $25.8 million for the thirteen weeks ended November 2, 2002. As a percent of net sales, selling, general and administrative expenses increased to 17.3% from 15.2%. The increase in selling, general and administrative expenses is primarily attributable to 2.0% increase in incentive bonus programs, 0.4% increase in general operating costs and 0.4% increase in payroll related costs selling, offset by 0.7% decrease in marketing expenses.

     Interest income, net. Our net interest income for the thirteen weeks ended November 1, 2003 was $0.1 million compared to net interest expense of $0.1 million for the thirteen weeks ended November 2,

2002. The increase is attributable to higher cash balances for the thirteen weeks ended November 1, 2003 compared to net borrowings for the thirteen weeks ended November 2, 2002.

     Income taxes. Our effective tax rate of 39.0% for the thirteen weeks ended November 1, 2003 compares to an effective tax rate of 40.0% for the thirteen weeks ended November 2, 2002. This decrease was due to a reduction in our effective state tax rate.

     Net income. Our net income was $21.9 million for the thirteen weeks November 1, 2003 compared to net income of $15.0 million in the thirteen weeks ended November 2, 2002.

  Thirty-nine weeks ended November 1, 2003 (unaudited) compared to thirty-nine weeks ended November 2, 2002 (unaudited).

     Net sales. Our net sales for the thirty-nine weeks ended November 1, 2003 increased to $462.2 million from $344.5 million for the thirty-nine weeks ended November 2, 2002, an increase of $117.7 million. Of this increase, comparable store sales contributed $16.8 million and non-comparable store sales contributed $100.9 million. Comparable store sales increased by 5.4% for the thirty-nine weeks ended November 1, 2003, compared to an increase of 10.8% in comparable store sales in the thirty-nine weeks ended November 2, 2002. This current period increase was primarily due to higher comparable sales in the young women's and accessories categories. The increase in non-comparable store sales was primarily due to a net increase of 95 new stores open at the end of the thirty-nine weeks ended November 1, 2003 as compared to the prior period.

     Gross profit. Our gross profit dollars increased $40.7 million in the thirty-nine weeks ended November 1, 2003 to $139.8 million from $99.1 million for the thirty-nine weeks ended November 2, 2002. As a percentage of net sales, gross profit increased to 30.2% from 28.8% during these periods. Included in cost of sales for the thirty-nine weeks ended November 2, 2002 is a charge of $1.0 million or 0.3% related to equity based compensation. The remaining increase in gross profit is primarily attributable to an increase in our merchandise margins in the young men's category of 0.5% due to fewer markdowns as compared to the prior period, 0.5% leveraging of occupancy costs and 0.3% attributable to efficiencies realized in our warehouse and distribution process offset by 0.2% increase in depreciation and buying costs.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased $20.0 million for the thirty-nine weeks ended November 1, 2003 to $96.4 million from $76.4 million for the thirty-nine weeks ended November 2, 2002. As a percent of net sales, selling, general and administrative expenses decreased to 20.9% from 22.2%. Included in selling, general and administrative expenses for the thirty-nine weeks ended November 2, 2002 is a charge of $3.5 million or 1.0% related to equity based compensation. The remaining decrease was primarily attributable to 0.8% decrease in marketing expenses, offset by 0.4% increase in general operating costs and 0.2% increase in incentive bonus programs.

     Interest income, net. Our net interest income for the thirty-nine weeks ended November 1, 2003 was $0.5 million compared to net interest expense of $0.1 million for the thirty-nine weeks ended November 2, 2002. The increase is attributable to higher cash balances for the thirty-nine weeks ended November 1, 2003 compared to the thirty-nine weeks ended November 2, 2002.

     Income taxes. Our effective tax rate of 39.0% for the thirty-nine weeks ended November 1, 2003 compares to an effective tax rate of 40.0% for the thirty-nine weeks ended November 2, 2002. This decrease was due to a reduction in our effective state tax rate.

     Net income. Our net income was $26.7 million for the thirty-nine weeks November 1, 2003 compared to a net income of $13.6 million in the thirty-nine weeks ended November 2, 2002.

    Liquidity and Capital Resources

     Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores and the investment in our information systems. Historically, these cash requirements have been met through cash flow from operations and borrowings under our Credit Facility with Fleet Retail Finance Inc. ("Fleet"). At November 1, 2003, we had working capital of $119.4 million.

     During the thirty-nine weeks ended November 1, 2003, our net cash provided by operations was $22.0 million.

     Our cash provided by operations was generated by net income and an increase in accounts payable, accrued expenses and other liabilities partly offset by a seasonal increase of inventory.

     Our cash used in investing activities for the thirty-nine weeks ended November 1, 2003 was entirely used for capital expenditures. These expenditures, consisting primarily of the construction of new stores, remodeling of existing stores and investments in technology, were $31.4 million for the thirty-nine weeks ended November 1, 2003. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We opened 95 new stores in the thirty-nine weeks ended November 1, 2003, and expect to open approximately 95 stores in fiscal 2003. Additionally, on November 18, 2003 our Board of Directors authorized a $35 million share repurchase program. Projected capital expenditures are approximately $39.0 million, to be used primarily to fund new store openings, the remodeling of existing stores and technology investments. Historically, we have financed such capital expenditures with cash from operations and borrowings under our credit facility. We believe that we will finance our capital expenditures and share repurchase programs primarily from cash from operations during fiscal 2003.

     In the thirty-nine weeks ended November 1, 2003, we had a net decrease in cash and cash equivalents of $8.9 million. Our secured revolving credit facility with Fleet provides us with up to $25 million (the "Credit Facility"). Borrowings bear interest at our option at either (i) the rate per annum at which deposits on U.S. dollars are offered to Fleet in the Eurodollar market, referred to as the Eurodollar Rate, plus 1.25% to 1.75% or (ii) the base rate announced from time to time by Fleet. As of November 1, 2003, there were no amounts outstanding under the Credit Facility. The Credit Facility contains certain negative covenants, including but not limited to, limitations on the Company's ability to incur other indebtedness or encumber its assets. Additionally, the Company is required to keep a ratio of 2:1 of the value of the Company's inventory to the amounts outstanding at any time under the Credit Facility. The Credit Facility has a termination date of September 2005. There are fees for early termination.

     Events of default under the Credit Facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, indictment of or institution of any legal process or proceeding under federal, state, municipal or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the lenders under the Credit Facility will be entitled to take various actions, including the acceleration of amounts due thereunder and requiring that all such amounts be immediately paid in full as well as taxed possession and sale of all assets that have been used as collateral.

     We have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditure.

     As of November 1, 2003 we had $78.5 million in cash available to fund operations and future store growth. In addition, we had $25.0 million available for borrowings under our Credit Facility as of November 1, 2003. We believe that cash flows from operations, our current cash balance and funds available under our Credit Facility will be sufficient to meet our working capital needs and planned capital expenditures for fiscal 2003.

     Contractual Obligations and Commercial Commitments

     The following tables summarize our contractual obligations and commercial commitments as of November 1, 2003:

                                                                    PAYMENTS DUE
                                            ------------------------------------------------------------
                                               WITHIN          WITHIN          WITHIN          AFTER
                                              3 MONTHS       12 MONTHS        12 MONTH       12 MONTHS
                                            ENDED FISCAL    ENDED FISCAL    ENDED FISCAL    ENDED FISCAL
                                  TOTAL         2003       2004 AND 2005    2006 AND 2007       2008
                                 --------   ------------   --------------   -------------   ------------
                                                           (IN THOUSANDS)
Contractual Obligations
  Employment contracts.........  $  1,275     $   325         $   950          $    --        $     --
  Merchandise agreement........       125         125              --               --              --
  Operating leases.............   297,157      10,894          79,349           69,156         137,758
                                 --------     -------         -------          -------        --------
  Total contractual
     obligations...............  $298,557     $11,344         $80,299          $69,156        $137,758
                                 ========     =======         =======          =======        ========

     There were no commercial commitments outstanding as of November 1, 2003.

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

     Cautionary Note Regarding Forward-Looking Statements and Risk Factors

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). Such forward-looking statements involve certain risks and uncertainties, including statements regarding the company's strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. All forward looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made. Such uncertainties and other risks are discussed in the Company's prospectus dated July 25, 2003, filed with the Securities and Exchange Commission.

     New Accounting Standards

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. We believe this statement will have no impact on our condensed consolidated balance sheet and statement of income.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company, in the normal course of doing business, is theoretically exposed to risks inherent interest rate change market fluctuations. As borrowing patterns are seasonal, the Company is not dependent on borrowing for the entire year. A sudden increase in interest rates (which under the Credit Agreement is dependent on the prime rate), during peak borrowing may negatively impact the Company's short-term results.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Explanation of disclosure controls and procedures: The Company, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c) of the Exchange Act. Based upon that evaluation, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information it is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information that it is required to disclose in the reports that it files under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors and there can, therefore, be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

        10.1 [Fifth] Amendment to Loan and Security Agreement, dated October 7, 2003 by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aeropostale, Inc. (f/k/a MSS-Delaware, Inc.)

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

        32.2 Certification by Michael J. Cunningham pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Reports on Form 8-K:

        1. The Registrants Current Report on Form 8-K, dated October 8, 2003, related to monthly historical net sales.

        2. The Registrants Current Report on Form 8-K, dated September 30, 2003, related to the resignation of one of the members on Company's Board of Directors.

        3. The Registrants Current Report on Form 8-K, dated September 3, 2003, related to monthly historical net sales.

        4. The Registrants Current Report on Form 8-K, dated August 21, 2003, related to quarterly earnings monthly historical net sales.

        5. The Registrants Current Report on Form 8-K, dated August 6, 2003, related to monthly historical net sales.

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

Dated: December 8, 2003