Form 10-K
period 2004-01-31
AEROPOSTALE INC
filed 2004-04-14
CIK 1168213

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

           FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

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

      112 WEST 34TH STREET, 22ND FLOOR,                            10120
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]    No [ ]

    The aggregate market value of voting stock held by non-affiliates of the registrant as of August 2, 2003 was $782.4 million.

    37,189,022 shares of Common Stock were outstanding at April 1, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III -- Aeropostale, Inc. Proxy Statement for 2004 Annual Meeting of Stockholders, in part, as indicated.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               AEROPOSTALE, INC.

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                              NUMBER
                                                                              ------
                                       PART I
Item 1.         Business....................................................     2
Item 2.         Properties..................................................     7
Item 3.         Legal Proceedings...........................................     8
Item 4.         Submission of Matters to a Vote of Security Holders.........     8
                                      PART II
Item 5.         Market for the Registrant's Common Equity and Related
                Stockholder Matters.........................................     9
Item 6.         Selected Consolidated Financial Data........................     9
Item 7.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................    13
Item 7A.        Quantitative and Qualitative Disclosures About Market
                Risk........................................................    26
Item 8.         Financial Statements and Supplementary Data.................    27
Item 9.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure....................................    50
Item 9A.        Controls and Procedures.....................................    50
                                      PART III
Item 10.        Directors and Executive Officers of the Registrant..........    50
Item 11.        Executive Compensation......................................    50
Item 12.        Security Ownership of Certain Beneficial Owners and
                Management and Related Stockholder Matters..................    50
Item 13.        Certain Relationships and Related Transactions..............    50
Item 14.        Principal Accountant Fees and Services......................    50
Item 15.        Exhibits, Financial Statement Schedules and Reports on Form
                8-K.........................................................    51
Signatures..................................................................    55
Certification of Chief Executive Officer....................................
Certification of Chief Financial Officer....................................

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Aeropostale, Inc. (together with its wholly-owned subsidiary, Aeropostale West, Inc., collectively the "Company" or "Aeropostale") is a mall-based specialty retailer of casual apparel and accessories that targets both young women and young men aged 11 to 20. We provide our customers with a focused selection of high-quality, active-oriented, fashion basic merchandise at compelling values. We maintain complete control over our proprietary brand by designing and sourcing all of our merchandise. Our products can be purchased only at our stores, or organized sales events at college campuses. We strive to create a fun and high energy shopping experience through the use of creative visual merchandising, colorful in-store signage, bright lighting, popular music and an enthusiastic, well-trained sales force. Our average store size of approximately 3,500 square feet is generally smaller than that of our mall-based competitors and we believe that this enables us to achieve higher sales productivity and project a sense of activity and excitement. As of January 31, 2004, we operated 459 stores in 41 states.

     The Aeropostale brand was established by R.H. Macy & Co., Inc. as a department store private label initiative in the early 1980's targeting men in their twenties. As a result of the label's initial success, Macy's opened the first mall-based Aeropostale specialty store in 1987. Over the next decade, Macy's and then its current parent company, Federated Department Stores, Inc., continued new store expansion and opened over 100 stores. In August 1998, Federated sold its specialty store division to our management team and Bear Stearns Merchant Banking. On February 3, 2002, Aeropostale contributed all of the assets relating to 10 stores that are located in Arizona and California to its wholly-owned subsidiary, Aeropostale West, Inc., as part of a tax-free organization.

     We elected to change our fiscal year from a 52/53 week year that ends on the Saturday nearest to July 31 to a 52/53 week year that ends on the Saturday nearest to January 31, effective for the transition period ended on February 2, 2002. For tax purposes, we have retained our July year-end. As used herein, "Fiscal 2003" and "Fiscal 2002" refers to the fiscal years ended January 31, 2004 and February 1, 2003. "Fiscal 2001" refers to the fiscal year ended August 4, 2001 and "Transition 2001" refers to the six month period from August 5, 2001 to February 2, 2002. Similarly, "Transition 2000" refers to the six month period from July 30, 2000 to February 3, 2001. All references to amounts related to the six months ended February 3, 2001 and the fifty-two weeks ended February 2, 2002 are unaudited. Transition 2001 has twenty-six weeks while Transition 2000 has twenty-seven weeks.

GROWTH STRATEGY

     Open new stores. We believe that our merchandise and stores have broad national appeal that provides substantial new store expansion opportunities. In the last three years, we expanded our store base, opening 74 in Fiscal 2001, 93 new stores in Fiscal 2002 and 95 new stores in Fiscal 2003. We plan to open approximately 95 new stores in fiscal 2004, and continue to open new stores at a comparable pace in future years. We plan to open stores both in markets in which we currently operate and in new markets. The four states that have the largest teenage populations in the United States are California, Florida, New York and Texas according to data derived from information published by the U.S. Census Bureau. New York is the only one of these four states in which we currently have a major presence.

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

PRICING

     We believe that a key component of our success is our ability to understand what our customers want and can afford. Our merchandise, which we believe is of comparable quality to that of our primary competitors, is generally priced lower than their merchandise, with most of our products falling within a price range of approximately $10.00 to $39.50 per item and an average sales price of approximately $13.00 during Fiscal 2003. We use a demand-driven promotional pricing strategy to emphasize the value we offer relative to our competitors and to encourage our customers to keep returning to our stores. We offer promotions throughout the year and approximately 75% of the merchandise selection in our stores is on promotion at any given time. Each promotion typically lasts for two to four weeks, depending on the demand for the product.

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

     The following chart provides a historical breakdown of our merchandise mix as a percentage of sales:

                                                                                 FISCAL
                                                             52 WEEKS ENDED    -----------
                                                            FEBRUARY 2, 2002   2002   2003
                                                            ----------------   ----   ----
Young Women's.............................................         55%          58%    60%
Young Men's...............................................         33           30     27
Accessories...............................................         12           12     13

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

     During Fiscal 2003, Federated Merchandising Group, or FMG, a wholly owned subsidiary of our former parent company Federated Department Stores, Inc., acted as our agent in sourcing 21% of our merchandise. We directly source all other production not covered by our arrangement with FMG. We sourced 34% of our merchandise from our top three vendors and 71% of our merchandise was directly sourced from our top ten vendors during Fiscal 2003. Three vendors supplied 12%, 11% and 11%, respectively, of our total merchandise during that period. Most of our vendors maintain sourcing offices in the United States with the majority of their production factories located in Europe, Asia and Central America. All payments are made in U.S. dollars to minimize currency risk.

STORE GROWTH

     Existing stores. As of January 31, 2004, we operated 459 stores in 41 states. Our stores are typically located in regional shopping malls in areas with high concentrations of our target customers.

                          NUMBER OF AEROPOSTALE STORES
                             AS OF JANUARY 31, 2004

                                                NUMBER
                                                  OF
STATE                                           STORES
-----                                           ------
Alabama.......................................      12
Arkansas......................................       2
Arizona.......................................       6
California....................................       9
Colorado......................................       4
Connecticut...................................       9
Delaware......................................       4
Florida.......................................      15
Georgia.......................................      12
Illinois......................................      21
Indiana.......................................      15
Iowa..........................................       9
Kansas........................................       5
Kentucky......................................       8
Louisiana.....................................       4
Massachusetts.................................      18
Maryland......................................       9
Maine.........................................       2
Michigan......................................      23
Minnesota.....................................      11
Missouri......................................      10
North Carolina................................      16
North Dakota..................................       4
Nebraska......................................       4
New Hampshire.................................       6
New Jersey....................................      22
New York......................................      38
Ohio..........................................      32
Oklahoma......................................       3
Oregon........................................       2
Pennsylvania..................................      40
Rhode Island..................................       1
South Carolina................................       8
South Dakota..................................       2
Tennessee.....................................      15
Texas.........................................      17
Virginia......................................      16
Vermont.......................................       2
Washington....................................       6
Wisconsin.....................................      12
West Virginia.................................       5
                                                ------
Total.........................................     459
                                                ======


     The following table highlights the number of stores opened and closed since the beginning of Fiscal 2001:

                                                                                    TOTAL
                                                                                  NUMBER OF
                                                              STORES   STORES   STORES AT END
                                                              OPENED   CLOSED     OF PERIOD
                                                              ------   ------   -------------
Fiscal 2001.................................................    74       0           252
Transition 2001.............................................    34       8(1)        278
Fiscal 2002.................................................    93       4           367
Fiscal 2003.................................................    95       3           459

---------------

(1) Includes the closing of seven aero kids stores.

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

     Store management and training. Our stores are organized into regions and districts. Each of our 5 regions is managed by a regional manager and encompasses approximately 10 districts; each district is managed by a district manager and encompasses approximately 7 to 10 individual stores. We usually staff each store with one store manager, two assistant managers and 10 to 15 part-time sales associates, the number of which generally increases during our peak selling seasons. Store managers are primarily responsible for hiring and training store level associates, while our merchandise assortments, store layout, inventory management and in-store visuals are directed by our corporate headquarters.

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

     Expansion opportunities and site selection. Over the past three years, we have opened new stores to fully penetrate existing markets and enter into new markets. We plan to increase our store base in fiscal 2004 by opening approximately 95 stores and to continue a similar pace of new store openings in future years. We have identified mall locations in both existing and new markets for potential new store opportunities.

     In selecting a specific site, we target high traffic, prime real estate locations in malls with suitable demographics and favorable lease economics. As a result, we generally locate our stores in malls in which comparable teen-oriented retailers have performed well. Primary site evaluation criteria includes average sales per square foot, co-tenancies, traffic patterns and occupancy costs. Historically, we have been able to locate and open stores profitably in a wide variety of mall classifications by negotiating lease terms that we believe are favorable, based on our expectations for store activity and a store size of approximately 3,500 square feet. After our real estate committee approves a site, approximately 23 weeks are required to finalize the lease, design the layout, build out the property, hire and train associates and equip and stock the store before opening.

     We have successfully and consistently implemented our store format across a wide variety of mall classifications and geographic locations. Our average net investment to open a new store has been $235,000, which includes capital expenditures adjusted for landlord contributions and initial inventory at cost net of payables. Our stores which were opened during the fifty-two weeks ended February 2, 2002 and Fiscal 2002 have achieved average net sales of $1.4 million during their first twelve months of operations, sales per selling foot of $429, store-level operating cash flow of $322,000 and an average pretax cash return on investment of 137%. These amounts exclude aero kids stores and certain select outlet locations which are not considered profit centers and are utilized primarily to sell end of season merchandise.

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

DISTRIBUTION

     The timely and efficient replenishment of current styles is key to our overall business strategy. We utilize a third party operator for merchandise processing. This third party operates a 200,000 square foot distribution facility in Carlstadt, New Jersey, where our merchandise is processed by using an automated picking and packing carousel.

     During Fiscal 2002, we entered into a five-year lease for a 315,000 square foot facility in South River, New Jersey, to process merchandise and warehouse inventory needed to replenish and backstock all of our stores. The building also serves all of our general warehousing needs, such as storage of new store merchandise, floor set merchandise and packaging supplies, with additional capacity for processing as our growth requires. The staffing and management of this facility is outsourced to the same third party provider that operates the distribution facility. This third party employs personnel represented by a labor union. There have been no work stoppages or disruptions since the inception of our relationship with this third party in 1991. We believe the third party's relationship with its employees to be good.

     In February 2004, we ceased operations at the 200,000 square foot distribution facility in Carlstadt, New Jersey and relocated all of our merchandise processing activities to our South River location. We believe that, with additional capital expenditures as appropriate, the South River facility is capable of processing merchandise for up to 850 stores.

MANAGEMENT INFORMATION SYSTEMS

     Our management information systems and electronic data processing systems provide a full range of retail, financial and merchandising applications. We utilize a combination of customized and industry standard software systems to provide various functions related to:

     - point-of-sales;

     - inventory management;

     - design;

     - planning and distribution; and

     - financial reporting.

     We communicate with each store on a daily basis to gather all information on sales, merchandise transfers and sales trends, and to transmit details regarding price changes and pending deliveries. By updating our sales information daily from each store's point-of-sale terminal, we can evaluate such information to implement merchandising decisions, pricing changes and inventory allocation.

TRADEMARKS

     We have registered the AEROPOSTALE(R) trademark and stylized design with the U.S. Patent and Trademark Office as a trademark for clothing and for a variety of accessories, including sunglasses, belts, socks and hats, and as a service mark for retail clothing stores. We have also filed intent to use applications with the U.S. Patent and Trademark Office to register the AERO(TM) stylized design marks for clothing. Additionally, we have applied for or have obtained a registration for the AEROPOSTALE mark in over 26 foreign countries where we obtain supplies, manufacture goods or have the potential of doing so in the future.

EMPLOYEES

     As of January 31, 2004, we employed 1,852 full-time and 4,216 part-time employees. We employ 163 of our employees at our corporate offices, and 5,905 at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union and we consider the relationship with our employees to be good.

SEASONALITY

     Our business is subject to substantial seasonal variations. Historically, we have realized a significant portion of our net sales and net income in the third quarter, reflecting increased demand during the back-to-school selling season, and the fourth quarter, reflecting the increased demand during the holiday selling season. Our results of operations may also fluctuate significantly as a result of other factors, including the timing of new store openings. Additionally, working capital requirements fluctuate during the year, increasing in mid-summer in anticipation of the third and fourth quarters.

AVAILABLE INFORMATION

     We maintain an internet web-site, www.aeropostale.com, through which access is available to our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments of these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, after they are filed with or furnished to the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

     We lease all of our store locations. Most of our leases have an initial term of ten years with percentage rent clauses and do not contain extension options. Generally, our leases allow for termination by us after a certain period of time if sales at that site do not exceed specified levels.

     In connection with the expiration of the lease for office space at 1372 Broadway in New York, New York in January 2004, we entered into a lease for 38,805 square feet of office space at 112 West 34th Street in New York, New York. The facility is used as our corporate headquarters and for our design, sourcing and production teams. This lease expires in August 2014.

     We also lease 20,000 square feet of office space at 201 Willowbrook Boulevard in Wayne, New Jersey. This facility is used as administrative offices for finance, operations and information systems personnel. This lease expires in January 2013.

     During Fiscal 2002, we signed a lease for a 315,000 square foot facility in South River, New Jersey for a five-year term with two five-year renewal options. We will use the facility to warehouse inventory needed to replenish and backstock all of our stores as well as serve all of our general warehousing needs.

ITEM 3.  LEGAL PROCEEDINGS

     We are subject to various claims and legal actions that arise in the ordinary course of our business. We believe that such claims and legal actions, individually and in the aggregate, will not have a material adverse effect on our business or our financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our stock is traded on the New York Stock Exchange under the symbol "ARO". The following table sets forth the range of high and low sales prices of the common stock as reported on the New York Stock Exchange for each fiscal quarter since May 16, 2002, the effective date of our initial public offering. As of March 29, 2004, there were 37 stockholders of record. However, when including others holding shares in broker accounts under street name, we estimate the shareholder base at approximately 3,500.

                                                               MARKET PRICE
                                                              ---------------
                                                               HIGH     LOW
                                                              ------   ------
FISCAL 2003
January 31, 2004............................................  $32.35   $25.25
November 1, 2003............................................   34.70    24.30
August 2, 2003..............................................   27.49    16.50
May 3, 2003.................................................   18.65     9.66
FISCAL 2002
February 1, 2003............................................   15.45     9.64
November 2, 2002............................................   20.80     5.25
August 3, 2002 (from May 16, 2002)..........................   29.50    13.80

     On November 18, 2003, our Board of Directors authorized a $35.0 million share repurchase program. We have never paid cash dividends and presently anticipate that all of our future earnings will be retained for the development of our business. We do not anticipate paying cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will be based on future earnings, financial condition, capital requirements, and other relevant factors.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our financial statements and related notes and other financial information appearing elsewhere in this document. In January 2002, we changed our fiscal year end from the Saturday closest to July 31st to the Saturday closest to January 31st of each year. The statement of income data for the fiscal years ended July 31, 1999, July 29, 2000, August 4, 2001, February 1, 2003, January 31, 2004 and for the six months ended February 2, 2002 and the balance sheet data as of July 29, 2000, August 4, 2001, February 2, 2002, February 1, 2003 and January 31, 2004 are derived from audited financial statements. The fifty-two weeks ended February 2, 2002 and six months ended February 3, 2001 are unaudited and are presented for comparative purposes.

                                 FISCAL YEAR ENDED(1)            SIX MONTHS ENDED(2)       52 WEEKS       FISCAL YEAR ENDED(1)
                            -------------------------------   -------------------------      ENDED      -------------------------
                            JULY 31,   JULY 29,   AUGUST 4,   FEBRUARY 3,   FEBRUARY 2,   FEBRUARY 2,   FEBRUARY 1,   JANUARY 31,
                              1999       2000       2001         2001          2002          2002          2003          2004
                            --------   --------   ---------   -----------   -----------   -----------   -----------   -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE AND SELECTED OPERATING DATA)
STATEMENT OF INCOME DATA:
Net sales.................  $152,506   $213,445   $304,767     $184,369      $284,040      $404,438      $550,904      $734,868
Cost of sales, including
  certain buying,
  occupancy and
  warehousing expenses....   110,489    151,973    218,618      124,611       180,054(3)    274,061(3)    388,301(3)    505,152
                            --------   --------   --------     --------      --------      --------      --------      --------
Gross profit..............    42,017     61,472     86,149       59,758       103,986       130,377       162,603       229,716
Selling, general and
  administrative
  expenses................    32,406     45,680     65,918       34,469        55,169(3)     86,619(3)    110,506(3)    141,520
Store closing
  expenses(4).............        --         --        815           --            --           815            --            --
Amortization of negative
  goodwill................      (234)      (234)      (234)        (116)           --          (117)           --            --
                            --------   --------   --------     --------      --------      --------      --------      --------
Income from operations....     9,845     16,026     19,650       25,405        48,817        43,060        52,097        88,196
Interest expense (income),
  net.....................        86        911      1,671        1,082           292           877           (56)         (760)
                            --------   --------   --------     --------      --------      --------      --------      --------
Income before income
  taxes...................     9,759     15,115     17,979       24,323        48,525        42,183        52,153        88,956
Provision for income
  taxes...................     3,529      5,749      7,065        9,629        19,888        17,326        20,863        34,702
                            --------   --------   --------     --------      --------      --------      --------      --------
Income from continuing
  operations..............     6,230      9,366     10,914       14,694        28,637        24,857        31,290        54,254
(Loss) gain on
  discontinued
  operations(5)...........      (268)     2,002        405          388            --            17            --            --
                            --------   --------   --------     --------      --------      --------      --------      --------
Cumulative effect of
  accounting change(6)....        --         --         --           --         1,632         1,632            --            --
                            --------   --------   --------     --------      --------      --------      --------      --------
Net income................     5,962     11,368     11,319       15,082        30,269        26,506        31,290        54,254
Preferred dividends.......     1,235      1,040      1,048          508           574         1,113           362            --
                            --------   --------   --------     --------      --------      --------      --------      --------
Net income available to
  common stockholders.....  $  4,727   $ 10,328   $ 10,271     $ 14,574      $ 29,695      $ 25,393      $ 30,928      $ 54,254
                            ========   ========   ========     ========      ========      ========      ========      ========
Basic net income (loss)
  per common share:(7)
  From continuing
    operations(8).........  $   0.16   $   0.27   $   0.32     $   0.46      $   0.89      $   0.75      $   0.90      $   1.49
  From discontinued
    operations............     (0.01)      0.06       0.01         0.01            --            --            --            --
  From cumulative
    accounting change.....        --         --         --           --          0.05          0.05            --            --
                            --------   --------   --------     --------      --------      --------      --------      --------
  Net income per share....  $   0.15   $   0.33   $   0.33     $   0.47      $   0.94      $   0.80      $   0.90      $   1.49
                            ========   ========   ========     ========      ========      ========      ========      ========
Diluted net income (loss)
  per common share:(7)
  From continuing
    operations(8).........  $   0.15   $   0.24   $   0.28     $   0.40      $   0.78      $   0.66      $   0.82      $   1.40
  From discontinued
    operations............     (0.01)      0.06       0.01         0.01            --            --            --            --
  From cumulative
    accounting change.....        --         --         --           --          0.05          0.05            --            --
                            --------   --------   --------     --------      --------      --------      --------      --------
  Net income per share....  $   0.14   $   0.30   $   0.29     $   0.41      $   0.83      $   0.71      $   0.82      $   1.40
                            ========   ========   ========     ========      ========      ========      ========      ========
Basic weighted average
  number of shares
  outstanding.............    31,048     31,069     31,339       31,183        31,633        31,567        34,387        36,505
Diluted weighted average
  number of shares
  outstanding.............    34,497     34,693     35,465       35,177        36,000        35,879        37,854        38,858

                                 FISCAL YEAR ENDED(1)            SIX MONTHS ENDED(2)       52 WEEKS       FISCAL YEAR ENDED(1)
                            -------------------------------   -------------------------      ENDED      -------------------------
                            JULY 31,   JULY 29,   AUGUST 4,   FEBRUARY 3,   FEBRUARY 2,   FEBRUARY 2,   FEBRUARY 1,   JANUARY 31,
                              1999       2000       2001         2001          2002          2002          2003          2004
                            --------   --------   ---------   -----------   -----------   -----------   -----------   -----------
                                                (IN THOUSANDS, EXCEPT PER SHARE AND SELECTED OPERATING DATA)
SELECTED OPERATING DATA:
Number of stores open at
  end of period...........       129        178        252          224           278           278           367           459
Comparable store sales
  increase( 9)............       5.5%      14.5%       8.7%        14.5%         23.0%         15.5%          6.6%          6.6%
Average store sales (in
  thousands)(10)..........  $  1,258   $  1,372   $  1,360     $    872      $  1,028      $  1,521      $  1,651      $  1,728
Average square footage per
  store(11)...............     3,687      3,548      3,437        3,460         3,463         3,463         3,541         3,511
Sales per square
  foot(12)................  $    339   $    380   $    392     $    250      $    297      $    456      $    471      $    491

                                                                                     AS OF
                                                   -------------------------------------------------------------------------
                                                   JULY 31,   JULY 29,   AUGUST 4,   FEBRUARY 2,   FEBRUARY 1,   JANUARY 31,
                                                     1999       2000       2001         2002          2003          2004
                                                   --------   --------   ---------   -----------   -----------   -----------
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
Working capital..................................  $22,028    $ 8,186    $ 10,810     $ 38,181      $ 86,791      $140,879
Total assets.....................................   58,899     93,539     121,128      146,927       223,032       307,048
6% Series A exchangeable redeemable preferred
  stock..........................................    4,885         --          --           --            --            --
12 1/2% Series B redeemable preferred stock......    7,070      7,995       9,043        9,617            --            --
Total debt.......................................      565     26,987      35,267           --            --            --
Total stockholders' equity.......................    5,676     16,006      26,290       60,190       127,959       185,693

---------------

 (1) Our results of operations for Fiscal 2001 included 53 weeks compared to 52 weeks for all other fiscal years presented in this document. In January 2002, we changed our fiscal year end from the Saturday closest to July 31 to the Saturday closest to January 31 of each year.

 (2) Our results of operations for the six months ended February 3, 2001 included 27 weeks compared to 26 weeks for our six months ended February 2, 2002.

 (3) On December 21, 2001, we granted options to purchase 565,997 shares of our common stock with an exercise price which was less than the fair market value of our common stock at the time of such grant. The equity based compensation expense totaled $8.4 million, of which $0.8 million and $3.1 million were recorded in cost of sales and selling, general and administrative expenses, respectively, in the six months and the fifty-two weeks ended February 2, 2002. The unamortized balance of $4.5 million associated with the immediate vesting of options upon the consummation of the initial public offering, were recorded in Fiscal 2002 of which $1.0 million and $3.5 million were recorded in cost of sales and selling, general and administrative expenses, respectively.

 (4) Reflects charge incurred in connection with the closing of seven aero kids concept stores.

 (5) On February 25, 2000, we decided to discontinue our Chelsea Cambell specialty store business and we closed all Chelsea Cambell stores by the end of December 2000. The operating results of this segment for all years have been reclassified as discontinued operations.

 (6) On August 5, 2001, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles. With the adoption, the remaining balance of negative goodwill was recorded as cumulative effect of accounting change.

 (7) All per share information reflects a 376.328-for-1 split of all of our common stock which we effected on May 10, 2002.

 (8) Income from continuing operations per share has been computed after deducting preferred dividends.

 (9) Our comparable store sales percentages are based on net sales and stores are considered comparable beginning on the first day of the fiscal month following the fourteenth full fiscal month of sales.

(10) Our average store sales are based on total net sales divided by the weighted average of all stores open for the entire period.

(11) Our average square footage per store is based on all open stores at the end of the period.

(12) Our sales per square foot consists of total net sales, divided by the weighted average of gross square footage of all stores open for the entire period.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

INTRODUCTION

     Aeropostale, Inc. is a mall-based specialty retailer of casual apparel and accessories that targets both young women and young men aged 11 to 20. We provide customers with a selection of high-quality, active-oriented, fashion basic merchandise at compelling values in a high-energy store environment. We maintain complete control over our proprietary brand by designing and sourcing all of our own merchandise. Our products can be purchased only in our stores, which sell Aeropostale merchandise exclusively, or organized sales events at college campuses. As of January 31, 2004, we operated 459 stores in 41 states.

2003 OVERVIEW

     We achieved total net sales of $734.9 million for Fiscal 2003, an increase of $184.0 million or 33.4% from the prior year. This growth was attributable to an increase of 24.0% in square footage growth of our store base, coupled with a 6.6% comparable store sales increase. We were able to achieve sales productivity of $491 per square foot, compared to $471 in the prior year. Our sales results reflect continued growth in our womens and accessories categories, which we believe are attributable to offering trend-right merchandise at compelling values to our customers. During the year, we opened 95 new stores and closed three stores. We ended the year with a store count of 459, an increase of 25.1% compared to the prior year. We added six new states to our store base -- Colorado, Oklahoma, Oregon, North Dakota, South Dakota and Washington State.

     Our gross profit margin as a percent of sales improved from 29.5% last year to 31.3%, primarily as a result of less promotional activity attributable to an improved merchandise assortment and more effective inventory management, coupled with leverage of occupancy and warehouse costs. Our selling, general and administrative expenses declined as a percent of sales due to the equity based compensation expense in Fiscal 2002 as well as lower external marketing costs in Fiscal 2003. As a result, our operating margins improved from 9.5% to 12.0%. Our net income for the year increased 73.4% to $54.3 million and our earnings per diluted share increased 70.7% to $1.40.

     Our cash balance at year end increased by $50.9 million to $138.4 million, and we have no debt. During Fiscal 2003 we were able to fund all of our growth and cash requirements from our cash flow from operations. In November, 2003, we announced a $35 million share repurchase program and had acquired $17.7 million in shares under this program by fiscal year end.

     On March 9, 2004, we announced that our Board of Directors had approved an increase in our common stock repurchase program to acquire an additional $35.0 million of our outstanding common stock. On this date, we also announced a three-for-two stock split on all shares of our common stock that will be effected in the form of a stock dividend. The stock split will entitle all shareholders of record at the close of business on April 12, 2004 to receive one additional share of common stock for every two shares of common stock held on that date. The additional shares will be distributed to shareholders on or about April 26, 2004. Cash will be paid in lieu of issuing fractional shares based on the closing price of our common stock on April 12, 2004 (as adjusted for stock split).

     On April 7, 2004, we announced that Thomas Johnson, Senior Vice President, Director of Stores and Marketing, has been promoted to Executive Vice President and Chief Operating Officer. Mr. Johnson will assume most of the responsibilities of John Mills, who will be retiring on July 31, 2004. In addition, Michael Cunningham, Chief Financial Officer, has been promoted to Executive Vice President, and will assume the remainder of the responsibilities associated with Mr. Mills' departure.

     We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

                                                                     52 WEEKS
                                           SIX MONTHS ENDED(1)         ENDED          FISCAL YEAR ENDED
                                        -------------------------   -----------   -------------------------
                                        FEBRUARY 3,   FEBRUARY 2,   FEBRUARY 2,   FEBRUARY 1,   JANUARY 31,
                                           2001          2002          2002          2003          2004
                                        -----------   -----------   -----------   -----------   -----------
Sales.................................   $184,369      $284,040      $404,438      $550,904      $734,868
Total store count.....................        224           278           278           367           459
Comparable store sales count..........        139           203           203           272           359
Net sales growth......................       46.9%         54.1%         48.5%         36.2%         33.4%
Comparable store sales growth.........       14.5%         23.0%         15.5%          6.6%          6.6%
Net sales per average square foot.....   $    250      $    297      $    456      $    471      $    491
Gross profit as a % of sales..........       32.4%         36.6%         32.2%         29.5%         31.3%
Selling, general and administrative as
  a % of sales........................       18.7%         19.4%         21.4%         20.1%         19.3%
Operating profit as a % of sales......       13.8%         17.2%         10.6%          9.5%         12.0%
Diluted earnings per share............   $   0.41      $   0.83      $   0.71      $   0.82      $   1.40
Square footage growth.................       41.8%         24.2%         24.2%         35.0%         24.0%
Merchandise Mix
  Women's as a % of sales.............         47            56            55            58            60
  Men's as a % of sales...............         42            33            33            30            27
  Accessories as a % of sales.........         11            11            12            12            13

RESULTS OF OPERATIONS

     The following table sets forth our results of operations expressed as a percentage of total net sales for the period indicated:

                                                                     52 WEEKS
                                           SIX MONTHS ENDED(1)         ENDED          FISCAL YEAR ENDED
                                        -------------------------   -----------   -------------------------
                                        FEBRUARY 3,   FEBRUARY 2,   FEBRUARY 2,   FEBRUARY 1,   JANUARY 31,
                                           2001          2002          2002          2003          2004
                                        -----------   -----------   -----------   -----------   -----------
Net sales.............................     100.0%        100.0%        100.0%        100.0%        100.0%
Gross profit..........................      32.4          36.6          32.2          29.5          31.3
Selling, general and administrative
  expenses............................      18.7          19.4          21.4          20.1          19.3
Store closing expenses................        --            --           0.2            --            --
Amortization of negative goodwill.....      (0.1)           --            --            --            --
                                           -----         -----         -----         -----         -----
Income from operations................      13.8          17.2          10.6           9.5          12.0
Interest expense (income), net........       0.6           0.1           0.2            --          (0.1)
                                           -----         -----         -----         -----         -----
Income before income taxes............      13.2          17.1          10.4           9.5          12.1
Provision for income taxes............       5.2           7.0           4.3           3.8           4.7
                                           -----         -----         -----         -----         -----
Income from continuing operations.....       8.0          10.1           6.1           5.7           7.4
Gain on discontinued operations.......       0.2            --            --            --            --
Cumulative effect of accounting
  change..............................        --           0.6           0.4            --            --
                                           -----         -----         -----         -----         -----
Net income............................       8.2%         10.7%          6.6%          5.7%          7.4%
                                           =====         =====         =====         =====         =====

---------------

(1) Our results of operations for Transition 2000 included 27 weeks compared to 26 weeks for Transition 2001.

  FISCAL 2003 COMPARED TO FISCAL 2002.

     Net sales. Our net sales for Fiscal 2003 increased to $734.9 million from $550.9 million in Fiscal 2002, an increase of $184.0 million. Of this increase, comparable store sales contributed $33.2 million and non-comparable store sales contributed $150.8 million. Comparable store sales increased by 6.6% in both Fiscal 2003 and Fiscal 2002. The comparable stores sales increase was driven by an increase in units per transaction of 7.5% and an increase in the number of sales transactions of 2.9%. The average dollar unit decreased 3.6% primarily as a result of higher comparable store sales in the accessories category, which carry lower price points as compared to apparel merchandise. Comparable sales in the young women's and accessories categories increased, while comparable sales in the young men's category decreased. The increase in non-comparable store sales was primarily due to 92 more stores open at the end of Fiscal 2003, as compared to the prior period.

     Gross profit. Our gross profit dollars increased $67.1 million for Fiscal 2003 to $229.7 million from $162.6 million in Fiscal 2002. As a percentage of net sales, gross profit increased to 31.3% from 29.5% during these periods. The increase of 1.0% is attributable to an improvement in our merchandise margins, primarily in the young men's and accessories categories, coupled with a shift in mix to higher sales in the women's and accessories categories which carry higher merchandise margins as compared to the men's category. The remaining increase is due to 0.5% leverage of occupancy costs and 0.3% in efficiencies realized in our warehouse and distribution process. Additionally, included in cost of sales for Fiscal 2002 is a charge of $1.0 million or 0.2% related to equity based compensation.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased $31.0 million for Fiscal 2003 to $141.5 million from $110.5 million in Fiscal 2002. On an absolute dollar basis, this increase is primarily attributable to a $31.1 million increase in payroll and store transaction costs that resulted from new store growth. As a percentage of sales, selling, general and administrative expenses decreased to 19.3% from 20.1% during these periods. Included in selling, general and administrative expenses for Fiscal 2002 is a charge of $3.5 million or 0.6% related to equity based compensation. The remaining decrease was primarily attributable to 0.5% decrease in marketing expenses, offset by a 0.4% increase in operational and payroll related expenses.

     Interest income. Our net interest income was $0.8 million for Fiscal 2003, compared to net interest income of $0.1 million for Fiscal 2002, primarily due to higher cash balances.

     Income taxes. Our effective tax rate of 39.0% for Fiscal 2003 compares to an effective tax rate of 40.0% for Fiscal 2002. This decrease was due to a reduction in our effective state tax rate.

     Net income. Our net income was $54.3 million for Fiscal 2003, compared to $31.3 million for the Fiscal 2002. Diluted earnings per share increased 70.7% to $1.40 in Fiscal 2003, from $0.82 per diluted share in Fiscal 2002.

  FISCAL 2002 COMPARED TO FIFTY-TWO WEEKS ENDED FEBRUARY 2, 2002 (UNAUDITED).

     Net sales. Our net sales for Fiscal 2002 increased to $550.9 million from $404.4 million in the fifty-two weeks ended February 2, 2002, an increase of $146.5 million. Of this increase, comparable store sales contributed $24.7 million and non-comparable store sales contributed $121.8 million. Comparable store sales increased by 6.6% for Fiscal 2002, compared to an increase of 15.5% in comparable store sales in the fifty-two weeks ended February 2, 2002. The comparable stores sales increase was driven by an increase in units per transaction of 1.5% and an increase in the number of sales transactions of 6.4%, offset by a decrease in average dollar unit of 1.5%. Comparable sales in the young women's and accessories categories increased, while comparable store sales in the young men's category remained essentially unchanged. The increase in non-comparable store sales was primarily due to 89 more new stores open at the end of Fiscal 2002, as compared to the prior period.

     Gross profit. Our gross profit increased $32.2 million for Fiscal 2002 to $162.6 million from $130.4 million in the fifty-two weeks ended February 2, 2002. As a percentage of net sales, gross profit decreased to 29.5% from 32.2% during these periods. This decrease is primarily attributable to a decrease in our merchandise margins, primarily in the young women's and men's categories of 3.3%, due to an increase in promotional markdowns. This decrease in gross profit was partially offset by lower occupancy costs of 0.9%. Included in cost of sales is a charge for equity-based compensation of $1.0 million and $0.8 million for Fiscal 2002 and the fifty-two weeks ended February 2, 2002, respectively.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased $23.9 million for Fiscal 2002 to $110.5 million from $86.6 million in the fifty-two weeks ended February 2, 2002. On an absolute dollar basis, this increase was due to an $18.9 million increase in payroll and store transaction costs that resulted from new store growth. In addition, marketing expense increased $3.0 million. We also incurred a charge of $3.5 and $3.1 million for equity-based compensation for Fiscal 2002 and the fifty-two weeks ended February 2, 2002, respectively. As a percentage of net sales, selling, general and administrative expenses decreased to 20.1% from 21.4%. This decrease was attributable to a reduction in incentive bonus programs and leveraging of corporate and store line expenses as compared to the prior year.

     Interest (income) expense. Our net interest income was $0.1 million for Fiscal 2002, compared to net interest expense of $0.9 million for the fifty-two weeks ended February 2, 2002, primarily due to lower average borrowings.

     Income taxes. Our effective tax rate of 40.0% for Fiscal 2002, compared to an effective tax rate of 41.1% for the fifty-two weeks ended February 2, 2002. The Company recorded an accrual in the fifty-two weeks ended February 2, 2002 for additional tax exposures.

     Income from continuing operations. Our income from continuing operations increased $6.4 million for Fiscal 2002 to $31.3 million, compared to income from continuing operations of $24.9 million for the fifty-two weeks ended February 2, 2002. This increase was primarily due to increased sales and gross profit, partially offset by an increase in selling, general and administrative expenses related to new store growth.

     Gain on discontinued operations. All Chelsea Cambell stores were closed by the end of December 2000. Therefore, no activity occurred during Fiscal 2002. For the fifty-two weeks ended February 2, 2002, our Chelsea Cambell stores had net income of $17,000.

     Net income. Our net income was $31.3 million for Fiscal 2002, compared to $26.5 million for the fifty-two weeks ended February 2, 2002. On August 5, 2001, we adopted SFAS No. 142, Goodwill and Other

Intangibles, which require companies to no longer amortize negative goodwill. The cumulative effect of this change in accounting principle resulted in a gain of $1.6 million in the fifty-two weeks ended February 2, 2002. Diluted earnings per share increased 15.5% to $0.82 in Fiscal 2003, from $0.71 in the fifty-two weeks ended February 2, 2002.

  TRANSITION 2001 COMPARED TO TRANSITION 2000 (UNAUDITED).

     Net sales. Our net sales for Transition 2001, increased to $284.0 million from $184.4 million for Transition 2000, an increase of $99.6 million. Of this increase, comparable store sales contributed $37.4 million and non-comparable store sales contributed $62.2 million. Of the net sales for Transition 2001, $2.7 million were generated during the extra week included in that period. Comparable store sales increased by 23.0% for Transition 2001, compared to an increase of 14.5% in comparable store sales in Transition 2000. The comparable store sales increase was driven by an increase in units per transactions of 3.6%, an increase in the number of transactions of 20.2%, partially offset by a decrease in average dollar units by 1.2%. Comparable sales in the young women's and accessories categories increased, while comparable store sales in the young men's category remained essentially unchanged. The increase in non-comparable store sales was primarily due to 54 more stores open at the end of Transition 2001 as compared to the prior period.

     Gross profit. Our gross profit dollars increased $44.2 million for Transition 2001 to $104.0 million from $59.8 million for Transition 2000. As a percentage of net sales, gross profit increased to 36.6% from 32.4% during these periods. This increase is primarily attributable to an approximate 2.8% increase in merchandise margins due to a shift in our merchandise mix as we sold a greater percentage of young women's apparel, which has higher margins than young men's merchandise. Furthermore, occupancy and payroll costs, which are relatively fixed, were lower as a percentage of net sales than in the prior period which caused margins to increase. Included in cost of sales during Transition 2001 is a $0.8 million charge for equity based compensation.

     Selling, general and administrative expenses. Our selling, general and administrative expenses increased $20.7 million for Transition 2001 to $55.2 million from $34.5 million for Transition 2000. On an absolute dollar basis, this increase was partially due to a $11.7 million increase in payroll expenses that resulted from new store growth in addition to compensation costs incurred in connection with incentive bonus programs. Furthermore, we incurred a $3.1 million charge for equity based compensation during Transition 2001. As a percent of net sales, selling, general and administrative expenses increased to 19.4% from 18.7%. This increase as a percentage of sales volume was due to the charge for equity based compensation, offset by an increased leverage of store payroll.

     Interest expense. Our interest expense decreased $0.8 million, from $1.1 million for Transition 2001 to $0.3 million for Transition 2000, primarily due to lower average borrowings.

     Income taxes. Our effective tax rate of 41.0% for Transition 2001 compares to an effective tax rate of 39.6% for the Transition 2000. Our effective tax rate increased as a result of the increase in our federal tax rate, partially offset by the elimination of the negative goodwill amortization.

     Gain from continuing operations. Our income from continuing operations increased $13.9 million for Transition 2001 to $28.6 million from $14.7 million for Transition 2000. This increase was primarily due to increased sales and gross profit, partially offset by an equity based compensation expense incurred in this period.

     Income from discontinued operations. All Chelsea Cambell stores were closed by the end of December 2000; therefore, no activity occurred during Transition 2001. During Transition 2000, our Chelsea Cambell stores had net sales of $2.9 million and expenses of $2.5 million.

     Net income. Our net income increased by $15.2 million, to $30.3 million in Transition 2001 from $15.1 million in Transition 2000. As a percentage of net sales, net income increased to 10.7% from 8.2% during these periods.

QUARTERLY RESULTS

     The following table sets forth our historical unaudited quarterly consolidated statements of operations data for each of the eight fiscal quarters ended January 31, 2004, and such information expressed as a percentage of our revenue. The per share amounts are calculated independently for each thirteen-week period presented. The sum of the thirteen weeks may not equal the full year per share amounts.

                                                 FISCAL 2002                                       FISCAL 2003
                               -----------------------------------------------   ------------------------------------------------
                                            THIRTEEN WEEKS ENDED                               THIRTEEN WEEKS ENDED
                               -----------------------------------------------   ------------------------------------------------
                               MAY 4,    AUGUST 3,   NOVEMBER 2,   FEBRUARY 1,    MAY 3,    AUGUST 2,   NOVEMBER 1,   JANUARY 31,
                                2002       2002         2002          2003         2003       2003         2003          2004
                               -------   ---------   -----------   -----------   --------   ---------   -----------   -----------
STATEMENT OF INCOME DATA:
Net sales....................  $85,130(1) $ 90,141(1)  $169,210     $206,423     $112,211   $129,944     $220,071      $272,642

Gross profit.................   24,149(1)   24,094(1)    50,902       63,458       30,250     35,582       73,922        89,962

Income (loss) from continuing
 operations..................      592(1)   (1,978)(1)    15,001      17,675        2,112      2,742       21,878        27,522
Net income (loss)............  $   592   $ (1,978)    $ 15,001      $ 17,675     $  2,112   $  2,742     $ 21,878      $ 27,522

                                                 FISCAL 2002                                       FISCAL 2003
                               -----------------------------------------------   ------------------------------------------------
                                            THIRTEEN WEEKS ENDED                               THIRTEEN WEEKS ENDED
                               -----------------------------------------------   ------------------------------------------------
                               MAY 4,    AUGUST 3,   NOVEMBER 2,   FEBRUARY 1,    MAY 3,    AUGUST 2,   NOVEMBER 1,   JANUARY 31,
                                2002       2002         2002          2003         2003       2003         2003          2004
                               -------   ---------   -----------   -----------   --------   ---------   -----------   -----------
STATEMENT OF INCOME DATA: AS
 A PERCENTAGE OF NET SALES:
Net sales....................   100.0%     100.0%       100.0%        100.0%       100.0%     100.0%       100.0%        100.0%
Gross profit.................     28.4       26.7         30.1          30.7         27.0       27.4         33.6          33.0
Income (loss) from continuing
 operations..................      0.7       (2.2)         8.9           8.6          1.9        2.1          9.9          10.1
Net income (loss)............     0.7%       (2.2)%       8.9%          8.6%         1.9%       2.1%         9.9%         10.1%
DILUTED INCOME (LOSS) PER
 SHARE:
From continuing operations...  $  0.01   $  (0.06)    $   0.39      $   0.46     $   0.05   $   0.07     $   0.56      $   0.71
From cumulative accounting
 change......................       --         --           --            --           --         --           --            --
                               -------   --------     --------      --------     --------   --------     --------      --------
Net income (loss)............  $  0.01   $  (0.06)    $   0.39      $   0.46     $   0.05   $   0.07     $   0.56      $   0.71
                               -------   --------     --------      --------     --------   --------     --------      --------
SELECTED OPERATING DATA:
Comparable store sales
 increase (decrease).........    22.0%      11.2%         5.0%          0.3%         1.8%       9.2%         5.2%          8.5%

---------------

(1) On December 21, 2001, we granted options to purchase 565,997 shares of our common stock with an exercise price which was less than the fair market value of our common stock at the time of such grant. The equity based compensation expense totaled $8.4 million, of which $0.8 million and $3.1 million were recorded in cost of sales and selling, general and administrative expenses, respectively, in the thirteen weeks ended February 2, 2002. In addition, the company recorded amortization of $0.6 million, of which $0.1 million and $0.5 million were recorded in cost of sales and selling, general and administrative expenses, respectively, in the thirteen weeks ended May 4, 2002. The unamortized balance of $3.9 million of which $0.8 million and $3.0 million were recorded in cost of sales and selling, general and administrative expenses, respectively, in the thirteen weeks ended August 3, 2002 here associated with the immediate vesting of options upon the consummation of the initial public offering.

INFLATION

     The Company does not believe that its operating results have been materially affected by inflation during the past year. There can be no assurance, however, that the Company's operating results will not be affected by inflation in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores, and the investment in our information systems. Historically, these cash requirements have been met through cash flow from operations and borrowings under our credit facility with Fleet Retail Finance, Inc. At January 31, 2004, we had working capital of $140.9 million.

     The following table sets forth our cash flows for the period indicated:

                                                      SIX MONTHS ENDED        FOR THE FISCAL YEAR ENDED
                                                  -------------------------   -------------------------
                                                  FEBRUARY 3,   FEBRUARY 2,   FEBRUARY 1,   JANUARY 31,
                                                     2001          2002          2003          2004
                                                  -----------   -----------   -----------   -----------
                                                  (UNAUDITED)
                                                                     (IN THOUSANDS)
Net cash provided by operating activities.......   $ 38,280      $ 82,878      $ 52,520      $103,500
Net cash used in investing activities...........    (10,977)       (9,392)      (29,718)      (35,926)
Net cash (used in) provided by financing
  activities....................................    (25,271)      (35,034)       19,715       (16,693)
Net cash used in discontinued operations........       (958)           --            --            --
Net increase in cash and cash equivalents.......   $  1,074      $ 38,452      $ 42,517      $ 50,881

     Operating activities -- In Fiscal 2003, we had a net increase in cash and cash equivalents of $50.9 million. Our cash provided by operations for Fiscal 2003 was $103.5 million, generated primarily by our net earnings, tax benefits related to the exercise of non-qualified stock options and an increase in our current and non-current liabilities.

     Investing activities -- Our cash used in investing activities for Fiscal 2003 was entirely used for capital expenditures. These expenditures, consisting primarily of the construction of new stores, remodeling of existing stores and investments in technology, were $35.9 million for Fiscal 2003. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. Projected capital expenditures for Fiscal 2004 are approximately $43.9 million, to be used primarily to fund new store openings, the remodeling of existing stores and technology investments. Historically, we have financed such capital expenditures with cash from operations and borrowings under our credit facility. We opened 95 new stores in Fiscal 2003 and expect to open approximately 95 stores in fiscal 2004.

     Financing activities -- On November 18, 2003, our Board of Directors authorized a $35.0 million share repurchase program. We repurchased 0.6 million shares at a cost of $17.7 million during Fiscal 2003. Furthermore, on March 9, 2004, our Board of Directors authorized an additional $35.0 million increase in the share repurchase program. We believe that we will finance our capital expenditures and share repurchase programs primarily from cash from operations during fiscal 2004.

     As of January 31, 2004, we had $138.4 million in cash available to fund operations and future store growth. In addition, we had $25.0 million available for borrowings under our credit facility as of January 31, 2004. We believe that cash flows from operations, our current cash balance and funds available under our revolving credit facility will be sufficient to meet our working capital needs and planned capital expenditures for fiscal 2004.

     Our secured revolving credit facility with Fleet provides us with up to $25 million (the "Credit Facility"). Borrowings bear interest at our option at either (i) the rate per annum at which deposits on U.S. dollars are offered to Fleet in the Eurodollar market, referred to as the Eurodollar Rate, plus 1.25% to 1.75% or (ii) the base rate announced from time to time by Fleet. As of January 31, 2004, there were no amounts outstanding under the Credit Facility. The Credit Facility contains certain negative covenants, including but not limited to, limitations on the Company's ability to incur other indebtedness, encumber its assets or undergo a change of control. Additionally, the Company is required to keep a ratio of 2:1 of the value of the Company's inventory to the amounts outstanding at any time under the Credit Facility. The Credit Facility has a termination date of September 2005. There are fees for early termination.

     Events of default under the credit facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, indictment of or institution of any legal process or proceeding under federal, state, municipal or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the lenders under the Credit Facility will be entitled to take various actions, including the acceleration of amounts due thereunder and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral.

     We have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following tables summarize our contractual obligations and commercial commitments as of January 31, 2004:

                                                           PAYMENTS DUE IN PERIOD
                                                ---------------------------------------------
                                                LESS THAN                           MORE THAN
                                      TOTAL      1 YEAR     1-3 YEARS   3-5 YEARS    5 YEARS
                                     --------   ---------   ---------   ---------   ---------
                                                    (IN THOUSANDS OF DOLLARS)
Contractual Obligations:
  Employment contracts.............  $    950    $   950     $    --     $    --    $     --
  Operating leases.................   298,046     43,099      75,027      70,645     109,275
                                     --------    -------     -------     -------    --------
  Total contractual obligations....  $298,996    $44,049     $75,027     $70,645    $109,275
                                     ========    =======     =======     =======    ========

     There were no commercial commitments outstanding as of January 31, 2004. Subsequent to Fiscal 2003, the Company entered into 6 employment contracts which provide for payments of $2.4 million in the aggregate in Fiscal 2004 and $4.3 million in the aggregate for periods subsequent to Fiscal 2004.

OFF-BALANCE SHEET ARRANGEMENTS

     Other than operating lease commitments set forth in the table above, the Company is not party to any material off-balance sheet financing arrangements.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

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

     Cost of sales. Cost of sales includes the cost of merchandise, distribution and warehousing, freight from the distribution center and warehouse to the stores, payroll for our design, buying and merchandising personnel and store occupancy costs. Store occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and depreciation. On December 21, 2001, we granted options to purchase 565,997 shares of our common stock with an exercise price which was less than the fair market value of our common stock at the time of such grant. The equity based compensation expense totaled $8.4 million, of which $1.8 million was recorded in cost of sales. We recorded equity based compensation expense of $0.8 million in cost of sales for Transition 2001 and the fifty-two weeks ended February 2, 2002. We incurred additional amortization for equity based compensation of $1.0 million in Fiscal 2002, as a result of the acceleration of the unamortized balance of such equity based compensation associated with the immediate vesting of options upon the consummation of the initial public offering.

     Selling, general and administrative expenses. Selling, general and administrative expenses include selling, store management and corporate expenses, including payroll and employee benefits (other than for our design, buying and merchandising personnel), employment taxes, management information systems, marketing, insurance, legal, store pre-opening and other corporate level expenses. Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies and other store opening expenses. Corporate level expenses are primarily attributable to our corporate offices in New York, New York, and Wayne, New Jersey. On December 21, 2001, we granted options to purchase 565,997 shares of our common stock with an exercise price which was less than the fair market value of our common stock at the time of such grant. The equity based compensation expense totaled $8.4 million, of which $6.6 million was recorded in selling, general and administrative expenses. We recorded equity based compensation expense of $3.1 million in selling, general and administrative expenses for Transition 2001 and the fifty-two weeks ended February 2, 2002. We incurred additional amortization for equity based compensation of $3.5 million in Fiscal 2002, as a result of the acceleration of the unamortized balance of such equity based compensation associated with the immediate vesting of options upon the consummation of the initial public offering.

     Interest income. Interest income, net of interest expense, includes interest relating to our cash balances.

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

CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results will inevitably differ from our estimates. Such differences could be material to the consolidated financial statements.

     We believe application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates except for the change in estimated useful lives in Fiscal 2001 described in Note 2 to the consolidated financial statements.

     Our accounting policies are more fully described in Note 2 to the consolidated financial statements, located elsewhere in this document. We have identified certain critical accounting policies which require significant management estimates and are described below.

     Merchandise inventory. Inventory consists of finished goods and is valued utilizing the cost method at lower of cost or market on a first-in, first-out basis. In order to assess that our inventory is recorded properly at the lower of cost or market, we make certain assumptions regarding future demand and net realizable selling price. These assumptions are based on historical experience and current information and can have a significant impact on current and future operating results and financial position.

     Finite-lived assets. In evaluating the fair value and future benefits of finite-lived assets, we perform an analysis of the anticipated undiscounted future net cash flows of the related finite-lived assets and reduce their carrying value by the excess, if any, of the result of such calculation. This analysis includes factors such as future sales and projected profit margins. We believe at this time that the finite-lived assets' carrying values and useful lives continues to be appropriate.

NEW ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial position or results of operations of the Company.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. The adoption of SFAS No. 150 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In December 2003, the FASB issued FAS No. 132 (Revised) ("FAS 132-R"), Employer's Disclosure about Pensions and Other Postretirement Benefits. FAS 132-R retains disclosure requirements of the original FAS 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. FAS 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of FAS 132-R did not have a material effect on the Company's consolidated financial statements.

     In January 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, FSP FAS 106-1 requires certain disclosures pending further consideration of the underlying accounting issues. The guidance in FSP FAS 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The Company believes the adoption of this statement will not have a material impact on its consolidated financial statements.

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

     Our growth will largely depend on our ability to open and operate new stores successfully. We opened 95 stores in Fiscal 2003, 93 in Fiscal 2002, and 74 stores in Fiscal 2001. We plan to open approximately 95 stores in fiscal 2004, an increase of 21% over our store base as of the end of Fiscal 2003. We intend to continue to open a significant number of new stores in future years while remodeling a portion of our existing store base annually. Our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores. In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets.

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

     - expand our infrastructure to accommodate growth; and

     - generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our expansion plans.

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

OUR NET SALES AND INVENTORY LEVELS FLUCTUATE ON A SEASONAL BASIS, LEAVING OUR OPERATING RESULTS PARTICULARLY SUSCEPTIBLE TO CHANGES IN BACK-TO-SCHOOL AND HOLIDAY SHOPPING PATTERNS.

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

     If our future comparable store sales fail to meet the expectations of research analysts, then the market price of our common stock could decline substantially. You should refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information.

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

OUR CONCENTRATION OF STORES IN THE EASTERN UNITED STATES MAKES SUSCEPTIBLE TO ADVERSE CONDITIONS IN THIS REGION.

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

     The efficient operation of our stores is dependent on our ability to distribute merchandise to locations throughout the United States in a timely manner. Our distribution and warehouse facility in South River, New Jersey is operated by an independent third party. We depend on this third party to receive, sort, pack and distribute substantially all of our merchandise. This third party employs personnel represented by a labor union. Although there have been no work stoppages or disruptions since the inception of our relationship with this third party provider in 1991, we cannot assure you that there will be no disruptions in the future. We also use a separate third party transportation company to deliver our merchandise from our warehouses to our stores. Any failure by either of these third parties to respond adequately to our warehousing and distribution needs would disrupt our operations and negatively impact our profitability.

WE RELY ON A SMALL NUMBER OF VENDORS TO SUPPLY A SIGNIFICANT AMOUNT OF OUR MERCHANDISE, AND OUR FAILURE TO MAINTAIN GOOD RELATIONSHIPS WITH ONE OR MORE OF THEM COULD HARM OUR ABILITY TO SOURCE OUR PRODUCTS.

     In Fiscal 2003, we sourced 34% of our merchandise from our top three vendors. MFM Mias Fashion Mfg. Co, Inc. supplied 12%, and Niteks USA, Inc. and South Bay Apparel, Inc. each supplied 11% of our products. In addition, Federated Merchandising Group, or FMG, a wholly owned subsidiary of Federated Department Stores, Inc., acted as our agent with respect to the sourcing of 21% of our merchandise. Our relationships with our vendors generally are not on a contractual basis and do not assure adequate supply, quality or acceptable pricing on a long-term basis. Most of our vendors could discontinue selling to us at any time. If one or more of our significant vendors were to sever their relationship with us, we could be unable to obtain replacement products in a timely manner, which could cause our sales to decrease.

MOST OF OUR MERCHANDISE IS MANUFACTURED BY FOREIGN SUPPLIERS, THEREFORE THE AVAILABILITY AND COSTS OF THESE PRODUCTS MAY BE NEGATIVELY AFFECTED BY RISKS ASSOCIATED WITH INTERNATIONAL TRADE.

     Trade restrictions such as increased tariffs or quotas, or both, could affect the importation of apparel generally and increase the cost and reduce the supply of merchandise available to us. Much of our merchandise is sourced directly from foreign vendors in Europe, Asia and Central America. In addition, many of our domestic vendors maintain production facilities overseas. Some of these facilities are also located in regions which may be affected by political instability which could cause a disruption in trade. Any reduction in merchandise available to us or any increase in its cost due to tariffs, quotas or local political issues could have a material adverse effect on our results of operations.

THE DEPARTURE OF CERTAIN MEMBERS OF OUR SENIOR MANAGEMENT TEAM COULD ADVERSELY AFFECT OUR BUSINESS.

     The success of our business is dependent upon our senior management closely supervising all aspects of our business, in particular the operation of our stores and the designing of our merchandise. If we were to lose the benefit of this involvement, and in particular if we were to lose the services of Julian R. Geiger, our Chairman and Chief Executive Officer, and Christopher L. Finazzo, our Executive Vice President-Chief Merchandising Officer, our business could be adversely affected. In addition, Mr. Geiger and Mr. Finazzo maintain many of our vendor relationships, and the loss of either of them could negatively impact present vendor relationships. You should refer to the section entitled "Management" for more information.

OUR FAILURE TO PROTECT OUR TRADEMARKS AEROPOSTALE(R) AND, TO A LESSER EXTENT, AERO(TM) ADEQUATELY COULD HAVE A NEGATIVE IMPACT ON OUR BRAND IMAGE AND LIMIT OUR ABILITY TO PENETRATE NEW MARKETS.

     We believe that our trademarks AEROPOSTALE(R) and/or to a lesser extent, AERO(TM) are integral to our logo-driven design strategy. We have obtained a federal registration of the AEROPOSTALE(R) trademark in the United States and have applied for or obtained registrations in most foreign countries in which our vendors are located. We use the term "AERO" in many constantly changing designs and logos even though we have not applied to register the every variation or combinations thereof for adult clothing. We cannot assure you that the registrations we obtained will prevent the imitation of our products or infringement of our intellectual property rights by others. If any third party imitates our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected. Because we have not yet obtained federal registration for the AERO(TM) mark and have not registered the "AEROPOSTALE" mark in all categories or in all foreign countries in which we now or may in the future source or offer our merchandise, international expansion and our merchandising of non-apparel products using these marks could be limited.

     In addition, we cannot assure you that others will not try to block the manufacture, export or sale of our products as violative of their trademarks or other proprietary rights. Other entities may have rights to trademarks that contain the word "AERO" or may have registered similar or competing marks for apparel and accessories in foreign countries in which our vendors are located. Our applications for international registration of the AEROPOSTALE(R) mark have been rejected in a few countries in which our products are manufactured because third parties have already registered the mark for clothing in those countries. There may be other prior registrations in other foreign countries of which we are not aware. In all such countries, it may be possible for any third party owner of the national trademark registration for "AEROPOSTALE" to enjoin the manufacture, sale or exportation of Aeropostale branded goods to the United States. If we were unable to reach a licensing arrangement with these parties, our vendors may be unable to manufacture our products in those countries. Our inability to register our trademarks or purchase or license the right to use our trademarks or logos in these jurisdictions could limit our ability to obtain supplies from or manufacture in less costly markets or penetrate new markets should our business plan change to include selling our merchandise in those jurisdictions outside the United States.

OUR ABILITY TO ATTRACT CUSTOMERS TO OUR STORES DEPENDS HEAVILY ON THE SUCCESS OF THE SHOPPING MALLS IN WHICH WE ARE LOCATED.

     In order to generate customer traffic we must locate our stores in prominent locations within successful shopping malls. We cannot control the development of new shopping malls, the availability or cost of appropriate locations within existing or new shopping malls, or the success of individual shopping malls. Furthermore, factors beyond our control impact mall traffic, such as general economic conditions and consumer spending levels. A continued slowdown in the United States economy could negatively affect consumer spending and reduce mall traffic. A significant decrease in shopping mall traffic would have a material adverse effect on our results of operations.

THE EFFECTS OF WAR OR ACTS OF TERRORISM COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS AND FINANCIAL CONDITION.

     The continued threat of terrorism, heightened security measures and military action in response to an act of terrorism has disrupted commerce and has intensified the uncertainty of the U.S. economy. Any further acts of terrorism or a future war may disrupt commerce and undermine consumer confidence, which could negatively impact our sales revenue by causing consumer spending and/or mall traffic to decline. Furthermore, an act of terrorism or war, or the threat thereof, could negatively impact our business by interfering with our ability to obtain merchandise from foreign vendors. Inability to obtain merchandise from our foreign vendors or substitute suppliers at similar costs in a timely manner could adversely affect our operating results and financial condition.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               AEROPOSTALE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    28
Consolidated Balance Sheets as of February 1, 2003 and
  January 31, 2004..........................................    29
Consolidated Statements of Income for the fiscal year ended
  August 4, 2001, the six months ended February 3, 2001
  (unaudited) and February 2, 2002 and for the fiscal years
  ended February 1, 2003 and January 31, 2004...............    30
Consolidated Statements of Comprehensive Income for the
  fiscal year ended August 4, 2001, the six months ended
  February 3, 2001 (unaudited) and February 2, 2002 and for
  the fiscal years ended February 1, 2003 and January 31,
  2004......................................................    30
Consolidated Statements of Stockholders' Equity for the
  fiscal year ended August 4, 2001, for the six months ended
  February 2, 2002 and for the fiscal years ended February
  1, 2003 and January 31, 2004..............................    31
Consolidated Statements of Cash Flows for the fiscal year
  ended August 4, 2001, for the six months ended February 3,
  2001 (unaudited) and February 2, 2002 and for the fiscal
  years ended February 1, 2003 and January 31, 2004.........    32
Notes to Consolidated Financial Statements..................    33

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Aeropostale, Inc.

     We have audited the accompanying consolidated balance sheets of Aeropostale, Inc. and subsidiaries (the "Company") as of January 31, 2004 and February 1, 2003, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the fiscal years ended January 31, 2004, February 1, 2003 and August 4, 2001 and for the six months ended February 2, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2004 and February 1, 2003, and the results of its operations and its cash flows for the fiscal years ended January 31, 2004, February 1, 2003 and August 4, 2001 and for the six months ended February 2, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets as of August 5, 2001 to conform to Financial Accounting Standards Board Statement No. 142.

                                          /s/ DELOITTE & TOUCHE LLP

New York, New York
April 14, 2004

                               AEROPOSTALE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              FEBRUARY 1,   JANUARY 31,
                                                                 2003          2004
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 87,475      $138,356
  Merchandise inventory.....................................     46,645        61,807
  Other current assets......................................     10,669        12,284
                                                               --------      --------
     Total current assets...................................    144,789       212,447
Fixtures, equipment and improvements -- Net.................     69,448        92,578
Deferred income taxes.......................................      8,468           968
Other assets................................................        327         1,055
                                                               --------      --------
       Total assets.........................................   $223,032      $307,048
                                                               ========      ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $ 17,954      $ 30,477
  Accrued expenses..........................................     40,044        41,091
                                                               --------      --------
     Total current liabilities..............................     57,998        71,568
Other noncurrent liabilities................................     37,075        49,787
Commitment and contingencies
Stockholders' equity:
  Common stock -- par value, $0.01 per share; 200,000 shares authorized, 35,306 and 37,863 shares issued and
     outstanding............................................        353           379
  Treasury Stock at cost (630 shares).......................         --       (17,695)
  Additional paid-in capital................................     41,657        63,478
  Other comprehensive loss..................................         --          (672)
  Retained earnings.........................................     85,949       140,203
                                                               --------      --------
     Total stockholders' equity.............................    127,959       185,693
                                                               --------      --------
     Total liabilities and stockholders' equity.............   $223,032      $307,048
                                                               ========      ========

                See notes to consolidated financial statements.

                               AEROPOSTALE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                            FOR THE FISCAL                                     FOR THE FISCAL
                                              YEAR ENDED          SIX MONTHS ENDED               YEAR ENDED
                                            ---------------   -------------------------   -------------------------
                                               AUGUST 4,      FEBRUARY 3,   FEBRUARY 2,   FEBRUARY 1,   JANUARY 31,
                                                 2001            2001          2002          2003          2004
                                            ---------------   -----------   -----------   -----------   -----------
                                                              (UNAUDITED)
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET SALES.................................     $304,767        $184,369      $284,040      $550,904      $734,868
COST OF SALES.............................      218,618         124,611       180,054       388,301       505,152
                                               --------        --------      --------      --------      --------
    Gross profit..........................       86,149          59,758       103,986       162,603       229,716
                                               --------        --------      --------      --------      --------
COSTS AND EXPENSES:
  Selling, general and administrative
    expenses..............................       65,918          34,469        55,169       110,506       141,520
  Store closing expenses..................          815              --            --            --            --
  Amortization of negative goodwill.......         (234)           (116)           --            --            --
                                               --------        --------      --------      --------      --------
    Total costs and expenses..............       66,499          34,353        55,169       110,506       141,520
                                               --------        --------      --------      --------      --------
INCOME FROM OPERATIONS....................       19,650          25,405        48,817        52,097        88,196
INTEREST EXPENSE (INCOME) -- Net of
  interest income of $197, $21, $105, $399
  and $1,047..............................        1,671           1,082           292           (56)         (760)
                                               --------        --------      --------      --------      --------
INCOME BEFORE INCOME TAXES................       17,979          24,323        48,525        52,153        88,956
PROVISION FOR INCOME TAXES................        7,065           9,629        19,888        20,863        34,702
                                               --------        --------      --------      --------      --------
INCOME FROM CONTINUING OPERATIONS.........       10,914          14,694        28,637        31,290        54,254
DISCONTINUED OPERATIONS:
  Gain on disposal of discontinued
    operations net of tax expense of $257
    and $248..............................          405             388            --            --            --
                                               --------        --------      --------      --------      --------
  Gain on discontinued operations.........          405             388            --            --            --
CUMULATIVE EFFECT OF ACCOUNTING CHANGE....           --              --         1,632            --            --
                                               --------        --------      --------      --------      --------
NET INCOME................................     $ 11,319        $ 15,082      $ 30,269      $ 31,290      $ 54,254
                                               ========        ========      ========      ========      ========
BASIC NET INCOME PER COMMON SHARE:
  From continuing operations..............     $   0.32        $   0.46      $   0.89      $   0.90      $   1.49
  From discontinued operations............         0.01            0.01            --            --            --
  From cumulative accounting change.......           --              --          0.05            --            --
                                               --------        --------      --------      --------      --------
  Net income per share....................     $   0.33        $   0.47      $   0.94      $  0. 90      $   1.49
                                               ========        ========      ========      ========      ========
DILUTED NET INCOME PER COMMON SHARE:
  From continuing operations..............     $   0.28        $   0.40      $   0.78      $   0.82      $   1.40
  From discontinued operations............         0.01            0.01            --            --            --
  From cumulative accounting change.......           --              --          0.05            --            --
                                               --------        --------      --------      --------      --------
  Net income per share....................     $   0.29        $   0.41      $   0.83      $   0.82      $   1.40
                                               ========        ========      ========      ========      ========
Basic weighted average number of shares
  outstanding.............................       31,339          31,183        31,633        34,387        36,505
Diluted weighted average number of shares
  outstanding.............................       35,465          35,177        36,000        37,854        38,858

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                       FOR THE FISCAL                                         FOR THE FISCAL
                                         YEAR ENDED          SIX MONTHS ENDED                   YEAR ENDED
                                       ---------------   -------------------------   --------------------------------
                                          AUGUST 4,      FEBRUARY 3,   FEBRUARY 2,     FEBRUARY 1,      JANUARY 31,
                                            2001            2001          2002            2003              2004
                                       ---------------   -----------   -----------   ---------------   --------------
                                                         (UNAUDITED)   (IN THOUSANDS)
Net income...........................      $11,319         $15,082       $30,269         $31,290          $54,254
Other comprehensive loss, net of tax
  Minimum pension liability..........           --              --            --              --             (672)
                                           -------         -------       -------         -------          -------
Comprehensive income.................      $11,319         $15,082       $30,269         $31,290          $53,582
                                           =======         =======       =======         =======          =======

                See notes to consolidated financial statements.

                               AEROPOSTALE, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        COMMON STOCK                                  TREASURY STOCK,
                                      COMMON STOCK        NONVOTING      ADDITIONAL                       AT COST
                                     ---------------   ---------------    PAID-IN       DEFERRED     -----------------
                                     SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL     COMPENSATION   SHARES    AMOUNT
                                     ------   ------   ------   ------   ----------   ------------   ------   --------
                                                                      (IN THOUSANDS)
BALANCE, JULY 29, 2000:............  31,047    $310        66    $  1     $   640       $    --         --    $     --
  Net income.......................      --      --        --      --          --            --         --          --
  Stock options exercised..........      --      --       424       4           9            --         --          --
  Accrued dividend -- Series B
    redeemable preferred stock.....      --      --        --      --          --            --         --          --
                                     ------    ----    ------    ----     -------       -------      -----    --------
BALANCE, AUGUST 4, 2001:...........  31,047     310       490       5         649            --         --          --
  Net income.......................      --      --        --      --          --            --         --          --
  Stock options exercised..........      --      --       628       6         227            --         --          --
  Equity based compensation........      --      --        --      --       8,445        (8,445)        --          --
  Amortization of equity based
    compensation...................      --      --        --      --          --         3,972         --          --
  Accrued dividend -- Series B
    redeemable preferred stock.....      --      --        --      --          --            --         --          --
                                     ------    ----    ------    ----     -------       -------      -----    --------
BALANCE, FEBRUARY 2, 2002:.........  31,047     310     1,118      11       9,321        (4,473)        --          --
  Net income.......................      --      --        --      --          --            --         --          --
  Stock options exercised..........     533       5       733       8         274            --         --          --
  Tax benefit related to exercise
    of stock options...............      --      --        --      --       2,674            --         --          --
  Deferred offering costs..........      --      --        --      --      (1,981)           --         --          --
  Initial public offering..........   1,875      19        --      --      31,369            --         --          --
  Amortization of equity based
    compensation...................      --      --        --      --          --         4,473         --          --
  Conversion of common stock
    nonvoting to common stock......   1,851      19    (1,851)    (19)         --            --         --          --
  Accrued dividend -- Series B
    redeemable preferred stock.....      --      --        --      --          --            --         --          --
                                     ------    ----    ------    ----     -------       -------      -----    --------
BALANCE, FEBRUARY 1, 2003:.........  35,306     353        --      --      41,657            --         --          --
  Net income.......................      --      --        --      --          --            --         --          --
  Stock options exercised..........   2,557      26        --      --       1,039            --         --          --
  Tax benefit related to exercise
    of stock options...............      --      --        --      --      20,782            --         --          --
  Repurchase of common stock.......      --      --        --      --          --            --       (630)    (17,695)
  Other comprehensive loss.........      --      --        --      --          --            --         --          --
                                     ------    ----    ------    ----     -------       -------      -----    --------
BALANCE, JANUARY 31, 2004:.........  37,863    $379        --    $ --     $63,478       $    --       (630)   $(17,695)
                                     ======    ====    ======    ====     =======       =======      =====    ========


                                         OTHER
                                     COMPREHENSIVE   RETAINED
                                        (LOSS)       EARNINGS    TOTAL
                                     -------------   --------   --------
                                          (IN THOUSANDS)
BALANCE, JULY 29, 2000:............          --      $ 15,055   $ 16,006
  Net income.......................          --        11,319     11,319
  Stock options exercised..........          --            --         13
  Accrued dividend -- Series B
    redeemable preferred stock.....          --        (1,048)    (1,048)
                                       --------      --------   --------
BALANCE, AUGUST 4, 2001:...........          --        25,326     26,290
  Net income.......................          --        30,269     30,269
  Stock options exercised..........          --            --        233
  Equity based compensation........          --            --         --
  Amortization of equity based
    compensation...................          --            --      3,972
  Accrued dividend -- Series B
    redeemable preferred stock.....          --          (574)      (574)
                                       --------      --------   --------
BALANCE, FEBRUARY 2, 2002:.........          --        55,021     60,190
  Net income.......................          --        31,290     31,290
  Stock options exercised..........          --            --        287
  Tax benefit related to exercise
    of stock options...............          --            --      2,674
  Deferred offering costs..........          --            --     (1,981)
  Initial public offering..........          --            --     31,388
  Amortization of equity based
    compensation...................          --            --      4,473
  Conversion of common stock
    nonvoting to common stock......          --            --         --
  Accrued dividend -- Series B
    redeemable preferred stock.....          --          (362)      (362)
                                       --------      --------   --------
BALANCE, FEBRUARY 1, 2003:.........          --        85,949    127,959
  Net income.......................          --        54,254     54,254
  Stock options exercised..........          --            --      1,065
  Tax benefit related to exercise
    of stock options...............          --            --     20,782
  Repurchase of common stock.......          --            --    (17,695)
  Other comprehensive loss.........        (672)           --       (672)
                                       --------      --------   --------
BALANCE, JANUARY 31, 2004:.........    $   (672)     $140,203   $185,693
                                       ========      ========   ========

                               AEROPOSTALE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE FISCAL                                     FOR THE FISCAL
                                                         YEAR ENDED          SIX MONTHS ENDED               YEAR ENDED
                                                       ---------------   -------------------------   -------------------------
                                                          AUGUST 4,      FEBRUARY 3,   FEBRUARY 2,   FEBRUARY 1,   JANUARY 31,
                                                            2001            2001          2002          2003          2004
                                                       ---------------   -----------   -----------   -----------   -----------
                                                                         (UNAUDITED)
                                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................     $ 11,319        $ 15,082      $ 30,269      $ 31,290      $ 54,254
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization....................        3,938           1,698         3,124         8,212        12,518
    Amortization of tenant allowances and above
      market leases..................................       (1,917)           (869)       (1,315)       (3,350)       (4,624)
    Impairment charge................................          815              --            --           781           400
    Amortization of negative goodwill................         (234)           (116)           --            --            --
    Equity based compensation charge.................           --              --         3,972         4,473            --
    (Loss) gain on discontinued operations...........         (662)           (636)           --            --            --
    Deferred rent, net...............................        1,132             540           406         2,265         1,927
    Pension expense..................................          247             125           133           241           558
    Tax effect of non qualified stock options........           --              --            --         2,674        20,782
    Deferred income taxes............................        2,843            (292)       (2,168)       (1,202)        6,404
    Cumulative effect of accounting change...........           --              --        (1,632)           --            --
    Changes in operating assets and liabilities:
      Merchandise inventory..........................      (10,713)         14,282        20,700        (8,666)      (15,162)
      Other current assets...........................        2,432           1,570           389        (3,169)       (2,297)
      Other assets...................................           21             (22)           --           174          (787)
      Accounts payable...............................       (2,501)         (7,653)          684         3,959        12,523
      Accrued expenses and other noncurrent
        liabilities..................................       12,844          14,571        28,316        14,838        17,004
                                                          --------        --------      --------      --------      --------
        Net cash provided by operating activities....       19,564          38,280        82,878        52,520       103,500
                                                          --------        --------      --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixtures, equipment and
    improvements.....................................      (23,916)        (10,977)       (9,392)      (29,718)      (35,926)
                                                          --------        --------      --------      --------      --------
    Net cash used in investing activities............      (23,916)        (10,977)       (9,392)      (29,718)      (35,926)
                                                          --------        --------      --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised............................           13               4           233           287         1,065
  Net proceeds from initial public offering..........           --              --            --        31,388            --
  Offering costs related to initial public
    offering.........................................           --              --            --        (1,981)           --
  Net borrowings under revolving credit facility.....        8,280         (25,275)      (35,267)           --            --
  Payment of deferred finance costs..................         (220)             --            --            --           (63)
  Payment and redemption of dividends................           --              --            --        (9,979)           --
  Purchase of treasury stock.........................           --              --            --            --       (17,695)
                                                          --------        --------      --------      --------      --------
    Net cash provided by (used in) financing
      activities.....................................        8,073         (25,271)      (35,034)       19,715       (16,693)
                                                          --------        --------      --------      --------      --------
    Net cash used in discontinued operations.........         (932)           (958)           --            --            --
                                                          --------        --------      --------      --------      --------
NET INCREASE IN CASH AND CASH EQUIVALENTS............        2,789           1,074        38,452        42,517        50,881
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......        3,717           3,717         6,506        44,958        87,475
                                                          --------        --------      --------      --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............     $  6,506        $  4,791      $ 44,958      $ 87,475      $138,356
                                                          ========        ========      ========      ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid..................................     $  1,953        $  1,883      $ 10,699      $ 19,649      $ 13,839
                                                          ========        ========      ========      ========      ========
  Interest paid......................................     $  1,724        $  1,026      $    391      $    298      $    234
                                                          ========        ========      ========      ========      ========
SIGNIFICANT NONCASH INVESTING AND FINANCING
  TRANSACTIONS:
  Accrued dividends -- Series B redeemable preferred
    stock............................................     $  1,048        $    508      $    574      $    362      $     --
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

     The Company provides customers with a focused selection of high-quality, active-oriented, fashion basic merchandise at compelling values. Aeropostale maintains complete control over its proprietary brand by designing and sourcing all of its merchandise. The Company's products can be purchased only in our stores, which sell Aeropostale merchandise exclusively. The Company's stores creates a fun and high energy shopping experience through the use of creative visual merchandising, colorful in-store signage, bright lighting, popular music and an enthusiastic, well-trained sales force. The average store size of approximately 3,500 square feet is generally smaller than that of its mall-based competitors and the Company believes that this enables it to achieve higher sales productivity and project a sense of activity and excitement. As of January 31, 2004, the Company operated 459 stores in 41 states.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Fiscal Year -- The Company elected to change its fiscal year from a 52/53 week year that ends on the Saturday nearest to July 31 to a 52/53 week year that ends on the Saturday nearest to January 31, effective for the transition period ended on February 2, 2002. For tax purposes, the Company has retained its July year-end. As used herein, "Fiscal 2003" refers to the fiscal year ended January 31, 2004, "Fiscal 2002" refers to the fiscal year ended February 1, 2003, "Fiscal 2001" refers to the fiscal year ended August 4, 2001, and "Transition 2001" refers to the six month period from August 5, 2001 to February 2, 2002. Similarly, "Transition 2000" refers to the six month period from July 30, 2000 to February 3, 2001. All references to amounts related to the six months ended February 3, 2001 are unaudited. Transition 2001 has twenty-six weeks while Transition 2000 has twenty-seven weeks.

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

     Effective the first quarter of 2001, the Company adjusted the estimated useful lives for store fixtures and equipment from 7 to 10 years and computer equipment and software from 3 to 5 years. The Company examined and reviewed its accounting policies and practices and determined that revised useful lives reflect a more accurate timing of the economic benefits to be received from such assets. The change in estimate had a $0.6 million (net of tax benefit of $0.4 million) impact on the Fiscal 2001 results.

     Impairment of Long-lived Assets -- The Company evaluates Long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed of. Long-lived assets are evaluated for recoverability in accordance with SFAS No. 144 whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset is recognized.

     In Fiscal 2001, the Company recorded store closing expenses of $0.8 million to reflect the write-down of leasehold improvements and stores fixtures and equipment to their net realizable value, in seven stores closed by October 2001. The Company did not incur any other costs associated with such store closings.

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

     Deferred Financing Costs -- Deferred financing costs are amortized over the life of the debt using the straight-line method. Net deferred financing charges were $0.2 million, $0.1 million, $0.2 million, $0.1 million and $0.1 million net of accumulated amortization of $12,000, $0.4 million, $46,000, $0.1 million and $10,000 at the end of Fiscal 2001, Transition 2000 (unaudited), Transition 2001, Fiscal 2002 and Fiscal 2003, respectively. These amounts are included in other assets in the balance sheets.

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

     Marketing -- Marketing costs, which includes internet, television, print, radio and other media advertising and collegiate athlete conference sponsorships, are expensed as incurred and were $2.2 million, $1.3 million, $1.8 million, $5.7 million and $4.1 million for Fiscal 2001, Transition 2000(unaudited), Transition 2001, Fiscal 2002 and Fiscal 2003, respectively.

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

                                  FISCAL           TRANSITION                 FISCAL
                                 ---------   -----------------------   ---------------------
                                   2001         2000         2001        2002        2003
                                 ---------   -----------   ---------   ---------   ---------
                                             (UNAUDITED)
Expected volatility............          0            0            0          70%         70%
Expected life..................  5.0 years    5.0 years    5.0 years   4.0 years   4.7 years
Risk-free interest rate........       5.41%        5.44%        4.25%       3.29%       2.81%
Expected dividend yield........          0%           0%           0%          0%          0%

     Set forth below are the Company's income from continuing operations, net income, income from continuing operations per share and net income per share presented "as reported" and pro forma as if compensation cost had been recognized in accordance with the provisions of SFAS No. 123:

                                     FISCAL         TRANSITION              FISCAL
                                     -------   ---------------------   -----------------
                                      2001        2000        2001      2002      2003
                                     -------   -----------   -------   -------   -------
                                               (UNAUDITED)
Income from continuing operations:
  As reported......................  $10,914     $14,694     $28,637   $31,290   $54,254
  Deduct: total stockbased
     compensation expense
     determined under the fair
     value method, net of taxes....      (23)         (9)        (41)      (45)     (375)
                                     -------     -------     -------   -------   -------
  Pro-forma........................  $10,891     $14,685     $28,596   $31,245   $53,879
                                     =======     =======     =======   =======   =======
Net income:
  As reported......................  $11,319     $15,082     $30,269   $31,290   $54,254
  Deduct: total stockbased
     compensation expense
     determined under the fair
     value method, net of taxes....      (23)         (9)        (41)      (45)     (375)
                                     -------     -------     -------   -------   -------
  Pro-forma........................  $11,296     $15,073     $30,228   $31,245   $53,879
                                     =======     =======     =======   =======   =======
Basic income from continuing
  operations per share:
  As reported......................  $  0.32     $  0.46     $  0.89   $  0.90   $  1.49
  Deduct: total stockbased
     compensation expense
     determined under the fair
     value method, net of taxes....    (0.01)         --          --        --     (0.01)
                                     -------     -------     -------   -------   -------
  Pro-forma........................  $  0.31     $  0.46     $  0.89   $  0.90   $  1.48
                                     =======     =======     =======   =======   =======

                                     FISCAL         TRANSITION              FISCAL
                                     -------   ---------------------   -----------------
                                      2001        2000        2001      2002      2003
                                     -------   -----------   -------   -------   -------
                                               (UNAUDITED)
Basic net income per share:
  As reported......................  $  0.33     $  0.47     $  0.94   $  0.90   $  1.49
  Deduct: total stockbased
     compensation expense
     determined under the fair
     value method, net of taxes....       --          --          --        --     (0.01)
                                     -------     -------     -------   -------   -------
  Pro-forma........................  $  0.33     $  0.47     $  0.94   $  0.90   $  1.48
                                     =======     =======     =======   =======   =======
Diluted income from continuing
  operations per share:
  As reported......................  $  0.28     $  0.40     $  0.78   $  0.82   $  1.40
  Deduct: total stockbased
     compensation expense
     determined under the fair
     value method, net of taxes....       --          --          --        --     (0.01)
                                     -------     -------     -------   -------   -------
  Pro-forma........................  $  0.28     $  0.40     $  0.78   $  0.82   $  1.39
                                     =======     =======     =======   =======   =======
Diluted net income per share:
  As reported......................  $  0.29     $  0.41     $  0.83   $  0.82   $  1.40
  Deduct: total stockbased
     compensation expense
     determined under the fair
     value method, net of taxes....       --          --       (0.01)       --     (0.01)
                                     -------     -------     -------   -------   -------
  Pro-forma........................  $  0.29     $  0.41     $  0.82   $  0.82   $  1.39
                                     =======     =======     =======   =======   =======

     The following table summarizes stock option transactions for common stock (shares in thousands):

                                      FISCAL 2001       TRANSITION 2001       FISCAL 2002         FISCAL 2003
                                   -----------------   -----------------   -----------------   -----------------
                                            WEIGHTED            WEIGHTED            WEIGHTED            WEIGHTED
                                            AVERAGE             AVERAGE             AVERAGE             AVERAGE
                                            EXERCISE            EXERCISE            EXERCISE            EXERCISE
                                   SHARES    PRICE     SHARES    PRICE     SHARES    PRICE     SHARES    PRICE
                                   ------   --------   ------   --------   ------   --------   ------   --------
Outstanding, beginning of
  period.........................  4,633     $0.11     5,208     $0.19      5,420    $ 0.27     4,156    $ 0.36
  Granted........................  1,227      0.43       848      0.85         20     15.55       496     13.57
  Exercised......................   (425)     0.03      (628)     0.37     (1,265)     0.23    (2,557)     0.42
  Forfeited......................   (227)     0.23        (8)     0.47        (19)     0.30       (34)     8.07
                                   -----     -----     -----     -----     ------    ------    ------    ------
Outstanding, end of period.......  5,208     $0.19     5,420     $0.27      4,156    $ 0.36     2,061    $ 3.34
                                   =====     =====     =====     =====     ======    ======    ======    ======
Options exercisable at
  period-end.....................    973     $0.19     1,048     $0.18      4,136    $ 0.29     1,636    $ 0.62
                                   =====     =====     =====     =====     ======    ======    ======    ======
Weighted average fair value of
  options granted during the
  year...........................            $0.10               $0.16               $ 8.56              $ 7.92
                                             =====               =====               ======              ======

     The following table summarizes information concerning currently outstanding options at January 31, 2004:

                                     AVERAGE       NUMBER
                      NUMBER        REMAINING    EXERCISABLE
                   OUTSTANDING     CONTRACTUAL       AT
                  AT JANUARY 31,      LIFE       JANUARY 31,
EXERCISE PRICES        2004          (YEARS)        2004
---------------   --------------   -----------   -----------
    $ 0.03              708             --            708
      0.39              483            1.6            483
      0.51               97            2.0             97
      0.85              309            2.8            309
     11.44               29            2.2             29
     13.13               20            4.2             --
     13.41              385            4.2             --
     15.55               10            2.6             10
     17.70               10            3.3             --
     27.85               10            2.6             --
                      -----                         -----
                      2,061                         1,636
                      =====                         =====

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

     Derivatives -- SFAS No. 133 and 138, Accounting for Derivative Instruments and Hedging Activities, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities requiring all companies to recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 138 is an amendment to SFAS No. 133, which amended or modified certain issues discussed in SFAS No. 133. The Company has no derivative transactions.

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

                                                FISCAL       TRANSITION           FISCAL
                                                ------   ------------------   ---------------
MERCHANDISE CATEGORIES                           2001       2000       2001    2002     2003
----------------------                          ------   -----------   ----   ------   ------
                                                         (UNAUDITED)
Young Women's.................................    49%         47%       56%     58%      60%
Young Men's...................................    39          42        33      30       27
Accessories...................................    12          11        11      12       13
                                                 ---         ---       ---     ---      ---
Total Merchandise Sales.......................   100%        100%      100%    100%     100%
                                                 ===         ===       ===     ===      ===

     The Company does not rely on any major customers as a source of revenue.

     New Accounting Standards -- In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial position or results of operations of the Company.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement will be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the period of adoption. The adoption of SFAS No. 150 did not have a material impact on the Company's results of operations, financial position or cash flows.

     In December 2003, the FASB issued FAS No. 132 (Revised) ("FAS 132-R"), Employer's Disclosure about Pensions and Other Postretirement Benefits. FAS 132-R retains disclosure requirements of the original FAS 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. FAS 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of FAS 132-R did not have a material effect on the Company's consolidated financial statements.

     In January 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Regardless of whether a sponsor elects that deferral, FSP FAS 106-1 requires certain disclosures pending further consideration of the underlying accounting issues. The guidance in FSP FAS 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The Company believes the adoption of this statement will not have a material impact on its consolidated financial statements.

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

     Certain Risks Concentration -- The Company had three suppliers who in the aggregate constituted 36%, 30%, 41%, 37% and 34% of the Company's purchases for Fiscal 2001, Transition 2000 (unaudited), Transition 2001, Fiscal 2002 and Fiscal 2003, respectively. The loss of any of these suppliers could adversely affect the Company's operations.

4.  CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     In connection with the purchase of all the shares of the Company from Federated Specialty Stores, Inc. (a wholly-owned subsidiary of Federated Department Stores, Inc.) on August 3, 1998 ("Acquisition"), the Company recorded gross negative goodwill in the amount of $12.8 million that was being amortized over an estimated life of ten years.

     In connection with the decision to discontinue the operations of the Chelsea Cambell business, an allocation of the negative goodwill was made between the Aeropostale and the Chelsea Cambell businesses based upon their relative fair values at the Acquisition date. As a result of such allocation, $8.8 million of unamortized negative goodwill was written off as part of the gain on disposal of the Chelsea Cambell business. The remaining negative goodwill allocated to Aeropostale continued to be amortized over its estimated life of ten years. Net negative goodwill was $1.9 million and $1.6 million at the end of Fiscal 2000 and Fiscal 2001, respectively.

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

                                       FISCAL       TRANSITION            FISCAL
                                       -------   -----------------   -----------------
                                        2001      2000      2001      2002      2003
                                       -------   -------   -------   -------   -------
                                               (UNAUDITED)
Income from continuing operations....  $10,914   $14,694   $28,637   $31,290   $54,254
Adjusted income from continuing
  operations.........................   10,680    14,578    28,637    31,290    54,254
Net income...........................   11,319    15,082    30,269    31,290    54,254
Adjusted net income..................   11,085    14,966    28,637    31,290    54,254
Diluted income from continuing
  operations per share...............  $  0.28   $  0.40   $  0.78   $  0.82   $  1.40
Adjusted diluted income from
  continuing operations per share....     0.27      0.40      0.78      0.82      1.40
Diluted net income per share.........     0.29      0.41      0.83      0.82      1.40
Adjusted net income per share........     0.28      0.41      0.78      0.82      1.40

5.  OTHER CURRENT ASSETS

     Other current assets consist of the following:

                                                         FEBRUARY 1, 2003   JANUARY 31, 2004
                                                         ----------------   ----------------
Prepaid expenses.......................................      $ 1,544            $ 2,681
Prepaid rent...........................................        4,857              6,148
Deferred taxes.........................................          682                 --
Other receivables......................................        3,586              3,455
                                                             -------            -------
                                                             $10,669            $12,284
                                                             =======            =======

6.  FIXTURES, EQUIPMENT AND IMPROVEMENTS -- NET

     Fixtures, equipment and improvements -- net, consist of the following:

                                                         FEBRUARY 1, 2003   JANUARY 31, 2004
                                                         ----------------   ----------------
Leasehold improvements.................................      $49,766            $ 68,143
Store fixtures and equipment...........................       26,457              35,175
Computer equipment and software........................        6,886               9,346
Construction in progress...............................        2,622               7,428
                                                             -------            --------
                                                              85,731             120,092
Less accumulated depreciation and amortization.........       16,283              27,514
                                                             -------            --------
                                                             $69,448            $ 92,578
                                                             =======            ========

     Depreciation and amortization expense from continuing operations amounted to $3.8 million, $1.6 million, $3.1 million, $8.9 million and $12.8 million for Fiscal 2001, Transition 2000 (unaudited), Transition 2001, Fiscal 2002 and Fiscal 2003, respectively.

7.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                         FEBRUARY 1, 2003   JANUARY 31, 2004
                                                         ----------------   ----------------
Accrued compensation...................................      $ 7,838            $11,165
Sales and use tax......................................        1,158              1,718
Accrued rent...........................................        4,950              6,925
Accrued gift certificates and credits..................        6,761              8,492
Income tax payable.....................................       14,248              4,825
Deferred tax liability.................................           --                895
Other..................................................        5,089              7,071
                                                             -------            -------
                                                             $40,044            $41,091
                                                             =======            =======

8.  OTHER NONCURRENT LIABILITIES

     Other noncurrent liabilities consist of the following:

                                                         FEBRUARY 1, 2003   JANUARY 31, 2004
                                                         ----------------   ----------------
Deferred rent..........................................      $33,301            $44,997
Above market rental liability..........................        1,231                588
Unfunded pension liability.............................        2,543              4,202
                                                             -------            -------
                                                             $37,075            $49,787
                                                             =======            =======

     In connection with the Acquisition, the Company recorded a liability to reflect leases that were at above-market rental rates. This liability will be amortized as a reduction of future rental expenses over the respective lease lives. The amortization was $0.8 million for Fiscal 2001, $0.4 million for Transition 2000 (unaudited) and Transition 2001, $0.7 million for Fiscal 2002 and $0.6 million for Fiscal 2003.

9.  REVOLVING CREDIT FACILITY

     During Fiscal 2003, the Company amended its loan and security agreement with Fleet Retail Finance Inc. Under the Amended and Restated Loan and Security agreement, the Company may borrow or obtain letters of credit up to an aggregate of $25 million (the "Credit Facility") with letters of credit having a sub-limit of $15 million. The Facility matures on September 30, 2005. The maximum borrowing availability under the Credit Facility of $25 million is a reduction of $30 million from amounts previously available under the Credit Facility. The company elected to reduce its Credit Facility by $30 million based upon it's current cash balances and projections for its future cash flows. Under the Credit Facility, the Company will realize cost savings due to lower loan commitment fees. Indebtedness under the Credit Facility is collateralized by the assets of the Company. Borrowings under the Credit Facility bear interest at the Company's option, either at (a) the lender's prime rate or (b) the Euro Dollar Rate plus 1.25% to 1.75%, dependant upon the Company's financial performance. Additionally, the Company must pay commitment fees on any unused portion of the Credit Facility at an annualized rate of 0.375% on the difference between the loan aggregate of $25 million and the borrowings (including outstanding letters of credit) at the preceding month-end. In connection with the Credit Facility, the Company incurred a one-time financing fee of $0.1 million, which is being amortized over the term of the Credit Facility. Such amount is recorded as additional interest expense. There are no covenants in the Credit Facility requiring the Company to achieve certain earnings levels and there are no capital spending limitations. There are certain negative covenants under the Credit Facility, including but not limited to, limitations on the Company's ability to incur other indebtedness, encumber its assets, or undergo a change of control. Additionally, the Company is required to maintain a ratio of 2:1 for the value of the Company's inventory to the amount of the loans under the Credit Facility. As of January 31, 2004, the Company was in compliance with all covenants under the Credit Facility. On January 31, 2003 and February 1, 2003, the Company had $0 in borrowings outstanding under the amended Credit Facility and the prior Credit Facility, respectively, and no stand-by or commercial letters of credit had been issued under the facilities.

     The average amount of borrowings outstanding during Fiscal 2001, Transition 2001, Fiscal 2002 and Fiscal 2003 were $18.5 million, $10.0 million, $1.6 million and $0 at a weighted average interest rate of 7.70%, 5.57%, 5.99% and 0% excluding an unused line fee of $0.1 million, $0.1 million, $0.2 million and $0.2 million, respectively.

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

     Net income per common share has been computed as follows:

                                                                 FISCAL 2001
                                                              -----------------
                                                               BASIC    DILUTED
                                                              -------   -------
Income from continuing operations...........................  $10,914   $10,914
Preferred stock dividends...................................   (1,048)   (1,048)
                                                              -------   -------
Income from continuing operations available for per-share
  calculation...............................................    9,866     9,866
Income from discontinued operations.........................      405       405
                                                              -------   -------
Net income available for per-share calculation..............  $10,271   $10,271
                                                              =======   =======
Average shares of common stock outstanding..................   31,339    31,339
Stock options...............................................       --     4,126
                                                              -------   -------
Total average equivalent shares.............................   31,339    35,465
                                                              =======   =======
Per Common Share:
Income from continuing operations...........................  $  0.32   $  0.28
Income from discontinued operations.........................     0.01      0.01
                                                              -------   -------
Net income..................................................  $  0.33   $  0.29
                                                              =======   =======

                                                              TRANSITION
                                                 -------------------------------------
                                                       2001                2002
                                                 -----------------   -----------------
                                                  BASIC    DILUTED    BASIC    DILUTED
                                                 -------   -------   -------   -------
                                                              (UNAUDITED)
Income from continuing operations..............  $14,694   $14,694   $28,637   $28,637
Preferred stock dividends......................     (508)     (508)     (574)     (574)
                                                 -------   -------   -------   -------
Income from continuing operations available for
  per-share calculation........................   14,186    14,186    28,063    28,063
Income from discontinued operations............      388       388        --        --
Cumulative effect of accounting change.........       --        --     1,632     1,632
                                                 -------   -------   -------   -------
Net income available for per-share
  calculation..................................  $14,574   $14,574   $29,695   $29,695
                                                 =======   =======   =======   =======
Average shares of common stock outstanding.....   31,183    31,183    31,633    31,633
Stock options..................................       --     3,994        --     4,367
                                                 -------   -------   -------   -------
Total average equivalent shares................   31,183    35,177    31,633    36,000
                                                 =======   =======   =======   =======
Per Common Share:
Income from continuing operations..............  $  0.46   $  0.40   $  0.89   $  0.78
Income from discontinued operations............     0.01      0.01        --        --
Cumulative effect of accounting change.........       --        --      0.05      0.05
                                                 -------   -------   -------   -------
Net income.....................................  $  0.47   $  0.41   $  0.94   $  0.83
                                                 =======   =======   =======   =======

                                                    FISCAL 2002         FISCAL 2003
                                                 -----------------   -----------------
                                                  BASIC    DILUTED    BASIC    DILUTED
                                                 -------   -------   -------   -------
Net income.....................................  $31,290   $31,290   $54,254   $54,254
Preferred stock dividends......................     (362)     (362)       --        --
                                                 -------   -------   -------   -------
Net income available for per-share
  calculation..................................  $30,928   $30,928   $54,254   $54,254
                                                 =======   =======   =======   =======
Average shares of common stock outstanding.....   34,387    34,387    36,505    36,505
Stock options..................................       --     3,467(1)      --    2,353
                                                 -------   -------   -------   -------
Total average equivalent shares................   34,387    37,854    36,505    38,858
                                                 =======   =======   =======   =======
Per Common Share:
Income from continuing operations..............  $  0.90   $  0.82   $  1.49   $  1.40
Net income.....................................  $  0.90   $  0.82   $  1.49   $  1.40
                                                 =======   =======   =======   =======

---------------

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

     During 1998, the Company sold a total of 31,047,060 shares of voting common stock $0.01 par value for proceeds of $1.0 million in connection with the Acquisition. The common stock is entitled to one vote per share. Bear Stearns Merchant Banking owned 65.7% of the Company's outstanding shares of common stock and had the right to designate a majority of the members of the Board of Directors. Bear Stearns Merchant Banking elected five persons out of nine persons designated by the Company's by-laws to be directors.

     On May 21, 2002, the Company completed an initial public offering of 14,375,000 shares of common stock of which 1,875,000 and 12,500,000 shares were offered by the Company and certain selling stockholders, respectively, at a price to the public of $18.00 per share. Upon completing the offering, net proceeds of $31.4 million and $209.3 million were distributed to the Company and selling stockholders, respectively. The Company is authorized to issue 200,000,000 shares of common stock $0.01 par value, and 5,000,000 shares of undesignated preferred stock, $0.01 par value. In connection with the Company's offering, all of the Company's outstanding shares of non-voting common stock were converted into 1,851,000 shares of common stock. $10.0 million of the $31.4 million of the net proceeds to the Company were used to redeem all of the outstanding shares of 12 1/2% Series B redeemable preferred stock and pay all accrued and unpaid dividends thereon (Note 12). The remainder of the proceeds were used for working capital, general corporate purposes and new store openings. The Company also incurred a $0.1 million compensation charge for a bonus for certain management stockholders in connection with the completion of the initial public offering.

     On August 1, 2003, certain stockholders of the Company completed a secondary offering of 8,222,500 shares of common stock, at a price to the public of $25.00. The Company did not receive any proceeds from the sale of shares of the common stock sold by the selling stockholders. The Company incurred $0.6 million in offering expenses related to the secondary offering.

     Stock Option Plans -- During 1998, the Company adopted a stock option plan under which it may grant non-qualified and qualified stock options to purchase up to 6,585,740 shares of the Company's Common Stock $0.01 par value (which may be voting or nonvoting) to executives, consultants, directors, or other key employees (the "Stock Option Plan"). Options may have a maximum term of up to eight years and qualified stock options may not be granted at less than the fair market value at the date of grant. Vesting provisions of the options will be determined by the Board of Directors at the date of option grants; however, all outstanding options will immediately vest upon an initial public offering of the Company's Common Stock or a sale of the Company. On December 21, 2001, the Company granted 565,997 options with an exercise price of $0.85 per share which was at a price less than fair market value of $15.77 per share. The equity based compensation expense totaled $8.4 million, of which $0.8 million and $3.1 million were recorded in cost of sales and selling, general and administrative expenses, respectively, in the six months and the fifty-two weeks ended February 2, 2002. The unamortized balance of $4.5 million associated with the immediate vesting of options upon the consummation of the initial public offering, were recorded in the fiscal year ended February 1, 2003 of which $1.0 million and $3.5 million were recorded in cost of sales and selling, general and administrative expenses, respectively.

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

12.  REDEEMABLE PREFERRED STOCK

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

     Cumulative dividends on the Series B Preferred Stock are payable at the rate of 12.5 percent per annum, quarterly on the first day of November, February, May, and August, based on face value. Dividends not declared and paid will also accrue dividends at the same annual rate. Unpaid dividends on a quarterly basis are then payable in Series B preferred stock. As of February 2, 2002, the Company had accrued $3.4 million in dividends which is recorded as Redeemable Preferred Stock which upon the liquidation, rank senior to all classes of common stock. In connection with the Company's offering, all of the Company's outstanding shares of 12 1/2% Series B redeemable preferred stock were redeemed and all accrued and unpaid dividends payed thereon.

13.  EMPLOYEE BENEFIT PLANS

     The Company has a retirement plan with a 401(k) salary deferral feature that covers substantially all of its employees who meet certain requirements. Under the terms of the plan, employees may contribute up to 14 percent of gross earnings and the Company will provide a matching contribution of 50 percent of the first 5 percent of gross earnings contributed by the participants. The Company may, at its option, make additional contributions. The terms of the plan provide for vesting in the Company's matching contributions to the plan over a five-year service period with 50 percent vesting after year three, an additional 25 percent vesting after year four, and participants will be fully vested after year five. The Company expensed contributions for the retirement plan of $0.3 million, $0.1 million, $0.2 million, $0.3 million, and $0.4 million for Fiscal 2001, Transition 2000 (unaudited), Transition 2001, Fiscal 2002, and Fiscal 2003, respectively.

     The Company maintains a supplemental executive retirement plan ("SERP"), which is an unfunded defined benefit plan for certain executives. The benefits are based on years of service and the employee's highest average pay during any five years within the ten-year period prior to retirement.

     The following information on the Company's pension plan is provided:

                                                              FEBRUARY 1,   JANUARY 31,
                                                                 2003          2004
                                                              -----------   -----------
CHANGE IN BENEFIT OBLIGATION:
  Net benefit obligation at beginning of period.............    $ 2,588       $ 2,997
  Service cost..............................................        101           184
  Interest cost.............................................        182           315
  Actuarial loss............................................        170         2,338
  Gross benefits paid.......................................        (44)          (81)
                                                                -------       -------
  Net benefit obligation at end of period...................    $ 2,997       $ 5,753
                                                                =======       =======
  Accumulated benefit obligation............................    $ 1,648       $ 4,202
                                                                =======       =======
CHANGE IN PLAN ASSETS:
  Fair value of plan assets at beginning of period..........    $    --       $    --
  Employer contributions....................................         44            81
  Gross benefits paid.......................................        (44)          (81)
  Actual return on plan assets..............................         --            --
                                                                -------       -------
  Fair value of plan assets at end of period................    $    --       $    --
                                                                =======       =======
  Funded status at end of period............................    $(2,997)      $(5,753)
  Unrecognized net actuarial gain...........................        424         2,652
  Prior service and cost....................................         30            --
  Unrecognized transition amount............................         --            --
                                                                -------       -------
  Accrued benefit cost......................................    $(2,543)      $(3,101)
  Additional minimum liability..............................         --        (1,101)
                                                                -------       -------
  Net amount recognized.....................................    $(2,543)      $(4,202)
                                                                =======       =======

     Pension expenses includes the following components:

                                               FISCAL       TRANSITION           FISCAL
                                               ------   ------------------   ---------------
                                                2001       2000       2001    2002     2003
                                               ------   -----------   ----   ------   ------
                                                        (UNAUDITED)
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost.................................   $ 89       $ 45       $ 45    $101     $184
Interest cost................................    155         79         86     182      315
Prior service cost...........................     --         --         --      --       30
Amortization of prior experience loss
  (gain).....................................      3          1          2       2      110
                                                ----       ----       ----    ----     ----
Net periodic benefit cost....................   $247       $125       $133    $285     $639
                                                ====       ====       ====    ====     ====
WEIGHTED-AVERAGE ASSUMPTIONS USED:
Discount rate................................      7%         7%         7%   6.75%       6%
Rate of compensation increase................    4.5%       4.5%       4.5%    4.5%     4.5%

14.  INCOME TAXES

     The provision for income taxes included within continuing operations for Fiscal 2001, Transition 2000 (unaudited), Transition 2001, Fiscal 2002 and Fiscal 2003 consists of the following:

                                         FISCAL      TRANSITION           FISCAL
                                         ------   ----------------   -----------------
                                          2001     2000     2001      2002      2003
                                         ------   ------   -------   -------   -------
                                                (UNAUDITED)
Federal:
  Current..............................  $4,730   $7,977   $18,386   $18,420   $23,966
  Deferred.............................   1,074      (56)   (1,896)   (1,092)    5,178
                                         ------   ------   -------   -------   -------
                                          5,804    7,921    16,490    17,328    29,144
                                         ------   ------   -------   -------   -------
State and local:
  Current..............................     758    1,457     3,777     3,645     4,332
  Deferred.............................     503      251      (379)     (110)    1,226
                                         ------   ------   -------   -------   -------
                                          1,261    1,708     3,398     3,535     5,558
                                         ------   ------   -------   -------   -------
                                         $7,065   $9,629   $19,888   $20,863   $34,702
                                         ======   ======   =======   =======   =======

     Reconciliation of the U.S. statutory rate with the Company's effective tax rate excluding discontinued operations is summarized as follows:

                                  FISCAL             TRANSITION                    FISCAL
                                -----------   -------------------------   -------------------------
                                   2001          2000          2001          2002          2003
                                -----------   -----------   -----------   -----------   -----------
                                              (UNAUDITED)
Federal statutory rate........     34.0%         34.0%         35.0%         35.0%          35.0%
Increase (decrease) in tax
  resulting from:
  State income taxes (net of
     federal tax benefits)....      4.6           4.6           4.6           4.6             4.1
  Nondeductible goodwill
     amortization and
     write-off................     (0.5)         (0.5)           --            --              --
  Change in federal tax
     rate.....................       --            --           (.3)           --              --
  Other.......................      1.2           1.5           1.7           0.4            (0.1)
                                   ----          ----          ----          ----        --------
Effective rate................     39.3%         39.6%         41.0%         40.0%          39.0%
                                   ====          ====          ====          ====        ========

     As of February 1, 2003 and January 31, 2004, the components of the net deferred income tax assets (liability) are as follows:

                                                              FEBRUARY 1,   JANUARY 31,
                                                                 2003          2004
                                                              -----------   -----------
Current:
  Inventory.................................................    $  103         (1,694)
  Accrued vacation..........................................       271            336
  Other.....................................................       308            463
                                                                ------       --------
Total current...............................................    $  682       $   (895)
                                                                ======       ========

                                                              FEBRUARY 1,   JANUARY 31,
                                                                 2003          2004
                                                              -----------   -----------
Noncurrent:
  Fixed assets..............................................     4,030         (4,210)
  Acquired lease liability..................................       511            242
  Deferred rent.............................................     2,420          3,192
  State income taxes........................................      (512)            39
  Equity based compensation.................................     2,019          1,705
                                                                ------       --------
Total noncurrent............................................     8,468            968
                                                                ------       --------
Net deferred income tax assets..............................    $9,150       $     73
                                                                ======       ========

15.  COMMITMENTS AND CONTINGENCIES

     The Company is committed under noncancelable leases for all its store and office space, expiring at various dates through July 2011. The leases generally provide for minimum rent plus additional increases in real estate taxes, certain operating expenses, etc. Certain leases also require contingent rent based on sales.

     As of January 31, 2004, the aggregate minimum annual rent commitments are as follows:

FISCAL
YEAR                                                           TOTAL
------                                                        -------
2004........................................................   43,099
2005........................................................   39,097
2006........................................................   35,930
2007........................................................   35,569
2008........................................................   35,076
Thereafter..................................................  109,275
                                                              -------
Total.......................................................  295,046
                                                              =======

     Rental expense consists of the following:

                                     FISCAL         TRANSITION              FISCAL
                                     -------   ---------------------   -----------------
                                      2001      2000        2001        2002      2003
                                     -------   -------   -----------   -------   -------
                                               (UNAUDITED)
Minimum rentals....................  $21,073   $10,255     $11,915     $30,233   $39,018
Contingent rentals.................    1,379       691       1,915       3,673     5,683
Office space rentals...............      777       363         439         832     1,068

     Employment Agreements -- As of January 31, 2004, the Company had outstanding employment contracts expiring in fiscal 2004. The amount payable for these contracts is $1.0 million.

     Legal Proceedings -- Various suits and claims arising in the course of business are pending against the Company and its subsidiaries. In the opinion of management, dispositions of these matters are not expected to materially affect the Company's consolidated financial position, cash flows or results from operations.

     Guarantees -- The Company has not provided any financial guarantees as of January 31, 2004.

16.  RELATED PARTY TRANSACTIONS

     Sponsor Fee -- The Company had a Management Services Agreement with the holder of the Series B Preferred Stock and the majority shareholder of the Company's voting common stock. The services consist of formulating and implementing business strategies, including identifying and assisting the Company in evaluating corporate opportunities, such as marketing opportunities, and financial strategies. In addition, assistance has been provided for lending, security holder and public relations matters. The agreement calls for annual payments equal to the greater of $0.2 million or 3 percent of earnings before interest, income taxes, depreciation and amortization ("EBITDA," as defined) up to a maximum of $0.5 million. Such fees aggregated $0.5 million for Fiscal 2001, $0.4 million for Transition 2000 (unaudited) and Transition 2001 and $0.1 million for Fiscal 2002. The agreement was terminated upon the consummation of the initial public offering.

     Leases -- The Company is the lessee under operating leases where the landlord is a stockholder of the Company who is longer a related party at the end of Fiscal 2002 (Note 15).

     Loans to Executives -- In 1999, the Company repurchased all of its outstanding shares of Series A Preferred Stock from Federated Department Stores, Inc. This triggered a loan forgiveness provision contained in loan agreements regarding loans that Federated had previously made to Mr. Geiger and Mr. Mills. This loan forgiveness caused Messrs. Geiger and Mills to incur significant tax liability in 1999. The Company therefore extended interest free loans in the amount of $70,000 to both Mr. Geiger and Mr. Mills to cover this tax liability. Mr. Geiger and Mr. Mills each repaid the full amount of the loan in February 2002 and currently do not have any outstanding indebtedness to the Company.

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

     Operating results of discontinued operations are as follows:

                                                        FISCAL    TRANSITION    TRANSITION
                                                         2000        2000          2001
                                                        -------   -----------   ----------
                                                                  (UNAUDITED)
Net sales.............................................  $35,117     $2,854        $2,854
                                                        =======     ======        ======
Income (loss) from discontinued operations:
  Before income taxes.................................  $(9,531)    $   --        $   --
  Estimated net gain on disposal......................    6,749        662           636
  Income tax benefit (expense)........................    4,784       (257)         (248)
                                                        -------     ------        ------
Net gain..............................................  $ 2,002     $  405        $  388
                                                        =======     ======        ======

     During Fiscal 2001, the Company was able to negotiate settlements on future lease obligations and incurred better than expected profitability on the closing of the Chelsea Cambell stores and therefore realized a reversal of the estimated loss on disposal of $0.7 million

     The July 29, 2000 loss from discontinued operations before income taxes includes ($24.5 million) in cost of goods sold, ($6.2 million) in payroll expense, ($14.1 million) in nonpayroll expenses, $0.6 million in amortization of negative goodwill, and an estimated loss from operations during the phase-out period subsequent to July 29, 2000 of ($0.8 million), and other revenue of $0.4 million.

     The estimated net gain on disposal includes the write-off of negative goodwill of $8.8 million, the lease termination costs of ($2.5 million), write-offs of tenant liabilities, acquired lease liabilities, and deferred rent of $1.3 million and other expenses of ($0.9 million).

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
                                    =======         =====         =====      =====   =======

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                  THIRTEEN WEEKS ENDED
                                                     -----------------------------------------------
                                                     MAY 4,    AUGUST 3,   NOVEMBER 2,   FEBRUARY 1,
                                                      2002       2002         2002          2003
                                                     -------   ---------   -----------   -----------
FISCAL 2002
  Net sales........................................  $85,130    $90,141     $169,210      $206,423
  Gross profit.....................................   24,149     24,094       50,902        63,458
  Net income (loss)................................      592     (1,978)      15,001        17,675
     Basic net income (loss) per share.............     0.01      (0.06)        0.43          0.50
     Diluted net income (loss) per share...........     0.01      (0.06)        0.39          0.46

                                                                 THIRTEEN WEEKS ENDED
                                                   ------------------------------------------------
                                                    MAY 3,    AUGUST 2,   NOVEMBER 1,   JANUARY 31,
                                                     2003       2003         2003          2004
                                                   --------   ---------   -----------   -----------
FISCAL 2003
  Net sales......................................  $112,211   $129,944     $220,071      $272,642
  Gross profit...................................    30,250     35,582       73,922        89,962
  Net income.....................................     2,112      2,742       21,878        27,522
     Basic net income per share..................      0.06       0.08         0.59          0.74
     Diluted net income per share................      0.05       0.07         0.56          0.71

     The per share amounts are calculated independently for each thirteen-week period presented. The sum of the thirteen weeks may not equal the full year per share amounts.

19.  SUBSEQUENT EVENTS

     On March 9, 2004, the Company announced a three-for-two stock split on all shares of its common stock that will be effected in the form of a stock dividend. The stock split will entitle all shareholders of record at the close of business on April 12, 2004 to receive one additional share of common stock for every two shares of common stock held on that date. The additional shares will be distributed to shareholders on or about April 26, 2004. Cash will be paid in lieu of issuing fractional shares based on the closing price of the Company's common stock on April 12, 2004 (as adjusted for the stock split). During November 2003, the Board of Directors authorized a share repurchase program of its outstanding common stock in the amount of $35.0 million. As of the end of Fiscal 2003, the Company had repurchased $17.7 million of its common stock under this authorization. On March 9, 2004, the Board of Directors approved an increase of $35.0 million in addition to the amount previously authorized under the share repurchase program. In addition, we recently entered into employment agreements with 6 of our executives, copies of which have been filed as exhibits to the Company's annual report on Form 10-K for Fiscal 2003 in which these financial statements are included.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 9A.  CONTROLS AND PROCEDURES

     Pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our fiscal year ended January 31, 2004, our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company's internal controls over financial reporting.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1. The consolidated financial statements set forth in Part II, Item 8.

         2. Financial Statement Schedule II Valuation and Qualifying Accounts

         3. Exhibits included or incorporated herein:

                                 EXHIBIT INDEX

EXHIBIT
NO.                               DESCRIPTION
-------                           -----------
 3.1      Form of Amended and Restated Certificate of Incorporation.+
 3.2      Form of Amended and Restated By-Laws.+
 4.1      Specimen Common Stock Certificate.+
 4.2      Stockholders' Agreement, dated as of August 3,1998, by and among MSS-Delaware, Inc., MSS Acquisition Corp. II,
          Federated Specialty Stores, Inc., Julian R. Geiger, David R.
          Geltzer and John S. Mills.+
10.1      Aeropostale, Inc. 1998 Stock Option Plan.+
10.2      Aeropostale, Inc. 2002 Long-Term Incentive Plan.+
10.3      Management Services Agreement, dated as of July 31, 1998,
          between MSS-Delaware, Inc. and MSS Acquisition Corp. II.+
10.4      Loan and Security Agreement, dated July 31, 1998 between
          Bank Boston Retail Finance Inc., as agent for the lenders
          party thereto (the "Lenders"), the Lenders and MSS-Delaware,
          Inc.+
10.5      First Amendment to Loan and Security Agreement, dated
          November 8, 1999, by and between Bank Boston Retail Finance
          Inc., as agent for the Lenders, the Lenders and
          MSS-Delaware, Inc.+
10.6      Second Amendment to Loan and Security Agreement, dated May
          2, 2002, by and between Fleet Retail Finance Inc. (f/k/a
          Bank Boston Retail Finance), as agent for the Lenders, the
          Lenders and Aeropostale, Inc. (f/k/a MSS-Delaware, Inc.).+
10.7      Third Amendment to Loan and Security Agreement, dated June
          13, 2001, by and between Fleet Retail Finance Inc. (f/k/a
          Bank Boston Retail Finance), as agent for the Lenders, the
          Lenders and Aeropostale, Inc. (f/k/a MSS-Delaware, Inc.).+
10.8      Fourth Amendment to Loan and Security Agreement, dated
          February 2, 2002, by and between Fleet Retail Finance Inc.
          (f/k/a Bank Boston Retail Finance), as agent for the
          Lenders, the Lenders and Aeropostale, Inc. (f/k/a
          MSS-Delaware, Inc.).+
10.9      Sublease Agreement, dated February 5, 2002, between the
          United States Postal Services and Aeropostale, Inc.+
10.10     Merchandise Servicing Agreement, dated March 1, 1999,
          between American Consolidation, Inc. and MSS Delaware, Inc.+
10.11     Interim Merchandise Servicing Agreement, dated as of
          February 11, 2002, by and between American Consolidation
          Inc. and Aeropostale, Inc.+
10.12     Sourcing Agreement, dated July 22, 2002, by and among
          Federated Department Stores, Inc., Specialty Acquisition
          Corporation and Aeropostale, Inc.++
10.13     Fifth Amendment to Loan and Security Agreement, dated April
          15, 2002, by and between Fleet Retail Finance Inc. (f/k/a
          Bank Boston Retail Finance), as agent for the Lenders, the
          Lenders and Aeropostale, Inc. (f/k/a MSS-Delaware, Inc.).+
10.14     Amendment No. 1 to Stockholders' Agreement, dated April 23,
          2002, by and among Aeropostale, Inc., Bear Stearns MB
          1998-1999 Pre-Fund, LLC and Julian R. Geiger.+
10.15     Employment Agreement, dated as of February 1, 2002, between
          Aeropostale, Inc. and Julian R. Geiger.+
10.16     Employment Agreement, dated February 1, 2002, between
          Aeropostale, Inc. and Christopher L. Finazzo.++
10.17     Employment Agreement, dated February 1, 2002, between
          Aeropostale, Inc. and John S. Mills.++
10.18     Fifth Amendment to Loan and Security Agreement, dated
          October 7, 2003, by and between Fleet Retail Finance Inc.
          (f/k/a Bank Boston Retail Finance), as agent for the
          Lenders, the Lenders and Aeropostale, Inc. (f/k/a
          MSS-Delaware, Inc). +++
10.19     Employment agreement, dated as of February 1, 2004, between
          Aeropostale, Inc. and Julian R. Geiger.
10.20     Employment agreement, dated as of February 1, 2004, between
          Aeropostale, Inc. and Christopher L. Finazzo.
10.21     Employment agreement, dated as of February 1, 2004, between
          Aeropostale, Inc. and John S. Mills.
10.22     Employment agreement, dated as of February 1, 2004, between
          Aeropostale, Inc. and Michael J. Cunningham.

EXHIBIT
NO.                               DESCRIPTION
-------                           -----------
10.23     Employment agreement, dated as of February 1, 2004, between
          Aeropostale, Inc. and Thomas P. Johnson.
10.24     Employment agreement, dated as of February 1, 2004, between
          Aeropostale, Inc. and Olivera Lezic-Zangas.
21.1      List of subsidiaries of Aeropostale, Inc.+
23.1      Consent of Deloitte & Touche LLP.
31.1      Certification by Julian R. Geiger, Chairman and Chief
          Executive Officer, pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002.
31.2      Certification by Michael J. Cunningham, Executive Vice
          President and Chief Financial Officer, pursuant to Section
          302 of the Sarbanes-Oxley Act of 2002.
32.1      Certification by Julian R. Geiger pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.
32.2      Certification by Michael J. Cunningham pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.

---------------

  *  Filed herewith.

  + Incorporated by reference to the Registration Statement on Form S-1, originally filed by Aeropostale, Inc. on March 8, 2002 (Registration No. 333-84056).

 ++ Incorporated by reference to the Registrant's Annual Report on 10-Q, for the fiscal year ended February 1, 2003 (File No. 001-31314).

+++ Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q, for the quarterly period ended November 1, 2003 (File No. 001-31314).

 (b) Reports on Form 8-K:

         1. The Registrants Current Report on Form 8-K, dated April 10, 2003, related to monthly historical net sales.

         2. The Registrant's Current Report on Form 8-K, dated May 7, 2003, related to monthly historical net sales.

         3. The Registrant's Current Report on Form 8-K, dated May 22, 2003, related to second quarter earnings.

         4. The Registrant's Current Report on Form 8-K, dated June 4, 2003, related to monthly historical net sales.

         5. The Registrant's Current Report on Form 8-K, dated July 9, 2003, related to monthly historical net sales.

         6. The Registrant's Current Report on Form 8-K, dated August 6, 2003, related to monthly historical net sales.

         7. The Registrant's Current Report on Form 8-K, dated August 21, 2003, related to quarterly earnings monthly historical net sales.

         8. The Registrant's Current Report on Form 8-K, dated September 3, 2003, related to monthly historical net sales.

         9. The Registrant's Current Report on Form 8-K, dated September 30, 2003, related to the resignation of one of the members on Company's Board of Directors.

        10. The Registrant's Current Report on Form 8-K, dated October 8, 2003, related to monthly historical net sales.

        11. The Registrant's Current Report on Form 8-K, dated November 3, 2003, related to monthly historical net sales.

        12. The Registrant's Current Report on Form 8-K, dated November 20, 2003, related to quarterly earnings.

        13. The Registrant's Current Report on Form 8-K, dated December 4, 2003, related to monthly historical net sales.

        14. The Registrant's Current Report on Form 8-K, dated January 7, 2004, related to monthly historical net sales.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AEROPOSTALE, INC.

Date: April 14, 2004                      By:     /s/ JULIAN R. GEIGER
                                            ------------------------------------
                                                      Julian R. Geiger
                                             Chairman, Chief Executive Officer,
                                                         and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

              SIGNATURE                                 TITLE                       DATE
              ---------                                 -----                       ----

         /s/ JULIAN R. GEIGER                     Julian R. Geiger             April 14, 2004
--------------------------------------   Chairman, Chief Executive Officer,
           Julian R. Geiger               and Director (Principal Executive
                                                      Officer)


          /s/ JOHN S. MILLS              President, Chief Operating Officer,   April 14, 2004
--------------------------------------              and Director
            John S. Mills


      /s/ MICHAEL J. CUNNINGHAM          Executive Vice President and Chief    April 14, 2004
--------------------------------------            Financial Officer
        Michael J. Cunningham               (Principal Financial Officer)


         /s/ ALAN C. SIEBELS                Vice President -- Controller       April 14, 2004
--------------------------------------     (Principal Accounting Officer)
           Alan C. Siebels


          /s/ BODIL ARLANDER                          Director                 April 14, 2004
--------------------------------------
            Bodil Arlander


          /s/ RONALD BEEGLE                           Director                 April 14, 2004
--------------------------------------
            Ronald Beegle


      /s/ MARY ELIZABETH BURTON                       Director                 April 14, 2004
--------------------------------------
        Mary Elizabeth Burton


           /s/ DAVID EDWAB                            Director                 April 14, 2004
--------------------------------------
             David Edwab


          /s/ JOHN D. HOWARD                          Director                 April 14, 2004
--------------------------------------
            John D. Howard


        /s/ DAVID B. VERMYLEN                         Director                 April 14, 2004
--------------------------------------
          David B. Vermylen

                                  AEROPOSTALE

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                BALANCE BEGINNING   AMOUNTS CHARGED TO   WRITE-OFFS AGAINST   BALANCE END OF
     RESERVE FOR RETURNS:           OF PERIOD           NET INCOME            RESERVE             PERIOD
     --------------------       -----------------   ------------------   ------------------   --------------
Year Ended January 31, 2004...        $418               $22,878              $22,624              $672
Year Ended February 1, 2003...         299                18,561               18,442               418
Six months Ended February 2,
  2002........................         213                10,464               10,378               299
Year Ended August 4, 2001.....         221                10,404               10,412               213