Form 10-Q
period 2004-05-01
AEROPOSTALE INC
filed 2004-06-09
CIK 1168213

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE QUARTERLY PERIOD ENDED MAY 1, 2004



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO         .

                       COMMISSION FILE NUMBER: 001-31314

                               AEROPOSTALE, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      31-1443880
           (State of incorporation)                 (I.R.S. Employer Identification No.)

       112 W. 34TH STREET, NEW YORK, NY                            10120
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

     As of May 28, 2004, the registrant had 55,490,601 shares of common stock outstanding.

                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION..........................................    2
  Item 1.  Condensed Consolidated Financial Statements (unaudited).....    2
           Condensed Consolidated Balance Sheets as of May 1, 2004 and
           January 31, 2004............................................    2
           Condensed Consolidated Statements of Income for the thirteen
           weeks ended May 1, 2004 and May 3, 2003.....................    3
           Condensed Consolidated Statements of Cash Flows for the
           thirteen weeks ended May 1, 2004 and May 3, 2003............    4
           Notes to the Condensed Consolidated Financial Statements....    5
  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   10
  Item 3.  Quantitative and Qualitative Disclosures About Market
           Risk........................................................   16
  Item 4.  Controls and Procedures.....................................   16

PART II. OTHER INFORMATION.............................................   17
  Item 1.  Legal Proceedings...........................................   17
  Item 2.  Changes in Securities and Use of Proceeds...................   17
  Item 3.  Defaults Upon Senior Securities.............................   17
  Item 4.  Submission of Matters to a Vote of Security Holders.........   17
  Item 5.  Other Information...........................................   17
  Item 6.  Exhibits and Reports on Form 8-K............................   17
SIGNATURES.............................................................   18
Certifications.........................................................

                             FINANCIAL INFORMATION

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               AEROPOSTALE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                               MAY 1,     JANUARY 31,
                                                                2004         2004
                                                              ---------   -----------
                                                                              (1)
                                                                  (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $104,069     $138,356
  Merchandise inventory.....................................    70,958       61,807
  Other current assets......................................    17,865       12,284
                                                              --------     --------
     Total current assets...................................   192,892      212,447
FIXTURES, EQUIPMENT AND IMPROVEMENTS -- Net.................   101,410       92,578
OTHER ASSETS................................................     2,029        2,023
                                                              --------     --------
       TOTAL ASSETS.........................................  $296,331     $307,048
                                                              ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 34,372     $ 30,477
  Accrued expenses..........................................    30,011       41,091
                                                              --------     --------
     Total current liabilities..............................    64,383       71,568
OTHER NONCURRENT LIABILITIES................................    55,721       49,787
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock -- par value, $0.01 per share; 300,000 shares
     authorized, 57,258 and 56,795 shares issued(2).........       573          379
  Treasury stock at cost (1,773 and 945 shares)(2)..........   (36,336)     (17,695)
  Additional paid-in capital................................    67,947       63,478
  Other comprehensive loss..................................      (672)        (672)
  Deferred compensation.....................................    (1,749)          --
  Retained earnings.........................................   146,464      140,203
                                                              --------     --------
     Total stockholders' equity.............................   176,227      185,693
                                                              --------     --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........  $296,331     $307,048
                                                              ========     ========

---------------

Note (1) Balance sheet as of January 31, 2004 derived from audited consolidated financial statements

      (2) As adjusted for 3 for 2 stock split effected April 26, 2004.

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                 13 WEEKS ENDED
                                                              ---------------------
                                                               MAY 1,      MAY 3,
                                                                2004        2003
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
NET SALES...................................................  $167,654    $112,211
COST OF SALES (including certain buying, occupancy and
  warehousing expenses).....................................   118,547      81,961
                                                              --------    --------
  Gross profit..............................................    49,107      30,250
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................    39,105      26,967
                                                              --------    --------
INCOME FROM OPERATIONS......................................    10,002       3,283
INTEREST INCOME -- Net......................................      (259)       (181)
                                                              --------    --------
INCOME BEFORE INCOME TAXES..................................    10,261       3,464
PROVISION FOR INCOME TAXES..................................     4,000       1,352
                                                              --------    --------
NET INCOME..................................................  $  6,261    $  2,112
                                                              ========    ========
BASIC NET INCOME PER COMMON SHARE(*)........................  $   0.11    $   0.04
                                                              ========    ========
DILUTED NET INCOME PER COMMON SHARE(*)......................  $   0.11    $   0.04
                                                              ========    ========
Basic weighted average shares outstanding(*)................    55,820      53,133
                                                              ========    ========
Diluted weighted average shares outstanding(*)..............    57,700      57,706
                                                              ========    ========

---------------

(*) As adjusted for 3 for 2 stock split effected April 26, 2004

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                13 WEEKS ENDED
                                                              ------------------
                                                               MAY 1,    MAY 3,
                                                                2004      2003
                                                              --------   -------
                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  6,261   $ 2,112
  Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Depreciation and amortization..........................     3,370     2,476
     Amortization of tenant allowances and above market
      leases................................................    (1,277)     (978)
     Deferred rent, net.....................................       627       429
     Tax effect of non-qualified stock options..............     2,612     2,080
     Pension expense........................................     1,920       180
     Non-cash equity compensation charge....................        87        --
     Changes in operating assets and liabilities:
       Merchandise inventory................................    (9,151)   (1,797)
       Other current assets.................................    (5,582)     (954)
       Other assets.........................................       (14)       (2)
       Accounts payable.....................................     3,895     1,880
       Accrued expenses and other liabilities...............    (6,416)   (3,312)
                                                              --------   -------
          Net cash (used in) provided by operating
           activities.......................................    (3,668)    2,114
                                                              --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixtures, equipment and improvements.........   (12,193)   (8,627)
                                                              --------   -------
     Cash used in investing activities......................   (12,193)   (8,627)
                                                              --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options exercised...................................       215       125
  Purchase of treasury stock................................   (18,641)       --
                                                              --------   -------
     Net cash (used in) provided by financing activities....   (18,426)      125
                                                              --------   -------
DECREASE IN CASH AND CASH EQUIVALENTS.......................   (34,287)   (6,388)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..............   138,356    87,475
                                                              --------   -------
CASH AND CASH EQUIVALENTS, END OF PERIOD....................  $104,069   $81,087
                                                              ========   =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Income taxes paid.........................................  $ 10,259   $ 2,845
                                                              ========   =======
  Interest expense paid.....................................  $     23   $    51
                                                              ========   =======

           See notes to condensed consolidated financial statements.

                               AEROPOSTALE, INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)

1. BASIS OF PRESENTATION

     Aeropostale, Inc. (together with its wholly-owned subsidiary, Aeropostale West, Inc., the "Company" or "Aeropostale") is a mall-based specialty retailer of casual apparel and accessories for young women and young men. As of May 1, 2004, the Company operated 489 stores in 42 states.

     The accompanying Unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Those adjustments that are, in the opinion of management, necessary for a fair presentation of the results of the interim periods, have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year. The Unaudited Condensed Consolidated Financial Statements should be read in conjunction with the Audited Consolidated Financial Statements and notes thereto filed with the Company's Annual Report on Form 10-K for the year ended January 31, 2004, which was filed with the Securities and Exchange Commission on April 14, 2004.

     References to a particular year are to the Company's fiscal year, which is the 52 or 53 week period ending on the Saturday closest to January 31st of the following calendar year. For example, references to "Fiscal 2003" mean the fiscal year ending January 31, 2004 and a reference to "Fiscal 2004" is a reference to the fiscal year ending January 29, 2005. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

     On March 9, 2004, the Company announced a three-for-two stock split on all shares of its common stock that was effected in the form of a stock dividend. Shareholders' equity has been restated to give retroactive recognition to the stock split in prior periods and all share and per share amounts have been restated to give effect to the stock split.

2. STOCK BASED COMPENSATION

     The Company periodically grants stock options to employees. Pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company accounts for stock-based employee compensation arrangements using the intrinsic value method. Accordingly, no compensation expense has been recorded in the consolidated financial statements with respect to option grants. The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation -- Transition and Disclosure, an Amendment of FASB Statement No.
123. If compensation cost for the Company's stock based compensation plans had been determined in accordance with the fair value method prescribed by SFAS No. 123, the Company's net income would have been:

                               AEROPOSTALE, INC.

                                                                   13 WEEKS ENDED
                                                              -------------------------
                                                                MAY 1,        MAY 3,
                                                                 2004          2003
                                                              -----------   -----------
Net income:
  As reported...............................................    $6,261        $2,112
  Add: Restricted stock amortization net of taxes recorded
     within net income......................................        53            --
  Deduct: total stock based compensation expense determined
     under the fair value method, net of taxes..............      (265)          (68)
                                                                ------        ------
  Pro-forma.................................................    $6,049        $2,044
                                                                ======        ======
Basic net income per share:
  As reported...............................................    $ 0.11        $ 0.04
  Deduct: total stock based compensation expense determined
     under the fair value method, net of taxes..............        --            --
                                                                ------        ------
  Pro-forma.................................................    $ 0.11        $ 0.04
                                                                ======        ======
Diluted net income per share:
  As reported...............................................    $ 0.11        $ 0.04
  Deduct: total stock based compensation expense determined
     under the fair value method, net of taxes..............     (0.01)           --
                                                                ------        ------
  Pro-forma.................................................    $ 0.10        $ 0.04
                                                                ======        ======

     The weighted average fair value of the Company's stock options was calculated using the Black-Scholes Option Pricing Model with the following weighted average assumptions used for grants in their respective periods. For the thirteen weeks ended May 1, 2004: no dividend yield; expected volatility of 70%; risk free interest rate of 2.72%; and expected life of 5 years. For the thirteen weeks ended May 3, 2003: no dividend yield; expected volatility of 70%; risk free interest rate of 2.81%; and expected life of 4.72 years. There were 480 thousand options granted during the thirteen weeks ended May 1, 2004 with a weighted average fair value of $6.7 million. There were 744 thousand options granted during the thirteen weeks ended May 3, 2003 with a weighted average fair value of $3.9 million.

3. COMPREHENSIVE INCOME

     Accumulated other comprehensive loss only consists of the minimum pension liability, which is calculated annually in the fourth quarter. The following table shows the computation of comprehensive income:

                                                                   13 WEEKS ENDED
                                                              -------------------------
                                                                MAY 1,        MAY 3,
                                                                 2004          2003
                                                              -----------   -----------
Net income..................................................    $6,261        $2,112
Other comprehensive loss, net of tax
  Minimum pension liability.................................        --            --
                                                                ------        ------
Comprehensive income........................................    $6,261        $2,112
                                                                ======        ======

                               AEROPOSTALE, INC.

4. RECENT ACCOUNTING STANDARDS

     In December 2003, the Financial Accounting Standards Board ("FASB") issued FAS No. 132 (Revised) ("FAS 132-R"), Employer's Disclosure about Pensions and Other Postretirement Benefits. FAS 132-R retains disclosure requirements of the original FAS 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. FAS 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of FAS 132-R did not have a material effect on the Company's condensed consolidated financial statements.

     In March 2004, the FASB published an Exposure Draft, Shares-Based Payment, an amendment of FASB Statements No. 123 and 95. Under this FASB proposal, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. This proposed statement would be effective for fiscal years beginning after December 15, 2004. The Company currently accounts for stock options under APB No. 25. The pro-forma impact of expensing options is disclosed in Note 2.

5. EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share. Basic earnings per share have been computed based upon the weighted average of common shares outstanding. Diluted earnings per share gives effect to outstanding stock options.

                                                     13 WEEKS ENDED      13 WEEKS ENDED
                                                    ----------------    ----------------
                                                      MAY 1, 2004         MAY 3, 2003
                                                    ----------------    ----------------
                                                    BASIC    DILUTED    BASIC    DILUTED
                                                    ------   -------    ------   -------
Net income available for per-share calculation....  $6,261   $6,261     $2,112   $2,112
                                                    ======   ======     ======   ======
Weighted average shares of common stock
  outstanding.....................................  55,820   55,820     53,133   53,133
Dilutive stock options............................      --    1,880(a)      --    4,573(a)
                                                    ------   ------     ------   ------
Total average equivalent shares...................  55,820   57,700     53,133   57,706
                                                    ======   ======     ======   ======
Net income per common share.......................  $ 0.11   $ 0.11     $ 0.04   $ 0.04
                                                    ======   ======     ======   ======

---------------

(a) Options to purchase 480 thousand shares and 668 thousand shares for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively, were not included in the computation of dilutive shares because of their anti-dilutive effect

6. REVOLVING CREDIT FACILITY

     The Amended and Restated Loan and Security agreement allows the Company to borrow or obtain letters of credit up to an aggregate of $25 million (the "Credit Facility") with letters of credit having a sub-limit of $15 million. The Facility matures on September 30, 2005. Indebtedness under the Credit Facility is collateralized by the assets of the Company. Borrowings under the Credit Facility bear interest at the Company's option, either at (a) the lender's prime rate or (b) the Euro Dollar Rate plus 1.25% to 1.75%, dependant upon the Company's financial performance. Additionally, the Company must pay commitment fees on any unused portion of the Credit Facility at an annualized rate of 0.375% on the difference between the loan aggregate of $25 million and the borrowings (including outstanding letters of credit) at the preceding month-end. There are no covenants in the Credit Facility requiring the Company

                               AEROPOSTALE, INC.

to achieve certain earnings levels and there are no capital spending limitations. There are certain negative covenants under the Credit Facility, including but not limited to, limitations on the Company's ability to incur other indebtedness, encumber its assets, or undergo a change of control. Additionally, the Company is required to maintain a ratio of 2:1 for the value of the Company's inventory to the amount of the loans under the Credit Facility. As of May 1, 2004, the Company was in compliance with all covenants under the Credit Facility. On May 1, 2004 and January 31, 2004, the Company had $0 in borrowings outstanding under the amended Credit Facility, and no stand-by or commercial letters of credit had been issued under the facility.

7. RETIREMENT BENEFIT PLANS

     The Company has a qualified, defined benefit retirement plan with a 401(k) salary deferral feature that covers substantially all of its employees who meet certain requirements. Under the terms of the plan, employees may contribute up to 14% of gross earnings and the Company will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants. The Company may, at its option, make additional contributions. The terms of the plan provide for vesting in the Company's matching contributions to the plan over a five-year service period with 50% vesting after year three, an additional 25% vesting after year four, and participants will be fully vested after year five. The Company expensed contributions for the retirement plan of $0.1 million for the thirteen weeks ended May 1, 2004 and $0.1 million for the thirteen weeks ended May 3, 2003.

     The Company maintains a supplemental executive retirement plan ("SERP") which is a nonqualified defined benefit plan for certain officers. The plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and allocates this cost to service periods. The pension plan is unfunded. The actuarial assumptions used to calculate pension costs are reviewed annually.

     The components of net periodic pension benefit cost are as follows:

                                                              13 WEEKS ENDED
                                                              ---------------
                                                              MAY 1,   MAY 3,
                                                               2004     2003
                                                              ------   ------
Service cost................................................  $   70    $ 46
Interest cost...............................................     173      79
Expected return on plan assets..............................      --      --
Amortization of prior service cost..........................      19       8
Amortization of net loss....................................      94      28
Loss recognized due to settlement...........................   1,396      --
                                                              ------    ----
Net periodic pension benefit cost...........................  $1,752    $161
                                                              ======    ====

     The Company expects to make a contribution to the pension plan of approximately $2.4 million in Fiscal 2004. This contribution will be made in connection with the retirement of John S. Mills, our President and Chief Operating Officer. No contributions have been made during the thirteen weeks ended May 1, 2004.

     During the thirteen weeks ended May 1, 2004, the Company adopted the "Aeropostale, Inc. Long-Term Incentive Deferred Compensation Plan". The plan is a non-qualified, defined contribution plan established for the purpose of providing long-term incentive to a select group of management. Participants in this plan include all employees designated by the Company as Vice President or other higher-ranking position who are not participants of the "Aeropostale, Inc. Supplemental Executive Retirement Plan". This plan is unfunded.

                               AEROPOSTALE, INC.

     The Company will record annual unfunded monetary credits to each participant's account based on compensation levels and years as a participant in the plan. Annual interest credits will be applied to the balance of each participant's account based upon established benchmarks. Each annual credit is subject to a three year cliff vesting schedule. The participant's account will be 100% vested upon retirement after completing five years of service and attaining age 55.

     During the thirteen weeks ended May 1, 2004, the Company recorded an expense of $0.2 million related to this plan.

8. GUARANTEES

     The Company has not provided any financial guarantees as of May 1, 2004.

9. STOCK REPURCHASE PROGRAM AND RESTRICTED STOCK AWARDS

     On November 20, 2003, the Company announced that its Board of Directors had approved a stock repurchase program to acquire up to $35.0 million of outstanding Common Stock. The stock repurchase program has been extended from time to time and, on April 12, 2004, the Company's Board of Directors approved the repurchase of an additional $35.0 million of outstanding Common Stock. This additional authorization increased the total share repurchase program to $70.0 million. There is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, and requirements going forward. The repurchase program may be modified or terminated by the Board of Directors at any time. During the thirteen weeks ended May 1, 2004, the Company repurchased 828 thousand shares for $18.6 million. As of May 1, 2004, the Company purchased a total of 1.8 million shares for $36.3 million, since the inception of the repurchase program.

     On March 12, 2004, certain executives and directors of the Company were awarded a total of 79 thousand shares of Restricted Stock, pursuant to restricted stock agreements. The restricted stock awarded to employees vest at the end of three years of continuous service with the Company. The restricted stock awarded to directors vest pro-rata over a three year period, based upon continuous service to the Company. The restricted stock awards are accounted for as a component of stockholders' equity with respect to unamortized stock based compensation. However, such shares are not considered outstanding. Total compensation expense of $1.8 million is being amortized over the vesting period. Amortization expense for the thirteen weeks ended May 1, 2004 totaled $0.1 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS
             (AMOUNT IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)

INTRODUCTION

     Aeropostale, Inc. is a mall-based specialty retailer of casual apparel and accessories that targets both young women and young men aged 11 to 20. We provide customers with a selection of high-quality, active-oriented, fashion basic merchandise at compelling values in a high-energy store environment. We maintain complete control over our proprietary brand by designing and sourcing all of our own merchandise. Our products can be purchased only in our stores, which sell Aeropostale merchandise exclusively, or organized sales events at college campuses. As of May 1, 2004, we operated 489 stores in 42 states.

OVERVIEW

     We achieved total net sales of $167.7 million for the first quarter of Fiscal 2004, an increase of $55.5 million or 49.5% from the prior year. This was attributable to an increase of 25.8% in square footage growth of our store base, coupled with an 18.9% comparable store sales gain. Our sales results reflect growth in each of our three categories: women's, men's and accessories, which we believe is attributable to our trend right merchandise assortment, increased inventory levels to capitalize on sales opportunities and a general increase in overall mall traffic levels.

     Our gross profit as a percentage of net sales improved from 27.0% last year to 29.3% primarily as a result of leverage of occupancy costs and efficiencies realized in our warehouse. The increase in gross profit as a percentage of net sales was partially offset by a decrease in merchandise margin primarily as a result of the discontinuation of one of the styles in our womens graphic tee classification. Our selling, general and administrative expenses declined as a percentage of sales from 24.0% to 23.3%. The improvement was primarily driven by leverage of storeline and operational costs, partially offset by increased marketing expenses and a one time executive retirement charge. As a result, our operating profit as a percentage of net sales improved from 2.9% to 6.0%. Our net income for the quarter increased 196.4% to $6.3 million, compared to $2.1 million for the same period last year, and our earnings per diluted share increased 175.0% to $0.11.

     Cash balances at the end of the quarter were $104.1 million and we were able to fund all of our growth and cash requirements from our cash on hand. During the quarter, we purchased 828 thousand shares of our common stock at a cost of $18.6 million.

     We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

                                                                   13 WEEKS ENDED
                                                             ---------------------------
                                                             MAY 1, 2004     MAY 3, 2003
                                                             -----------     -----------
Net sales..................................................  $ 167,654       $ 112,211
Total store count..........................................        489             387
Comparable store sales count...............................        357             273
Net sales growth...........................................         49.4%           31.8%
Comparable store sales growth..............................         18.9%            1.8%
Net sales per average square foot..........................  $     101       $      84
Gross profit as a % of sales...............................         29.3%           27.0%
Selling, general and administrative as a % of sales........         23.3%           24.0%
Operating profit as a % of sales...........................          6.0%            2.9%
Diluted earnings per share.................................  $      0.11     $      0.04
Square footage growth......................................         25.8%           34.6%
Merchandise mix as a % of sales
  Women's..................................................         58 %            57 %
  Men's....................................................         27 %            29 %
  Accessories..............................................         15 %            14 %

RESULTS OF OPERATIONS

     The following table sets forth our result of operations expressed as a percentage of total net sales for the period indicated:

                                                              13 WEEKS ENDED
                                                              ---------------
                                                              MAY 1,   MAY 3,
                                                               2004     2003
                                                              ------   ------
Net sales...................................................  100.0%   100.0%
Gross profit................................................   29.3     27.0
Selling, general and administrative expenses................   23.3     24.0
Income from operations......................................    6.0      2.9
Interest income, net........................................   (0.2)    (0.2)
Income before income taxes..................................    6.1      3.1
Provision for income taxes..................................    2.4      1.2
Net income..................................................    3.7%     1.9%

  Thirteen weeks ended May 1, 2004 compared to thirteen weeks ended May 3, 2003.

     Net sales. Our net sales were $167.7 million for the thirteen weeks ended May 1, 2004, compared to $112.2 million for the thirteen weeks ended May 3, 2003, an increase of $55.5 million. Of this increase, comparable store sales contributed $20.0 million and non-comparable store sales contributed $35.5 million. Comparable store sales increased by 18.9% for the thirteen weeks ended May 1, 2004, compared to an increase of 1.8% for the thirteen weeks ended May 3, 2003. The comparable stores sales increase was driven by an increase in units per transaction of 6.6% and an increase in the number of sales transactions of 15.9%. The average dollar unit decreased 3.7% primarily as a result of higher comparable store sales in the accessories category, which carry lower price points, as compared to apparel merchandise. Comparable sales increased in all three categories -- young women's, young men's and accessories. The increase in non-comparable store sales was primarily due to 102 more stores open at the end of the thirteen weeks ended May 1, 2004, as compared to the comparable period last year.

     Gross profit. Our gross profit was $49.1 million for the thirteen weeks ended May 1, 2004, compared to $30.3 million in the thirteen weeks ended May 3, 2003, an increase of $18.8 million. As a percentage of net sales, gross profit increased to 29.3% from 27.0% in the comparable period last year. The increase of 2.3% is attributable to 2.2% leverage of occupancy costs, 0.6% improvement in distribution costs and 0.2% leverage of depreciation. This increase was partially offset by 0.7% decrease in our merchandise margin primarily associated with the discontinuation of one of the styles in our womens graphic tee classification.

     Selling, general and administrative expenses. Our selling, general and administrative expenses were $39.1 million for the thirteen weeks ended May 1, 2004, compared to $27.0 million in the thirteen weeks ended May 3, 2003, an increase of $12.1 million. This $12.1 million increase is primarily attributable to a $7.3 million increase in payroll and benefit costs, $2.3 million increase in operational costs, $1.4 million one time retirement charge and $1.1 million increase in marketing expenses. As a percentage of sales, selling, general and administrative expenses decreased to 23.3% from 24.0% during these periods. The 0.7% decrease was primarily attributable to 2.0% decrease in store line and operational costs, offset by 0.8% one time retirement plan charge and 0.5% increase in marketing expenses.

     Interest income, net. Our net interest income was $0.3 million for the thirteen weeks ended May 1, 2004, compared to net interest income of $0.2 million for the thirteen weeks ended May 3, 2003, primarily due to higher cash balances.

     Income taxes. Our effective tax rate was 39.0% for both the thirteen weeks ended May 1, 2004 and May 3, 2003.

     Net income. Our net income was $6.3 million for the thirteen weeks ended May 1, 2004 compared to $2.1 million for the thirteen weeks ended May 3, 2003. Diluted earnings per share increased 175.0% to $0.11 in the thirteen weeks ended May 1, 2004 from $0.04 per diluted share in the thirteen weeks ended May 3, 2003.

    Liquidity and Capital Resources

     Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores, and the investment in our information systems. Historically, these cash requirements have been met through cash flow from operations and borrowings under our credit facility with Fleet Retail Finance, Inc. At May 1, 2004, we had working capital of $128.5 million.

     The following table sets forth our cash flows for the period indicated:

                                                                   13 WEEKS ENDED
                                                              -------------------------
                                                                MAY 1,        MAY 3,
                                                                 2004          2003
                                                              -----------   -----------
Net cash (used in) provided by operating activities.........   $ (3,668)      $ 2,114
Net cash used in investing activities.......................    (12,193)       (8,627)
Net cash (used in) provided by financing activities.........    (18,426)          125
                                                               --------       -------
Net decrease in cash and cash equivalents...................   $(34,287)      $(6,388)
                                                               ========       =======

     Operating activities -- For the thirteen weeks ended May 1, 2004, we had a net decrease in cash and cash equivalents of $34.3 million. Our cash used in operations for the thirteen weeks ended May 1, 2004 was $3.7 million. The cash used in operations was primarily for the purchase of inventory, the increase in other current assets and the decrease in accrued and other liabilities.

     Investing activities -- Our cash used in investing activities for the thirteen weeks ended May 1, 2004 was entirely used for capital expenditures. These expenditures, consisting primarily of the construction of new stores, remodeling of existing stores and investments in technology, were $12.2 million for the thirteen weeks ended May 1, 2004. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. Projected capital expenditures for Fiscal 2004 are approximately $45.5 million, to be used primarily to fund new store openings, the remodeling of existing stores and technology investments. Historically, we have financed such capital expenditures with cash from operations and borrowings under our credit facility. We opened 30 new stores during the thirteen weeks ended May 1, 2004 and expect to open approximately 65 additional stores in the remainder of Fiscal 2004.

     Financing activities -- Our cash used in financing activities for the thirteen weeks ended May 1, 2004 was $18.4 million primarily used to finance our share repurchase program. We also received proceeds of $0.2 million from the exercise of stock options during this period. On March 9, 2004, our Board of Directors authorized an additional $35.0 million in our share repurchase program. This additional authorization brought the total share repurchase program to $70.0 million. During the thirteen weeks ended May 1, 2004, we repurchased 828 thousand shares for $18.6 million.

     As of May 1, 2004, we had $104.1 million in cash available to fund operations and future store growth. In addition, we had $25.0 million available for borrowings under our credit facility. We believe that cash flows from operations, our current cash balance and funds available under our revolving credit facility will be sufficient to meet our working capital needs, planned capital expenditures, and share repurchases for Fiscal 2004.

     Our secured revolving credit facility with Fleet provides us with up to $25 million (the "Credit Facility"). Borrowings bear interest at our option at either (i) the rate per annum at which deposits on U.S. dollars are offered to Fleet in the Eurodollar market, referred to as the Eurodollar Rate, plus 1.25% to 1.75% or (ii) the base rate announced from time to time by Fleet. As of May 1, 2004, there were no amounts outstanding under the Credit Facility. The Credit Facility contains certain negative covenants, including but not limited to, limitations on the Company's ability to incur other indebtedness, encumber its assets or undergo a change of control. Additionally, the Company is required to keep a ratio of 2:1 of the value of the Company's inventory to the amounts outstanding at any time under the Credit Facility. The Credit Facility has a termination date of September 2005. There are fees for early termination.

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

     Contractual Obligations and Commercial Commitments

     The following tables summarize our contractual obligations and commercial commitments as of May 1, 2004:

                                                                    PAYMENTS DUE
                                             -----------------------------------------------------------
                                                WITHIN
                                               9 MONTHS
                                             ENDED FISCAL     IN FISCAL       IN FISCAL     AFTER FISCAL
                                   TOTAL         2004       2005 AND 2006   2007 AND 2008       2009
                                  --------   ------------   -------------   -------------   ------------
Contractual Obligations
  Employment contracts..........  $  6,013     $ 1,713         $ 4,300         $    --        $     --
  Operating leases..............   321,753      34,625          82,076          77,644         127,408
                                  --------     -------         -------         -------        --------
  Total contractual
     obligations................  $327,766     $36,338         $86,376         $77,644        $127,408
                                  ========     =======         =======         =======        ========

     There were no commercial commitments outstanding as of May 1, 2004.

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

     Our accounting policies are more fully described in Note 2 to the consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004. We have identified certain critical accounting policies which require significant management estimates and are described below.

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

NEW ACCOUNTING STANDARDS

     In December 2003, the FASB issued FAS No. 132 (Revised) ("FAS 132-R"), Employer's Disclosure about Pensions and Other Postretirement Benefits. FAS 132-R retains disclosure requirements of the original FAS 132 and requires additional disclosures relating to assets, obligations, cash flows, and net periodic benefit cost. FAS 132-R is effective for fiscal years ending after December 15, 2003, except that certain disclosures are effective for fiscal years ending after June 15, 2004. Interim period disclosures are effective for interim periods beginning after December 15, 2003. The adoption of the disclosure provisions of FAS 132-R did not have a material effect on the Company's condensed consolidated financial statements.

     In March 2004, the FASB published an Exposure Draft, Shares-Based Payment, an amendment of FASB Statements No. 123 and 95. Under this FASB proposal, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. This proposed statement would be effective for fiscal years beginning after December 15, 2004. The Company currently accounts for stock options under APB No. 25. The pro-forma impact of expensing options is disclosed in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve certain risks and uncertainties, including statements regarding the company's strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. All forward looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made. Such uncertainties and other risks are discussed in the Company's Form 10-K for the year ended January 31, 2004, filed with the Securities and Exchange Commission on April 14, 2004.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 20, 2003, the Company's Board of Directors authorized a share repurchase program of its outstanding common stock in the amount of $35.0 million. On March 9, 2004, the Company announced that its Board of Directors had approved an increase in its share repurchase program to acquire an additional $35.0 million of its common stock. The additional authorization increased the total share repurchase program to $70.0 million. The Company's purchases of treasury stock for the thirteen weeks ended May 1, 2004 pursuant to the share repurchase program are as follows (amounts in thousands, except for share price data):

                                                                     TOTAL NUMBER OF    APPROXIMATE DOLLAR
                                            TOTAL                   SHARES PURCHASED     VALUE OF SHARES
                                          NUMBER OF                    AS PART OF        THAT MAY YET BE
                                          SHARES (OR    AVERAGE         PUBLICLY         PURCHASED UNDER
                                            UNITS)     PRICE PAID    ANNOUNCED PLANS       THE PLANS OR
PERIOD                                    PURCHASED    PER SHARE       OR PROGRAMS           PROGRAMS
------                                    ----------   ----------   -----------------   ------------------
February 2004...........................      85         $22.03             85               $50,438
March 2004..............................     322         $23.31            322               $42,931
April 2004..............................     421         $21.99            421               $33,664
Total...................................     828         $22.51            828               $33,664

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

        32.2 Certification by Michael J. Cunningham pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Reports on Form 8-K:

        1. The Registrants Current Report on Form 8-K, dated April 7, 2004, related to monthly historical net sales.

        2. The Registrants Current Report on Form 8-K, dated April 7, 2004, related to the announcement of the Company's executive promotions.

        3. The Registrants Current Report on Form 8-K, dated March 11, 2004, related to the announcement of the Company's 3-for-2 stock split and share repurchase program.

        4. The Registrants Current Report on Form 8-K, dated March 11, 2004, related to quarterly and Fiscal 2003 earnings results.

        5. The Registrants Current Report on Form 8-K, dated March 3, 2004, related to monthly historical net sales.

        6. The Registrants Current Report on Form 8-K, dated February 5, 2004, related to monthly historical net sales.

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

                                               /s/ MICHAEL J. CUNNINGHAM
                                          --------------------------------------
                                                  Michael J. Cunningham
                                              Executive Vice President-Chief
                                                    Financial Officer
                                              (Principal Financial Officer)

Dated: June 9, 2004