Form 10-Q
period 2004-07-31
AEROPOSTALE INC
filed 2004-09-08
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

Commission file number: 001-31314

Aéropostale, Inc.

(Exact name of registrant as specified in its charter)

Delaware	31-1443880
(State of incorporation)	(I.R.S. Employer Identification No.)

112 W. 34th Street, New York, NY	10120
(Address of Principal Executive Offices)	(Zip Code)

(646) 485-5398

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      As of August 20, 2004, the registrant had 56,137,471 shares of common stock outstanding.

AÉROPOSTALE, INC.

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 31,	January 31,
	2004	2004

	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$97,302	$138,356
Merchandise inventory	99,215	61,807
Other current assets	36,904	12,284

Total current assets	233,421	212,447
FIXTURES, EQUIPMENT AND IMPROVEMENTS, Net	111,482	92,578
OTHER ASSETS	3,440	2,023

TOTAL ASSETS	$348,343	$307,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$59,350	$30,477
Accrued expenses	35,875	41,091

Total current liabilities	95,225	71,568
DEFERRED RENT AND TENANT ALLOWANCES	54,046	44,997
OTHER NON-CURRENT LIABILITIES	6,894	4,790
STOCKHOLDERS’ EQUITY:
Common stock — par value, $0.01 per share; 300,000 shares authorized, 58,086 and 56,795 shares issued	581	569
Treasury stock at cost (1,948 and 945 shares)	(41,059)	(17,695)
Additional paid-in capital	77,609	63,288
Other comprehensive loss	(672)	(672)
Deferred compensation	(1,642)	—
Retained earnings	157,361	140,203

Total stockholders’ equity	192,178	185,693

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$348,343	$307,048

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	13 weeks ended		26 weeks ended

	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003

	(In Thousands, Except Per Share Data)
NET SALES	$194,852	$129,944	$362,506	$242,155
COST OF SALES (includes certain buying, occupancy and warehousing expenses)	135,366	94,362	253,913	176,323

Gross profit	59,486	35,582	108,593	65,832
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	41,925	31,342	81,030	58,309

INCOME FROM OPERATIONS	17,561	4,240	27,563	7,523
INTEREST INCOME, Net	201	253	460	434

INCOME BEFORE INCOME TAXES	17,762	4,493	28,023	7,957
INCOME TAXES	6,865	1,751	10,865	3,103

NET INCOME AND COMPREHENSIVE INCOME	$10,897	$2,742	$17,158	$4,854

BASIC NET INCOME PER SHARE	$0.20	$0.05	$0.31	$0.09

DILUTED NET INCOME PER SHARE	$0.19	$0.05	$0.30	$0.08

Basic weighted average shares outstanding	55,663	54,041	55,742	53,586

Diluted weighted average shares outstanding	57,287	58,145	57,494	57,926

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	26 weeks ended

	July 31,	August 2,
	2004	2003

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,158	$4,854
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	7,267	5,453
Tax effect of non-qualified stock options	11,684	13,452
Other	987	(967)
Changes in operating assets and liabilities:
Merchandise inventory	(37,408)	(45,115)
Other assets	(24,652)	(13,164)
Accounts payable	28,873	41,204
Other liabilities	5,214	2,079

Net cash from operating activities	9,123	10,375

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixtures, equipment and improvements	(26,155)	(21,959)
Purchase of intangible assets	(1,400)	—

Net cash from investing activities	(27,555)	(21,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(23,364)	—
Proceeds from exercise of stock options	742	331

Net cash from financing activities	(22,622)	331

NET DECREASE IN CASH AND CASH EQUIVALENTS	(41,054)	(11,253)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	138,356	87,475

CASH AND CASH EQUIVALENTS, END OF PERIOD	$97,302	$76,222

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

      References to “the Company,” “we,” “us,” or “our” means Aéropostale, Inc., together with its wholly-owned subsidiary, Aéropostale West, Inc., except as expressly indicated or unless the context otherwise requires. We are a mall-based specialty retailer of casual apparel and accessories for young women and young men in the United States. As of July 31, 2004, we operated 521 stores in 42 states.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States. However, in the opinion of our management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ materially from these estimates.

      Our business is highly seasonal, and historically we have realized a significant portion of our sales, net income, and cash flow in the second half of the fiscal year, driven by the impact of back-to-school selling season in the third quarter and holiday selling season in the fourth quarter. Therefore, our interim period consolidated financial statements will not be indicative of our full-year results of operations, financial condition or cash flows. These financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended January 31, 2004.

      References to “fiscal 2003” mean the 52-week period ended January 31, 2004, references to “fiscal 2004” mean the 52-week period ending January 29, 2005, and references to “fiscal 2005” mean the 52-week period ending January 28, 2006. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2.	Common Stock Split

      On April 26, 2004, we completed a three-for-two stock split on all shares of our common stock that was effected in the form of a stock dividend. All prior period share and per share amounts presented in this report have been restated to give retroactive recognition to the common stock split.

3.	Stock Based Compensation

      We periodically grant stock options to our employees, and we account for these stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). We have also adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). In accordance with the provisions of SFAS No. 148 and APB No. 25, we do not recognize compensation expense related to stock options. If we would have elected to recognize compensation expense based on the fair value of options at grant date, as prescribed by SFAS No. 148,

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our net income and income per share would have been reduced to the pro forma amounts indicated in the following table:

	13 weeks ended		26 weeks ended

	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003

	(In Thousands, Except Per Share Data)
Net income:
As reported	$10,897	$2,742	$17,158	$4,854
Add: Restricted stock amortization net of taxes recorded within net income	107	—	160	—
Deduct: Total stock based compensation expense determined under the fair value method, net of taxes	(379)	(102)	(644)	(170)

Pro-forma	$10,625	$2,640	$16,674	$4,684

Basic net income per share:
As reported	$0.20	$0.05	$0.31	$0.09
Pro-forma	$0.19	$0.05	$0.30	$0.09

Diluted net income per share:
As reported	$0.19	$0.05	$0.30	$0.08
Pro-forma	$0.19	$0.05	$0.29	$0.08

      The weighted average fair value of the Company’s stock options was calculated using the Black-Scholes Option Pricing Model with the following weighted average assumptions used for grants in their respective periods. For periods ended in 2004: no dividend yield; expected volatility of 70%; risk free interest rate of 2.76%; and expected life of 5 years. For periods ended in 2003: no dividend yield; expected volatility of 70%; risk free interest rate of 2.81%; and expected life of 4.72 years. There were 502 thousand options granted during the twenty-six weeks ended July 31, 2004 with a weighted average fair value of $7.0 million. There were 744 thousand options granted during the twenty-six weeks ended August 2, 2003, with a weighted average fair value of $3.9 million.

4.	Cost of Sales and Selling, General and Administrative Expenses

      Cost of sales includes costs related to: merchandise sold, distribution and warehousing, freight from the distribution center and warehouse to the stores, payroll for our design, buying and merchandising departments, and occupancy costs. Occupancy costs include: rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and all depreciation.

      Selling, general and administrative expenses (“SG&A”) include costs related to: selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, information technology maintenance costs and expenses, insurance and legal expenses, and store pre-opening and other corporate level expenses. Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.

5.	Recent Accounting Developments

      In June 2004, the Financial Accounting Standards Board (“FASB”) issued an interpretation of FASB No. 143, Accounting for Asset Retirement Obligations. This interpretation clarifies the scope and timing of

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability recognition for conditional asset retirement obligations under FASB No. 143, and is effective no later than the end of our 2005 fiscal year. We have determined that this interpretation, and the adoption of FASB No. 143, will not have a material impact on our consolidated financial statements or cash flows.

      In March 2004, the FASB published an Exposure Draft, Shares-Based Payment, an amendment of FASB Statements No. 123 and No. 95. Under this FASB proposal, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement. This proposed statement would be effective for the beginning of our 2005 fiscal year. The Company currently accounts for stock options under APB No. 25. The pro-forma impact of expensing options is disclosed in Note 3.

6.	Earnings Per Share

      The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended		26 weeks ended

	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003

	(In Thousands, Except Per Share Data)
Net income	$10,897	$2,742	$17,158	$4,854

Weighted average basic shares	55,663	54,041	55,742	53,586
Impact of dilutive securities	1,624	4,104	1,752	4,340

Weighted average diluted shares	57,287	58,145	57,494	57,926

Net income per basic share	$0.20	$0.05	$0.31	$0.09

Net income per diluted share	$0.19	$0.05	$0.30	$0.08

      Options to purchase 2 thousand shares during the thirteen weeks ended July 31, 2004, and 135 thousand shares during the twenty-six weeks ended July 31, 2004, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

7.	Revolving Credit Facility

      We have available a revolving credit facility (the “credit facility”) with Bank of America Retail Finance (formerly, Fleet Retail Finance) which allows us to borrow or obtain letters of credit up to an aggregate of $25 million, with letters of credit having a sub-limit of $15 million. The credit facility matures on September 30, 2005, and our assets collateralize indebtedness under the credit facility. Borrowings under the credit facility bear interest at our option, either at (a) the lender’s prime rate or (b) the Euro Dollar Rate plus 1.25% to 1.75%, dependant upon our financial performance. Additionally, we must pay commitment fees on any unused portion of the credit facility at an annualized rate of 0.375% on the difference between the loan aggregate of $25 million and the borrowings (including outstanding letters of credit) at the preceding month-end. There are no covenants in the credit facility requiring us to achieve certain earnings levels and there are no capital spending limitations. There are certain negative covenants under the credit facility, including but not limited to, limitations on our ability to incur other indebtedness, encumber our assets, or undergo a change of control. Additionally, we are required to maintain a ratio of 2:1 for the value of our inventory to the amount of the loans under the credit facility. As of July 31, 2004, we were in compliance with all covenants under the credit facility. We had no amount outstanding under the credit facility, and no stand-by or commercial letters of credit issued under

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the credit facility at either July 31, 2004 or January 31, 2004 and we have not had outstanding borrowings under the credit facility since November 2002.

8.	Retirement Benefit Plans

      We have a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements. Under the terms of the plan, employees may contribute up to 14% of gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants. We also have the option to make additional contributions. The terms of the plan provide for vesting in our matching contributions to the plan over a five-year service period with 50% vesting after year three, an additional 25% vesting after year four, and participants will be fully vested after year five. Contribution expense was $0.3 million for the twenty-six weeks ended July 31, 2004 and $0.2 million for the twenty-six weeks ended August 2, 2003.

      We maintain a supplemental executive retirement plan (“SERP”), which is a nonqualified defined benefit plan for certain officers. The plan is noncontributory and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and this cost is allocated to service periods. The pension plan is not funded, and the actuarial assumptions used to calculate pension costs are reviewed annually.

      The components of net periodic pension benefit cost are as follows:

	26 weeks ended

	July 31,	August 2,
	2004	2003

	(In Thousands)
Service cost	$139	$92
Interest cost	346	158
Amortization of prior service cost	37	15
Amortization of net loss	188	55
Loss recognized due to settlement	1,396	—

Net periodic pension benefit cost	$2,106	$320

      No contributions have been made during either the twenty-six weeks ended July 31, 2004 or August 2, 2003. The loss recognized due to settlement in 2004 resulted from the early retirement of John S. Mills, our former President and Chief Operating Officer.

      During the first quarter of 2004, we adopted a long-term incentive deferred compensation plan established for the purpose of providing long-term incentive to a select group of management. The plan is a non-qualified, defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking position that are not participants in the SERP. We will record annual monetary credits to each participant’s account based on compensation levels and years as a participant in the plan. Annual interest credits will be applied to the balance of each participant’s account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participant’s accounts will be fully-vested upon retirement after completing five years of service and attaining age 55. Plan expenses were $0.1 million for the twenty-six weeks ended July 31, 2004.

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stock Repurchase Program

      In the fourth quarter of 2003, our Board of Directors approved a stock repurchase program to acquire up to $35.0 million of our outstanding common stock. In the first quarter of 2004, our Board of Directors approved an additional $35.0 million of repurchase availability, thereby increasing the amount available for stock repurchase under this program to $70.0 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, and requirements going forward. We repurchased 1.0 million shares for $23.4 million during the twenty-six weeks ended July 31, 2004, and we have repurchased a total of 1.9 million shares for $41.1 million, since the inception of the repurchase program. Therefore, we have $28.9 million of repurchase availability remaining at July 31, 2004.

10.	Restricted Stock Awards

      In 2004, certain of our executives and directors were awarded a total of 82 thousand shares of restricted stock, pursuant to restricted stock agreements. The restricted stock awarded to employees vest at the end of three years of continuous service with us. The restricted stock awarded to directors vest pro-rata over a three-year period, based upon continuous service. Total compensation expense of $1.9 million is being amortized over the vesting period, and amortization expense for the twenty-six weeks ended July 31, 2004 was $0.3 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      Aeropostale, Inc. is a mall-based specialty retailer of casual apparel and accessories in the United States. Our target customers are both young women and men from age 11 to age 20, and we provide these customers with a selection of high-quality, active-oriented, fashion basic merchandise at compelling values in a high-energy store environment. We maintain complete control over our proprietary brand by designing and sourcing all of our own merchandise. Our products can be purchased only in our stores, which sell Aeropostale merchandise exclusively, or at organized sales events at college campuses. We operated 521 stores in 42 states as of July 31, 2004.

      Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to help you better understand our financial condition and results of operations. Our business is highly seasonal, and historically we realize a significant portion of our sales, net income, and cash flow in the second half of the fiscal year, driven by the impact of back-to-school selling season in the third quarter and holiday selling season in the fourth quarter. Therefore, our interim period consolidated financial statements will not be indicative of our full-year results of operations, financial condition or cash flows. We recommend that you read this section along with our condensed consolidated financial statements included in this report and along with our Annual Report on Form 10-K for the year ended January 31, 2004.

      On April 26, 2004, we completed a three-for-two stock split on all shares of our common stock that was effected in the form of a stock dividend. All prior period share and per share amounts presented in this report have been restated to give retroactive recognition to the common stock split.

Overview

      We achieved net sales of $194.9 million for the second quarter of fiscal 2004 and net sales of $362.5 million for the first twenty-six weeks of fiscal 2004, both of which represented approximate 50% increases from the comparable periods in fiscal 2003. Both new stores and increases in comparable store sales drove the increases in net sales. Our gross profit, as a percentage of net sales, increased by 3.1 percentage points for the second quarter and by 2.8 percentage points for the year-to-date period. The leveraging of occupancy costs against the increased net sales, as well as an increase in merchandise margin in the second quarter, primarily drove the increases in gross profit, as a percentage of net sales. SG&A, as a percentage of sales, declined by 2.6 percentage points for the second quarter and declined by 1.7 percentage points for the year-to-date period. The leveraging of store payroll and other operating costs against the increased net sales, as well as non-recurring secondary offering costs in 2003 primarily drove the decreases. As a result, our net income for the second quarter of 2004 grew to $10.9 million, or $0.19 per diluted share, from $2.7 million, or $0.05 per diluted share, for the second quarter of last year. On a year-to-date basis, net income grew to $17.2 million, or 0.30 per diluted share, from $4.9 million, or $0.08 per diluted share last year. At July 31, 2004, we had working capital of $138.2 million, cash and cash equivalents of $97.3 million, and no third party debt outstanding. During the first half of fiscal 2004, we funded our operations, new store growth and other capital requirements with cash and cash equivalents on hand and cash flows from operations.

      We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

13 weeks ended	26 weeks ended

July 31,	August 2,	July 31,	August 2,
2004	2003	2004	2003

Net sales (in thousands)	$194,852	$129,944	$362,506	$242,155
Total store count at end of period	521	427	521	427
Comparable store sales count at end of period	376	288	376	288
Net sales growth	50.0%	44.2%	49.7%	38.2%
Comparable store sales growth	20.0%	9.2%	19.5%	5.5%
Net sales per average square foot	$109	$89	$210	$174
Diluted earnings per share	$0.1	9	$0.0	5	$0.3	0	$0.0	8
Square footage growth	22.2%	28.6%	22.2%	28.6%
Merchandise mix as a % of net sales
Women’s	60.3%	61.5%	59.1%	59.2%
Men’s	25.4%	25.8%	26.0%	27.3%
Accessories	14.3%	12.7%	14.9%	13.5%

      The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		26 weeks ended

	July 31,	August 2,	July 31,	August 2,
	2004	2004	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	30.5	27.4	30.0	27.2
Selling, general and administrative expenses	21.5	24.1	22.4	24.1
Income from operations	9.0	3.3	7.6	3.1
Interest income, net	0.1	0.2	0.1	0.2
Income before income taxes	9.1	3.5	7.7	3.3
Income taxes	3.5	1.4	3.0	1.3
Net income	5.6	2.1	4.7	2.0

Results of Operations

      Sales. Net sales increased by $64.9 million for the second quarter of fiscal 2004 and increased by $120.4 million for the first twenty-six weeks of fiscal 2004, both of which represented approximate 50% increases over the same periods in fiscal 2003. Increased comparable store sales and new store sales drove the net sales increases. Comparable store sales increased by $22.6 million, or 20%, for the second quarter and increased by $42.6 million, or 19.5%, for the year-to-date period. Comparable store sales increased in all three of our categories — young women’s, young men’s and accessories, and were driven by increased units per transaction of 3.1% for the second quarter and 4.7% for the year-to-date period, and increases of approximately 15% in the number of sales transactions for both the second quarter and the year-to-date period. Non-comparable store sales increased by $42.3 million for the second quarter and by $77.8 million for the year-to-date period, both of which increased by 30% from the same periods last year. The increases in non-comparable store sales were primarily due to 94 more stores opened at the end of the second quarter of fiscal 2004 compared to the end of the second quarter of fiscal 2003.

      Gross profit. Gross profit increased by $23.9 million for second quarter of fiscal 2004 and increased by $42.8 million for the first twenty-six weeks of fiscal 2004, as compared with the same periods in fiscal

2003. Gross profit, as a percentage of net sales, increased by 3.1 percentage points for the second quarter and increased by 2.8 percentage points for the year-to-date period. The leveraging of occupancy costs against the increased net sales, which approximated 2.3 percentage points, primarily drove the increases in gross profit, as a percentage of net sales for both the second quarter and the year-to-date period. Merchandise margin, as a percentage of sales, increased 0.6 percentage points for the second quarter and was flat on a year-to-date basis.

      SG&A. SG&A increased by $10.6 million for the second quarter of fiscal 2004 and increased by $22.7 million for the first twenty-six weeks of 2004, as compared with the same periods in fiscal 2003. Increased store payroll and related costs of $7.3 million for the quarter, driven by new store growth, was the primary driver of the increases in SG&A in both periods. SG&A, as a percentage of net sales, decreased by 2.6 percentage points for the second quarter and decreased by 1.7 percentage points for the year-to-date period. The leveraging of store operating costs against the increased net sales, as well as non-recurring secondary offering costs in 2003 primarily drove the decreases in SG&A, as a percentage of net sales.

      Interest income, net and income taxes. Interest income, net was comparable for all periods presented and our effective tax rate was 39.0% for all periods presented.

      Net income. Net income increased by $8.2 million, or $0.14 per diluted share, for second quarter of fiscal 2004 and increased by $12.3 million, or $0.22 per diluted share, for the first twenty-six weeks of fiscal 2004, as compared with the same periods in fiscal 2003.

Liquidity and Capital Resources

      Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores, and to improve and enhance our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the fiscal year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the fiscal year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the balance of the year primarily through cash flows from operations. In addition, we have available a $25 million revolving credit facility (the “credit facility”) with Bank of America Retail Finance (formerly, Fleet Retail Finance) (see below for a further description), and we have not had outstanding borrowings under the credit facility since November 2002. At July 31, 2004, we had working capital of $138.2 million, cash and cash equivalents of $97.3 million, and no third party debt outstanding.

      The following table sets forth our cash flows for the period indicated:

	26 weeks ended

	July 31,	August 2,
	2004	2003

	(In Thousands)
Net cash from operating activities	$9,123	$10,375
Net cash from investing activities	(27,555)	(21,959)
Net cash from financing activities	(22,622)	331

Net decrease in cash and cash equivalents	$(41,054)	$(11,253)

      Operating activities. Cash flows from operating activities, our principle form of liquidity on a full-year basis, decreased by $1.3 million for the first twenty-six weeks of 2004, as compared to the same period in 2003. The timing of certain tax payments offset the period-over-period net income increase of $12.3 million. Due to the seasonality of our business, we have historically generated a significant portion of our cash flows from operations in the second half of the fiscal year, and we expect this trend to continue for the balance of this fiscal year.

      Capital requirements. Net cash expended for investing activities was primarily for capital expenditures for the construction of new stores, remodeling of existing stores and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We opened 32 new stores during the second quarter of fiscal 2004 and opened 62 new stores to-date through July 31, 2004. The new store growth resulted in a total square footage increase of 22.2% at the end of the second quarter of 2004, as compared to the same period in 2003. We expect to open between 33 to 38 additional new stores in the second half of this fiscal year. Capital expenditures for the full fiscal year of 2004 are expected to approximate $46 million to fund new store openings, to remodel existing stores, and to improve and enhance our information technology systems.

      Financing activities and capital resources. In the fourth quarter of 2003, our Board of Directors approved a stock repurchase program to acquire up to $35.0 million of our outstanding common stock. In the first quarter of 2004, our Board of Directors approved an additional $35.0 million of repurchase availability, thereby increasing the amount available for stock repurchase under this program to $70.0 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, and requirements going forward. We repurchased 1.0 million shares for $23.4 million during the twenty-six weeks ended July 31, 2004, and we have repurchased a total of 1.9 million shares for $41.1 million, since the inception of the repurchase program. Therefore, we have $28.9 million of repurchase availability remaining at July 31, 2004.

      Our credit facility provides us with up to $25 million of available borrowings. Borrowings under the credit facility bear interest at our option, either at (a) the lender’s prime rate or (b) the Euro Dollar Rate plus 1.25% to 1.75%, dependant upon our financial performance. As of July 31, 2004, there were no amounts outstanding under the credit facility and we have not had outstanding borrowings under the credit facility since November 2002. The credit facility contains certain negative covenants, including but not limited to, limitations on our ability to incur other indebtedness, encumber our assets or undergo a change of control. Additionally, we are required to keep a ratio of 2:1 of the value of our inventory to the amounts outstanding at any time under the credit facility. The credit facility has a termination date of September 30, 2005. There are fees for early termination. Events of default under the credit facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, indictment of or institution of any legal process or proceeding under federal, state, municipal or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the lenders under the credit facility will be entitled to take various actions, including the acceleration of amounts due thereunder and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral.

Contractual Obligations and Commercial Commitments

      The following tables summarize our contractual obligations and commercial commitments as of July 31, 2004:

		Payments Due

		Within
		6 Months
		Ended Fiscal	In Fiscal	In Fiscal	After Fiscal
	Total	2004	2005 and 2006	2007 and 2008	2009

	(In Thousands)
Contractual Obligations
Employment contracts	$5,375	$1,075	$4,300	$—	$—
Operating leases	342,688	24,544	88,553	84,546	145,045

Total contractual obligations	$348,063	$25,619	$92,853	$84,546	$145,045

      We made a retirement plan contribution of $2.4 million in August 2004 in connection with the early retirement of John S. Mills, our former President and Chief operating Officer. There were no commercial commitments outstanding as of July 31, 2004, nor have we provided any financial guarantees at that date.

Off-Balance Sheet Arrangements

      We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of July 31, 2004, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe application of accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the MD&A included in our Annual Report on Form 10-K for the year ended January 31, 2004.

Cautionary Note Regarding Forward-Looking Statements and Risk Factors

      This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve certain risks and uncertainties, including statements regarding the company’s strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. All forward looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made. Such uncertainties and other risks are discussed in our Form 10-K for the year ended January 31, 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      The Company, in the normal course of doing business, is theoretically exposed to interest rate change market risk. As borrowing patterns are seasonal, the Company is not dependent on borrowing for the entire year. Therefore, a sudden increase in interest rates (which under the Loan Agreement is dependent on the prime rate) may, during peak borrowing, have a negative impact on short-term results. However, the Company has not had any borrowings outstanding since November 2002.

Item 4.	Controls and Procedures

      (a) Explanation of disclosure controls and procedures: The Company, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information it is required to disclose in its filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These disclosure controls were also concluded to be effective to ensure that information that it is required to disclose in the reports that it files under the Exchange Act is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors and there can, therefore, be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      (b) Changes in internal controls: During the period covered by this quarterly report, there have been no changes to the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

      From time to time, in the ordinary course of business, the Company is involved in various legal proceedings. The Company believes that the ultimate outcome of current litigation will not have a material adverse impact on its results of operations, financial condition or cash flows.

Item 2.	Changes in Securities and Use of Proceeds

      In the fourth quarter of 2003, the Company’s Board of Directors authorized a share repurchase program of its outstanding common stock in the amount of $35.0 million. In the first quarter of 2004, the Company announced that its Board of Directors had approved an increase in its share repurchase program to acquire an additional $35.0 million of its common stock. The additional authorization increased the total share repurchase program to $70.0 million. The Company’s purchases of treasury stock for the thirteen weeks ended July 31, 2004 pursuant to the share repurchase program are as follows:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares
	Number of		as Part of	that May Yet Be
	Shares (or	Average	Publicly	Purchased Under
	Units)	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs

				(In Thousands)
May 2004.	10,000	$25.65	10,000	$33,408
June 2004	155,000	$27.08	155,000	$29,211
July 2004	10,000	$27.00	10,000	$28,941
Total	175,000	$26.99	175,000	$28,941

Item 3.	Defaults Upon Senior Securities

      Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

      (a) In accordance with the Company’s notice and proxy statement dated May 25, 2004, the Company held its Annual Meeting of Stockholders on June 16, 2004. Holders of 49,041,897 shares of the Company’s common stock were present in person or by proxy representing approximately 88% of the Company’s 55,426,851 shares outstanding on the record date. The matters set forth in the paragraphs below were submitted to a vote of the Company’s stockholders.

      (b) The proposal to approve an amendment to the Company’s Certificate of Incorporation to provide for the classification of the Company’s Board of Directors into three classes of directors with staggered terms of office, which was approved and recommended by the Company’s Board of Directors, was rejected by a majority of the shares voted as follows:

Votes For	Votes Against	Abstentions

12,941,507	35,607,678	35,388

      (b) The following persons were elected as members of the Board of Directors to serve a term of one year and until their successors shall have been duly elected and qualified:

Name of Nominee	Votes For	Votes Withheld

Julian R. Geiger	47,568,658	1,473,239
John S. Mills	48,081,005	960,892
Bodil Arlander	48,160,118	881,779
Ronald R. Beegle	47,581,139	1,460,758
Mary Elizabeth Burton	46,658,229	2,359,668
Robert B. Chavez	48,160,118	881,779
David Edwab	47,113,079	1,928,818
John D. Howard	48,160,118	881,779
David B. Vermylen	47,167,135	1,874,762

      (c) The proposal to approve an Executive Incentive Bonus Plan, which was approved and recommended by the Company’s Board of Directors, was approved by a majority of the shares voted as follows:

Votes For	Votes Against	Abstentions

44,942,281	3,592,833	49,459

Item 5.	Other Information

      Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

31.1	Certification by Julian R. Geiger, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Michael J. Cunningham, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Reports on Form 8-K:

1.	The Registrants Current Report on Form 8-K, dated May 6, 2004, related to monthly historical net sales.

2.	The Registrants Current Report on Form 8-K, dated May 6, 2004, related to the addition of Robert E. Chavez to the Company’s Board of Directors.

3.	The Registrants Current Report on Form 8-K, dated May 20, 2004, related to first quarter earnings results.

4.	The Registrants Current Report on Form 8-K, dated June 2, 2004, related to monthly historical net sales.

5.	The Registrants Current Report on Form 8-K, dated July 7, 2004, related to monthly historical net sales.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AEROPOSTALE, INC.

/s/ JULIAN R. GEIGER

Julian R. Geiger
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL J. CUNNINGHAM

Michael J. Cunningham
Executive Vice President-Chief Financial Officer
(Principal Financial Officer)

Dated: September 8, 2004