Form 10-Q
period 2004-10-30
AEROPOSTALE INC
filed 2004-12-03
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended October 30, 2004

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

      As of November 21, 2004, the registrant had 55,669,342 shares of common stock outstanding.

AÉROPOSTALE, INC.

PART I

FINANCIAL INFORMATION

Item 1.     Financial Statements

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 30,	January 31,	November 1,
	2004	2004	2003

	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$120,660	$138,356	$78,529
Merchandise inventory	114,515	61,807	113,447
Tenant allowances receivable	11,411	2,044	5,492
Prepaid expenses	9,449	8,734	9,551
Other current assets	948	1,506	2,587

Total current assets	256,983	212,447	209,606
FIXTURES, EQUIPMENT AND IMPROVEMENTS, NET	121,845	92,578	92,326
OTHER ASSETS	3,527	2,023	9,528

TOTAL ASSETS	$382,355	$307,048	$311,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$69,075	$30,477	$54,350
Accrued expenses	39,837	41,091	35,816

Total current liabilities	108,912	71,568	90,166
DEFERRED RENT AND TENANT ALLOWANCES	59,579	45,585	46,078
PENSION PLAN LIABILITY	4,425	4,202	3,031
STOCKHOLDERS’ EQUITY:
Common stock — par value, $0.01 per share; 300,000 shares authorized, 58,168, 56,795 and 56,061 shares issued	582	568	561
Additional paid-in capital	78,709	63,289	58,943
Other comprehensive loss	(672)	(672)	—
Deferred compensation	(1,441)	—	—
Retained earnings	189,047	140,203	112,681
Treasury stock at cost (2,499 and 945 shares)	(56,786)	(17,695)	—

Total stockholders’ equity	209,439	185,693	172,185

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$382,355	$307,048	$311,460

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		39 weeks ended

	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

	(In Thousands, Except Per Share Data)
NET SALES	$274,616	$220,071	$637,122	$462,226
COST OF SALES (includes certain buying, occupancy and warehousing expenses)	176,415	146,149	430,328	322,472

Gross profit	98,201	73,922	206,794	139,754
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	46,775	38,123	127,805	96,432

INCOME FROM OPERATIONS	51,426	35,799	78,989	43,322
INTEREST INCOME, Net	336	65	796	499

INCOME BEFORE INCOME TAXES	51,762	35,864	79,785	43,821
INCOME TAXES	20,076	13,986	30,941	17,089

NET INCOME AND COMPREHENSIVE INCOME	$31,686	$21,878	$48,844	$26,732

BASIC NET INCOME PER SHARE	$0.57	$0.39	$0.88	$0.49

DILUTED NET INCOME PER SHARE	$0.55	$0.37	$0.85	$0.46

Basic weighted average shares outstanding	55,894	55,761	55,792	54,312

Diluted weighted average shares outstanding	57,210	58,754	57,399	58,202

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	39 weeks ended

	October 30,	November 1,
	2004	2003

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,844	$26,732
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,407	8,622
Tax effect of non-qualified stock options	12,597	17,022
Other	(2,049)	(1,702)
Changes in operating assets and liabilities:
Merchandise inventory	(52,708)	(66,802)
Accounts payable	38,598	36,396
Other assets and liabilities	5,815	1,764

Net cash from operating activities	62,504	22,032

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixtures, equipment and improvements	(40,674)	(31,387)
Purchase of intangible assets	(1,400)	—

Net cash from investing activities	(42,074)	(31,387)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(39,091)	—
Stock options exercised and other	965	409

Net cash from financing activities	(38,126)	409

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,696)	(8,946)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	138,356	87,475

CASH AND CASH EQUIVALENTS, END OF PERIOD	$120,660	$78,529

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

      References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc., together with its wholly-owned subsidiary, Aéropostale West, Inc., except as expressly indicated or unless the context otherwise requires. We are a mall-based specialty retailer of casual apparel and accessories for young women and young men in the United States. As of October 30, 2004, we operated 560 stores in 43 states.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States. However, in the opinion of our management, all known adjustments necessary for a fair presentation of the results of the interim periods have been made. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may materially differ from these estimates.

      Our business is highly seasonal, and historically we have realized a significant portion of our sales, net income, and cash flow in the second half of the fiscal year, driven by the impact of the back-to-school selling season in the third quarter and the holiday selling season in the fourth quarter. Therefore, our interim period consolidated financial statements will not be indicative of our full-year results of operations, financial condition or cash flows. These financial statements should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended January 31, 2004.

      References to “fiscal 2003” mean the 52-week period ended January 31, 2004 and references to “fiscal 2004” mean the 52-week period ending January 29, 2005. Certain reclassifications have been made to prior year balances to conform to the current year presentation.

2.	Common Stock Split

      On April 26, 2004, we completed a three-for-two stock split on all shares of our common stock that was effected in the form of a stock dividend. All prior period share and per share amounts presented in this report have been restated to give retroactive recognition to the common stock split.

3.	Stock Based Compensation

      We periodically grant stock options to our employees, and we account for these stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). We have also adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). In accordance with the provisions of SFAS No. 148 and APB No. 25, we have not recognized compensation expense related to stock options. If we would have elected to recognize compensation expense based on the fair value of options at grant date, as prescribed by SFAS No. 148,

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS —  (Continued)

our net income and income per share would have been reduced to the pro forma amounts indicated in the following table:

	13 weeks ended		39 weeks ended

	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

	(In Thousands, Except Per Share Data)
Net income:
As reported	$31,686	$21,878	$48,844	$26,732
Add: Restricted stock amortization net of taxes recorded within net income	101	—	261	—
Deduct: Total stock based compensation expense determined under the fair value method, net of taxes	(380)	(103)	(1,024)	(270)

Pro-forma	$31,407	$21,775	$48,081	$26,462

Basic net income per share:
As reported	$0.57	$0.39	$0.88	$0.49

Pro-forma	$0.56	$0.39	$0.86	$0.49

Diluted net income per share:
As reported	$0.55	$0.37	$0.85	$0.46

Pro-forma	$0.55	$0.37	$0.84	$0.45

      The weighted average fair value of the Company’s stock options was calculated using the Black-Scholes Option Pricing Model with the following weighted average assumptions used for grants in their respective periods. For periods ended in fiscal 2004: no dividend yield; expected volatility of 69%; risk free interest rate of 2.79%; and expected life of 5 years. For periods ended in fiscal 2003: no dividend yield; expected volatility of 70%; risk free interest rate of 2.81%; and expected life of 4.7 years. There were 521 thousand options granted during the thirty-nine weeks ended October 30, 2004 with a weighted average fair value of $7.4 million. There were 744 thousand options granted during the thirty-nine weeks ended November 1, 2003, with a weighted average fair value of $3.9 million.

      In fiscal 2004, certain of our executives and directors were awarded restricted stock, pursuant to restricted stock agreements. There were 80 thousand outstanding shares of restricted stock as of October 30, 2004. The restricted stock awarded to employees vest at the end of three years of continuous service with us. The restricted stock awarded to directors vest pro-rata over a three-year period, based upon continuous service. Total compensation expense of $1.9 million is being amortized over the vesting period, and amortization expense for the thirty-nine weeks ended October 30, 2004 was $0.4 million.

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

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS —  (Continued)

employment taxes, information technology maintenance costs and expenses, insurance and legal expenses, and store pre-opening and other corporate level expenses. Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.

5.	Recent Accounting Developments

      In June 2004, the Financial Accounting Standards Board (“FASB”) issued an interpretation of FASB No. 143, Accounting for Asset Retirement Obligations. This interpretation clarifies the scope and timing of liability recognition for conditional asset retirement obligations under FASB No. 143, and is effective no later than the end of our 2005 fiscal year. We have determined that this interpretation, and the adoption of FASB No. 143, will not have a material impact on our consolidated financial statements or cash flows.

      In March 2004, the FASB published an Exposure Draft, Shares-Based Payment, an amendment of FASB Statements No. 123 and No. 95. Under this FASB proposal, all forms of share-based payment to employees, including employee stock options, would be treated as compensation and recognized in the income statement and would become effective at the beginning of our 2005 fiscal year.

      The Company currently accounts for stock options under APB No. 25. The pro-forma impact of expensing options is disclosed in Note 3.

6.	Earnings Per Share

      The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended		39 weeks ended

	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

	(In Thousands, Except Per Share Data)
Net income	$31,686	$21,878	$48,844	$26,732

Weighted average basic shares	55,894	55,761	55,792	54,312
Impact of dilutive securities	1,316	2,993	1,607	3,890

Weighted average diluted shares	57,210	58,754	57,399	58,202

Net income per basic share	$0.57	$0.39	$0.88	$0.49

Net income per diluted share	$0.55	$0.37	$0.85	$0.46

      Options to purchase 9 thousand shares during the thirteen weeks ended October 30, 2004, and 93 thousand shares during the thirty-nine weeks ended October 30, 2004, were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

7.	Revolving Credit Facility

      We have available a revolving credit facility (the “credit facility”) with Bank of America Retail Finance (formerly, Fleet Retail Finance) which allows us to borrow or obtain letters of credit up to an aggregate of $25 million, with letters of credit having a sub-limit of $15 million. The credit facility matures on September 30, 2005, and our assets collateralize indebtedness under the credit facility. Borrowings under the credit facility bear interest at our option, either at (a) the lender’s prime rate or (b) the Euro Dollar Rate plus 1.25% to 1.75%, dependent upon our financial performance. Additionally,

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS —  (Continued)

we must pay commitment fees on any unused portion of the credit facility at an annualized rate of 0.375% on the difference between the loan aggregate of $25 million and the borrowings (including outstanding letters of credit) at the preceding month-end. There are no covenants in the credit facility requiring us to achieve certain earnings levels and there are no capital spending limitations. There are certain negative covenants under the credit facility, including but not limited to, limitations on our ability to incur other indebtedness, encumber our assets, or undergo a change of control. Additionally, we are required to maintain a ratio of 2:1 for the value of our inventory to the amount of the loans under the credit facility. As of October 30, 2004, we were in compliance with all covenants under the credit facility. We had no amount outstanding under the credit facility, and no stand-by or commercial letters of credit issued under the credit facility at either October 30, 2004 or January 31, 2004 and we have not had outstanding borrowings under the credit facility since November 2002.

8.	Retirement Benefit Plans

      We have a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements. Under the terms of the plan, employees may contribute up to 14% of gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants. We also have the option to make additional contributions. The terms of the plan provide for vesting in our matching contributions to the plan over a five-year service period with 20% vesting after two years and 50% vesting after year three. Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after year five. Contribution expense was $0.5 million for the thirty-nine weeks ended October 30, 2004 and $0.4 million for the thirty-nine weeks ended November 1, 2003.

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

      The components of net periodic pension benefit cost are as follows:

	39 weeks ended

	October 30,	November 1,
	2004	2003

	(In Thousands)
Service cost	$209	$138
Interest cost	486	236
Amortization of prior service cost	56	23
Amortization of net loss	254	83
Loss recognized due to settlement	1,396	—

Net periodic pension benefit cost	$2,401	$480

      The loss recognized due to settlement in 2004 resulted from the early retirement of our former President and Chief Operating Officer, and we made a contribution of $2.4 million in August 2004 in connection with this early retirement. No other contributions were made during either the thirty-nine weeks ended October 30, 2004 or November 1, 2003.

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS —  (Continued)

      During the first quarter of fiscal 2004, we adopted a long-term incentive deferred compensation plan established for the purpose of providing long-term incentive to a select group of management. The plan is a non-qualified, defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking position that are not participants in the SERP. We will record annual monetary credits to each participant’s account based on compensation levels and years as a participant in the plan. Annual interest credits will be applied to the balance of each participant’s account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participant’s accounts will be fully vested upon retirement after completing five years of service and attaining age 55. Plan expenses were $0.2 million for the thirty-nine weeks ended October 30, 2004.

9.	Stock repurchase program

      In the fourth quarter of fiscal 2003, our Board of Directors approved a stock repurchase program to acquire up to $35.0 million of our outstanding common stock. In the first quarter of fiscal 2004, our Board of Directors approved an additional $35.0 million of repurchase availability, thereby increasing the amount available for stock repurchase under this program to $70.0 million. On November 16, 2004, our Board of Directors approved an additional $30.0 million of repurchase availability, thereby increasing the amount available for stock repurchase under this program to $100.0 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, and requirements going forward. We repurchased 0.6 million shares for $15.7 million during the thirteen weeks ended October 30, 2004, and we repurchased 1.6 million shares for $39.1 million this year to-date. We have repurchased a total of 2.5 million shares for $56.8 million, since the inception of the repurchase program. At October 30, 2004 we had $13.2 million of repurchase availability remaining. After giving effect to the most recent increase to the stock repurchase plan, we have $43.2 million of repurchase availability remaining.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      Aeropostale, Inc. is a mall-based specialty retailer of casual apparel and accessories in the United States. Our target customers are both young women and men from age 11 to age 20, and we provide these customers with a selection of high-quality, active-oriented, fashion basic merchandise at compelling values in a high-energy store environment. We maintain complete control over our proprietary brand by designing and sourcing all of our own merchandise. Our products can be purchased only in our stores, which sell Aeropostale merchandise exclusively, or at organized sales events at college campuses. We operated 560 stores in 43 states as of October 30, 2004.

      Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide information to help you better understand our financial condition and results of operations. Our business is highly seasonal, and historically we realize a significant portion of our sales, net income, and cash flow in the second half of the fiscal year, driven by the impact of the back-to-school selling season in our third quarter and the holiday selling season in our fourth quarter. Therefore, our interim period consolidated financial statements will not be indicative of our full-year results of operations, financial condition or cash flows. We recommend that you read this section along with our condensed consolidated financial statements included in this report and along with our Annual Report on Form 10-K for the year ended January 31, 2004.

      On April 26, 2004, we completed a three-for-two stock split on all shares of our common stock that was effected in the form of a stock dividend. All prior period share and per share amounts presented in this report have been restated to give retroactive recognition to the common stock split.

Overview

      We achieved net sales of $274.6 million for the third quarter of fiscal 2004, or a 24.8% increase over the third quarter of fiscal 2003. We also achieved net sales of $637.1 million for the first thirty-nine weeks of fiscal 2004, or a 37.8% increase from the first thirty-nine weeks of fiscal 2003. Increased comparable store sales and new store sales drove the net sales increases. Comparable store sales grew by 5.4% for the third quarter of fiscal 2004 and by 12.8% for the year-to-date period. Our gross profit, as a percentage of net sales, increased by 2.2 percentage points for the third quarter of fiscal 2004 and 2.3 percentage points for the year-to-date period, and were primarily driven by increased merchandise margins and leveraging of occupancy costs against the increased net sales. SG&A, as a percentage of net sales, declined by 0.3 percentage points for the third quarter of fiscal 2004 and by 0.8 percentage points for the year-to-date period. The leveraging of store payroll and other operating costs against the increased net sales drove the year-to-date period decrease. As a result, our net income for the third quarter of 2004 grew to $31.7 million, or $0.55 per diluted share, from $21.9 million, or $0.37 per diluted share, for the third quarter of last year. On a year-to-date basis, net income grew to $48.8 million, or $0.85 per diluted share, from $26.7 million, or $0.46 per diluted share last year. At October 30, 2004, we had working capital of $148.1 million, cash and cash equivalents of $120.7 million, and no third party debt outstanding. During the first thirty-nine weeks of fiscal 2004, our cash flows from operating activities were $62.5 million. We operated 560 stores at October 30, 2004, an increase of 22% from the same period last year.

      We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

13 weeks ended	39 weeks ended

October 30,	November 1,	October 30,	November 1,
2004	2003	2004	2003

Net sales (in millions)	$274.6	$220.1	$637.1	$462.2
Total store count at end of period	560	460	560	460
Comparable store sales count at end of period	413	331	413	331
Net sales growth	24.8%	30.1%	37.8%	34.2%
Comparable store sales growth	5.4%	5.2%	12.8%	5.4%
Net sales per average square foot	$144	$140	$356	$318
Diluted earnings per share	$0.5	5	$0.3	7	$0.8	5	$0.4	6
Square footage growth	22%	25%	22%	25%
Merchandise mix as a % of net sales
Women’s	65%	64%	62%	61%
Men’s	23%	25%	25%	26%
Accessories	12%	11%	13%	13%

      The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		39 weeks ended

	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	35.8	33.6	32.5	30.2
Selling, general and administrative expenses	17.0	17.3	20.1	20.9
Income from operations	18.8	16.3	12.4	9.3
Interest income, net	0.1	—	0.1	0.1
Income before income taxes	18.9	16.3	12.5	9.4
Income taxes	7.4	6.4	4.8	3.6
Net income	11.5	9.9	7.7	5.8

Results of Operations

      Sales. Net sales for the third quarter of fiscal 2004 increased by $54.5 million, or by 24.8%, from the third quarter of fiscal 2003. Increased comparable store sales and new store sales drove the net sales increase. Comparable store sales increased by $10.7 million, or by 5.4%, for the third quarter. Comparable store sales increased in our young women’s and accessories categories and declined slightly in our young men’s category. The comparable store sales increase for the third quarter reflected a 3.1% increase in the number of units per transaction, a 2.7% increase in the number of sales transactions, and flat average dollar per units sold. Non-comparable store sales for the third quarter increased by $43.8 million, or by 19.4%, from last year, primarily due to 100 more stores opened at the end of the third quarter of fiscal 2004 compared to the end of the third quarter of fiscal 2003.

      Net sales for the first thirty-nine weeks of fiscal 2004 increased by $174.9 million, or by 37.8%, from the first thirty-nine weeks of fiscal 2003. Increased comparable store sales and new store sales drove the net sales increases. Comparable store sales increased by $53.3 million, or by 12.8%, for the year-to-date period, and were driven by comparable store sales increases in all three of our categories. The comparable store sales increase for the year-to-date period reflected a 3.8% increase in the number of units per transaction, a 9.8% increase in the number of sales transactions, and was partially offset by a 0.9% decrease in average dollar per units sold. Non-comparable store sales increased by $121.6 million, or by 25.0%, for the year-to-date period, primarily due to the new store openings discussed above.

      Gross profit. Gross profit increased by $24.3 million for the third quarter of fiscal 2004, as compared with the third quarter of fiscal 2003, and increased by 2.2 percentage points, as a percentage of net sales. An increase of 1.8 percentage points in merchandise margin, as a percentage of net sales, was the primary driver of the gross profit increase for the quarter and was primarily due to lower promotional markdowns, as well as lower initial cost.

      Gross profit increased by $67.0 million for the first thirty-nine weeks of fiscal 2004, as compared with the same periods in fiscal 2003, and increased by 2.3 percentage points, as a percentage of net sales. The leveraging of occupancy costs against the increased net sales drove 1.1 percentage points of the gross profit increase for the year-to-date period. In addition increased merchandise margin, as a percentage of sales, drove 0.8 percentage points of the gross profit increase for the year-to-date period and was primarily due to lower promotional markdowns, as well as lower initial cost.

      SG&A. As a percentage of net sales, SG&A decreased by 0.3 percentage points for the third quarter due primarily to the leveraging of store operating costs against the increased net sales. In absolute dollars, SG&A increased by $8.7 million for the third quarter of fiscal 2004, as compared with the third quarter of fiscal 2003. Increased payroll of $6.7 million for the quarter, driven by new store growth, was the primary reason for the increase in SG&A.

      As a percentage of net sales, SG&A decreased by 0.8 percentage points for the year-to-date period, primarily due to the leveraging of store operating costs against the increased net sales. In absolute dollars, SG&A increased by $31.4 million for the first thirty-nine weeks of fiscal 2004, as compared with the same periods in fiscal 2003. Increased payroll of $19.8 million, as well as increases in other operational items resulting from new store growth were the primary drivers of the year-to-date period increase in SG&A.

      Interest income, net and income taxes. Interest income, net was comparable for all periods presented and our effective tax rate was 39.0% for all periods presented.

      Net income. Net income increased by $9.8 million, or $0.18 per diluted share, for the third quarter of fiscal 2004 and increased by $22.1 million, or $0.39 per diluted share, for the first thirty-nine weeks of fiscal 2004, as compared with the same periods in fiscal 2003.

Liquidity and Capital Resources

      Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores, and to improve and enhance our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the fiscal year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first thirty-nine weeks of the fiscal year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations and existing cash and cash equivalents. In addition, we have available a $25 million revolving credit facility (the “credit facility”) with Bank of America Retail Finance (formerly, Fleet Retail Finance) (see below for a further description), and we have not had outstanding borrowings under the credit facility since November 2002. At October 30, 2004, we had working capital of $148.1 million, cash and cash equivalents of $120.7 million, and no third party debt outstanding.

      The following table sets forth our cash flows for the period indicated:

	39 weeks ended

	October 30,	November 1,
	2004	2003

	(In Thousands)
Net cash from operating activities	$62,504	$22,032
Net cash from investing activities	(42,074)	(31,387)
Net cash from financing activities	(38,126)	409

Net decrease in cash and cash equivalents	$(17,696)	$(8,946)

      Operating activities. Cash flows from operating activities, our principle form of liquidity on a full-year basis, increased by $40.5 million for the first thirty-nine weeks of fiscal 2004, as compared to the same period in fiscal 2003. Increased net income of $22.1 million and a reduction in period-over-period cash used for merchandise inventory of $14.1 million were the primary drivers of the increase in cash flows from operating activities, and was partially offset by a $5.1 million period-over-period decrease in cash provided by tenant allowances receivable. The reduction in cash used for merchandise inventories was a result of our continued focus on inventory management, as well as the timing of receipts. The reduction in cash provided by tenant allowances receivable was due to the timing of new store openings and landlord payments. Due to the seasonality of our business, we have historically generated a significant portion of our cash flows from operating activities in the second half of the fiscal year, and we expect this trend to continue for the balance of this fiscal year.

      Capital requirements. Net cash expended for investing activities was primarily for capital expenditures for the construction of new stores, remodeling of existing stores and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We opened 38 new stores during the third quarter of fiscal 2004. Through the first three quarters of fiscal 2004 we opened 100 new stores. The new store growth resulted in a total square footage increase of 22% at the end of the third quarter of 2004, as compared to the same period in 2003. Capital expenditures for the full fiscal year of 2004 are expected to be approximately $46 million, which includes the funding of new store openings, the remodeling of existing stores, and the improvement and enhancement of our information technology systems. Capital expenditures for the 2005 fiscal year are expected to be approximately $50 million, which includes the funding of approximately 100 new store openings, the remodeling of existing stores, and the improvement and enhancement of our information technology systems.

      Financing activities and capital resources. In the fourth quarter of fiscal 2003, our Board of Directors approved a stock repurchase program to acquire up to $35.0 million of our outstanding common stock. In the first quarter of fiscal 2004, our Board of Directors approved an additional $35.0 million of repurchase availability, thereby increasing the amount available for stock repurchase under this program to $70.0 million. On November 16, 2004, our Board of Directors approved an additional $30.0 million of repurchase availability, thereby increasing the amount available for stock repurchase under this program to $100.0 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, and requirements going forward. We repurchased 0.6 million shares for $15.7 million during the thirteen weeks ended October 30, 2004, and we repurchased 1.6 million shares for $39.1 million this year to-date. We have repurchased a total of 2.5 million shares for $56.8 million, since the inception of the repurchase program. At October 30, 2004 we had $13.2 million of repurchase availability remaining. After giving effect to the most recent increase to the stock repurchase plan, we have $43.2 million of repurchase availability remaining.

      Our credit facility provides us with up to $25 million of available borrowings. Borrowings under the credit facility bear interest at our option, either at (a) the lender’s prime rate or (b) the Euro Dollar Rate plus 1.25% to 1.75%, dependent upon our financial performance. As of October 30, 2004, there were no amounts outstanding under the credit facility and we have not had outstanding borrowings under the credit facility since November 2002. The credit facility contains certain negative covenants, including but not limited to, limitations on our ability to incur other indebtedness, encumber our assets or undergo a change of control. Additionally, we are required to keep a ratio of 2:1 of the value of our inventory to the amounts outstanding at any time under the credit facility. The credit facility has a termination date of September 30, 2005. There are fees for early termination. Events of default under the credit facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, indictment of or institution of any legal process or proceeding under federal, state, municipal or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the lenders under the credit facility will be entitled to take various actions, including the acceleration of amounts due thereunder and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral.

Contractual Obligations and Commercial Commitments

      The following tables summarize our contractual obligations and commercial commitments as of October 30, 2004:

		Payments Due

		Balance of
		Fiscal	In Fiscal	In Fiscal	After Fiscal
	Total	2004	2005 and 2006	2007 and 2008	2008

	(In Thousands)
Contractual Obligations
Employment contracts	$4,838	$538	$4,300	$—	$—
Operating leases	381,120	13,205	98,476	94,889	174,550

Total contractual obligations	$385,958	$13,743	$102,776	$94,889	$174,550

      The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 14% of minimum lease obligations in fiscal 2003, or variable costs such as maintenance, insurance and taxes, which represented approximately 57% of minimum lease obligations in fiscal 2003. Our open purchase orders are cancelable without penalty and are therefore not included in the above table. There were no commercial commitments outstanding as of October 30, 2004, nor have we provided any financial guarantees at that date.

Off-Balance Sheet Arrangements

      We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of October 30, 2004, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

Critical Accounting Policies

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the MD&A included in our Annual Report on Form 10-K for the year ended January 31, 2004.

Cautionary Note Regarding Forward-Looking Statements and Factors Affecting Future Performance

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

      Our growth will largely depend on our ability to open and operate new stores successfully. We opened 95 stores in fiscal 2003, 93 in fiscal 2002, and 74 stores in fiscal 2001. Additionally, through the first three quarters of fiscal 2004, we opened 100 new stores, an increase of 22% over our store base at the end of fiscal 2003. We intend to continue to open a significant number of new stores in future years while remodeling a portion of our existing store base annually. Our proposed expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores. In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets.

Our expansion plan is dependent on a number of factors, which could delay or prevent the successful opening of new stores and subsequent penetration into new markets.

      We will be unable to open and operate new stores successfully and our growth will be limited unless we can:

•	identify suitable markets and sites for store locations;

•	negotiate acceptable lease terms;

•	hire, train and retain competent store personnel;

•	maintain a proportion of new stores to mature stores that does not harm existing sales;

•	foster current relationships and develop new relationships with vendors that are capable of supplying a greater volume of merchandise;

•	manage inventory effectively to meet the needs of new and existing stores on a timely basis;

•	expand our infrastructure to accommodate growth; and

•	generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our expansion plans.

      In addition, we will open new stores in regions of the United States in which we currently have few or no stores. Our experience in these markets is limited and there can be no assurance that we will be able to develop our brand in these markets or adapt to competitive, merchandising and distribution challenges that may be different from those in our existing markets. Our inability to open new stores successfully and/or penetrate new markets would have a material adverse effect on our revenue and earnings growth.

Our net sales and inventory levels fluctuate on a seasonal basis, leaving our operating results particularly susceptible to changes in back-to-school and holiday shopping patterns.

      Our net sales and net income are disproportionately higher from August through January each year due to increased sales from back-to-school and holiday shopping. Sales during this period cannot be used as an accurate indicator for our annual results. Our net sales and net income from February through July are typically lower due to, in part, the traditional retail slowdown immediately following the winter holiday season. Any significant decrease in sales during the back-to-school and winter holiday seasons would have a material adverse effect on our financial condition and results of operations. In addition, in order to prepare for the back-to-school and holiday shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other parts of the year. Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross margins and negatively impact our profitability.

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

      Our comparable store sales and quarterly results have fluctuated in the past and are expected to continue to fluctuate in the future. In addition, we cannot assure you that we will be able to maintain the recent levels of comparable store sales as we expand our business. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

•	fashion trends;

•	calendar shifts of holiday or seasonal periods;

•	the effectiveness of our inventory management;

•	changes in our merchandise mix;

•	the timing of promotional events;

•	weather conditions;

•	changes in general economic conditions and consumer spending patterns; and

•	actions of competitors or mall anchor tenants.

      If our future comparable store sales fail to meet the expectations of research analysts, then the market price of our common stock could decline substantially. You should refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

If we are unable to identify and respond to consumers’ fashion preferences in a timely manner, our profitability would decline.

      We may be unable to keep pace with the rapidly changing fashion trends and consumer tastes inherent in the apparel industry. Our current design philosophy is based on the belief that our target customers prefer clothing that suits the demands of their active lifestyles and that they like to identify with a logo. Accordingly, we produce casual, comfortable apparel, a majority of which displays either the “Aeropostale” or “Aero” logo. There can be no assurance that fashion trends will not move away from casual clothing or that we will not have to alter our design strategy to reflect a consumer change in logo preference. If we fail to anticipate, identify or react appropriately to changes in styles, trends, desired images or brand preferences, we may need to incur higher markdowns to reduce excess inventory. Utilizing such markdowns would negatively impact our profitability.

Our concentration of stores in the eastern United States makes us susceptible to adverse conditions in this region.

      The majority of our stores are located in the eastern half of the United States. As a result, our operations are more susceptible to regional factors than the operations of our more geographically diversified competitors. These regional factors include, among others, economic and weather conditions, as well as demographic and population changes.

We rely on third parties to manage the warehousing and distribution aspects of our business. If these third parties do not adequately perform these functions, our business would be disrupted.

      The efficient operation of our stores is dependent on our ability to distribute, in a timely manner, merchandise to our store locations throughout the United States. An independent third party operates our distribution and warehouse facility in South River, New Jersey. We depend on this third party to receive, sort, pack and distribute substantially all of our merchandise. This third party employs personnel represented by a labor union. Although there have been no work stoppages or disruptions since the inception of our relationship with this third party provider in 1991, there can be no assurance that work stoppages or disruptions will not occur in the future. We also use a separate third party transportation company to deliver our merchandise from our warehouse to our stores. Any failure by either of these third parties to respond adequately to our warehousing and distribution needs would disrupt our operations and negatively impact our profitability.

We rely on a small number of vendors to supply a significant amount of our merchandise, and our failure to maintain good relationships with one or more of them could harm our ability to source our products.

      In fiscal 2003, we sourced 34% of our merchandise from our top three vendors; Mias Fashion Mfg. Co, Inc., or MFM, supplied 12%, and Niteks USA, Inc. and South Bay Apparel, Inc. each supplied 11% of our products, respectively. In addition, Federated Merchandising Group, or FMG, a wholly owned subsidiary of Federated Department Stores, Inc., acted as our agent with respect to the sourcing of 21% of our merchandise. Our relationships with our vendors generally are not on a contractual basis and do not provide assurances on a long-term basis as to adequate supply, quality or acceptable pricing. Most of our vendors could discontinue selling to us at any time. If one or more of our significant vendors were to sever their relationship with us, we could be unable to obtain replacement products in a timely manner, which could cause our sales to decrease.

Foreign suppliers manufacture most of our merchandise; therefore the availability and costs of these products may be negatively affected by risks associated with international trade.

      Trade restrictions such as increased tariffs or quotas, or both, could affect the importation of apparel generally and increase the cost and reduce the supply of merchandise available to us. Much of our merchandise is sourced directly from foreign vendors in Europe, Asia and Central America. In addition, many of our domestic vendors maintain production facilities overseas. Some of these facilities are also located in regions that may be affected by political instability that could cause a disruption in trade. Any reduction in merchandise available to us or any increase in its cost due to tariffs, quotas or local political issues could have a material adverse effect on our results of operations.

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

Our failure to protect our trademarks AEROPOSTALE® and, to a lesser extent, AEROTM adequately could have a negative impact on our brand image and limit our ability to penetrate new markets.

      We believe that our trademarks AEROPOSTALE® and, to a lesser extent, AEROTM are integral to our logo-driven design strategy. We have obtained a federal registration of the AEROPOSTALE® trademark in the United States and have applied for or obtained registrations in most foreign countries in which our vendors are located. We use the term “AERO” in many constantly changing designs and logos even though we have not applied to register every variation or combination thereof for adult clothing. There can be no assurance that the registrations we obtained will prevent the imitation of our products or infringement of our intellectual property rights by others. If any third party imitates our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected. Because we have not yet obtained federal registration for the AEROTM mark and have not registered the “AEROPOSTALE” mark in all categories or in all foreign countries in which we now or may in the future source or offer our merchandise, international expansion and our merchandising of non-apparel products using these marks could be limited.

      In addition, we cannot assure you that others will not try to block the manufacture, export or sale of our products as violative of their trademarks or other proprietary rights. Other entities may have rights to trademarks that contain the word “AERO” or may have registered similar or competing marks for apparel and accessories in foreign countries in which our vendors are located. Our applications for international registration of the AEROPOSTALE® mark have been rejected in several countries in which our products are manufactured because third parties have already registered the mark for clothing in those countries. There may also be other prior registrations in other foreign countries of which we are not aware. Accordingly, it may be possible, in those few foreign countries where we were not been able to register the AEROPOSTALE® mark, for a third party owner of the national trademark registration for “AEROPOSTALE” to enjoin the manufacture, sale or exportation of Aeropostale branded goods to the United States. If we were unable to reach a licensing arrangement with these parties, our vendors may be unable to manufacture our products in those countries. Our inability to register our trademarks or purchase or license the right to use our trademarks or logos in these jurisdictions could limit our ability to obtain supplies from or manufacture in less costly markets or penetrate new markets should our business plan change to include selling our merchandise in those jurisdictions outside the United States.

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

      The continued threat of terrorism, heightened security measures and military action in response to an act of terrorism has disrupted commerce and has intensified the uncertainty of the U.S. economy. Any further acts of terrorism or a future war may disrupt commerce and undermine consumer confidence, which could negatively impact our sales revenue by causing consumer spending and/or mall traffic to decline. Furthermore, an act of terrorism or war, or the threat thereof, could negatively impact our business by interfering with our ability to obtain merchandise from foreign vendors. Inability to obtain merchandise from our foreign vendors or substitute other vendors, at similar costs and in a timely manner, could adversely affect our operating results and financial condition.

Our market share may be adversely impacted at any time by a significant number of competitors.

      The teen apparel market is highly competitive and is characterized by low barriers to entry. We compete against a diverse group of retailers, including national and local specialty retail stores, mass merchandisers, regional retail chains, traditional department stores and mail-order retailers. Many of our competitors are already established in markets that we have not penetrated. In addition, many of our competitors have many more stores in operation than us, and therefore greater national recognition than we do. This significant number of competitors may adversely impact our market share and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      At October 30, 2004, we had no borrowings outstanding under our credit facility and we have not had any borrowings outstanding under our credit facility since November 2002. To the extent that we may borrow pursuant to our credit facility in the future, we may be exposed to market risk related to interest rate fluctuations. Additionally, we have not entered into financial instruments for hedging purposes.

Item 4.	Controls and Procedures

      (a) Explanation of disclosure controls and procedures: The Company, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information we are required to disclose in our filings with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. These disclosure controls were also concluded to be effective to ensure that information that we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors and therefore there can be no assurance that any design of system controls will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      (b) Changes in internal controls: During the period covered by this quarterly report, there have been no changes to our internal controls over our financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over our financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

      From time to time, in the ordinary course of business, we are involved in various legal proceedings. We believe that the ultimate outcome of current litigation will not have a material adverse impact on our results of operations, financial condition or cash flows.

Item 2.	Changes in Securities and Use of Proceeds

      In the fourth quarter of 2003, our Board of Directors authorized a share repurchase program of our outstanding common stock in the amount of $35.0 million. In the first quarter of 2004, we announced that our Board of Directors had approved an increase in our share repurchase program to acquire an additional $35.0 million of our common stock. The additional authorization increased the total share repurchase program to $70.0 million. Our purchases of treasury stock for the thirteen weeks ended October 30, 2004 pursuant to the share repurchase program were as follows:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares
	Number of		as Part of	that May Yet Be
	Shares (or	Average	Publicly	Purchased Under
	Units)	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs

				(In Thousands)
August 2004	—	$—	—	$28,941
September 2004	370,300	$28.32	370,300	$18,454
October 2004	180,000	$29.11	180,000	$13,214
Total	550,300	$28.58	550,300	$13,214

      On November 16, 2004, our Board of Directors approved an additional $30.0 million of repurchase availability.

Item 3.	Defaults Upon Senior Securities

      Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5.	Other Information

      Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits:

10.25	Aeropostale, Inc. Long-Term Incentive Deferred Compensation Plan, effective January 1, 2004.
31.1	Certification by Julian R. Geiger, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Michael J. Cunningham, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Reports on Form 8-K:

1.	The Registrants Current Report on Form 8-K, dated August 4, 2004, related to fiscal July sales results sales.

2.	The Registrants Current Report on Form 8-K, dated August 19, 2004, related to second quarter earnings results.

3.	The Registrants Current Report on Form 8-K, dated September 1, 2004, related to fiscal August sales results.

4.	The Registrants Current Report on Form 8-K, dated October 6, 2004, related to fiscal September sales results.

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

Dated: December 3, 2004