Form 10-K
period 2005-01-29
AEROPOSTALE INC
filed 2005-04-12
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 29, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-31314

AÉROPOSTALE, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 31-1443880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 West 34th Street, 22nd floor New York, NY	10120 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(646) 485-5398
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of voting stock held by non-affiliates of the registrant as of July 31, 2004 was $1,711,070,116.
      55,485,504 shares of Common Stock were outstanding at March 16, 2005.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on June 15, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K. This report consists of 49 sequentially numbered pages. The Exhibit Index is located at sequentially numbered page 46.

AÉROPOSTALE, INC.

      As used in this Annual Report on Form 10-K, unless the context otherwise requires, all references to “we”, “us”, “our”, “Aéropostale” or the “Company” refer to Aéropostale, Inc., and its subsidiaries. The term “common stock” means our common stock, $.01 par value. Our website is located at www.aeropostale.com (this and any other references in this Annual Report on Form 10-K to Aéropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Annual Report on Form 10-K). On our website, we make available, as soon as reasonably practicable after electronic filing with the Securities and Exchange Commission, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports. All of these reports are provided to the public free of charge.
PART I

Item 1.	Business
Overview
      Aéropostale, Inc., a Delaware corporation, is a fast growing, mall-based, specialty retailer of casual apparel and accessories. We design, market and sell our own brand of merchandise principally targeting 11 to 18 year-old young women and young men. We provide our customers with a focused selection of high-quality, active-oriented, fashion basic merchandise at compelling values. We maintain control over our proprietary brands by designing and sourcing all of our merchandise. Our products are sold only at our stores or at organized sales events at college campuses. Starting this summer, we anticipate that we will also be selling our products on-line through our website www.aeropostale.com.
      We strive to create a fun high energy shopping experience through the use of creative visual merchandising, colorful in-store signage, bright lighting, popular music and an enthusiastic well-trained sales force. Our average store size of approximately 3,500 square feet is generally smaller than that of our mall-based competitors and we believe that this enables us to achieve higher sales productivity and project a sense of action and excitement. We operated 561 stores in 43 states as of January 29, 2005.
      The Aéropostale brand was established by R.H. Macy & Co., Inc. as a department store private label initiative in the early 1980’s targeting men in their twenties. As a result of the label’s initial success, Macy’s opened the first mall-based Aéropostale specialty store in 1987. Over the next decade, Macy’s, and then Federated Department Stores, Inc., its current parent company, continued new store expansion and opened over 100 stores. In August 1998, Federated sold its specialty store division to our management team and Bear Stearns Merchant Banking.
      Our fiscal year ends on the Saturday nearest to January 31. Fiscal 2004 was the 52-week period ended January 29, 2005, fiscal 2003 was the 52-week period ended January 31, 2004, and fiscal 2002 was the 52-week period ended February 1, 2003. Fiscal 2005 will be the 52-week period ending January 28, 2006.
      On April 26, 2004, we completed a three-for-two stock split on all shares of our common stock that was affected in the form of a stock dividend. All prior period share and per share amounts presented in this report have been restated to give retroactive recognition to the common stock split.
Growth Strategy
      Continue to open new Aéropostale stores. We consider our merchandise and our stores as having broad national appeal that continues to provide substantial new store expansion opportunities. We have opened a total of 291 new Aéropostale stores during the last three fiscal years. We plan to open approximately 100 new Aéropostale stores in fiscal 2005. We plan to open stores both in markets where we currently operate and in new markets.
      Enhance and expand our brand. We seek to capitalize on the success of our core Aéropostale brand, while continuing to enhance our brand recognition through external as well as in-store marketing initiatives.

We expect that as our brand continues to gain increased awareness and greater overall recognition, our stores will continue to be preferred shopping destinations.
      Continue high levels of store productivity. We seek to produce comparable store sales growth and increased average sales per square foot. We expect to continue employing our promotional pricing strategies in order to maintain high levels of customer traffic. We will also continue testing our products with our core demographics, so that we can identify and capitalize upon developing trends and continue to evolve with the changing tastes of our customers.

New Business Opportunities.
      Jimmy’Z. In June 2004, we acquired the rights to and existing registrations for the JIMMY’Z® and Woody Car Design brand and trademarks in the United States and Canada for clothing and related goods and services. We will be launching this new Jimmy’Z brand concept during the second half of fiscal 2005. Jimmy’Z will be geared as a California lifestyle-oriented brand, targeting trend-aware young men and women aged 18-25. Merchandise sold at Jimmy’Z stores will be at initial price points higher than merchandise sold at our Aéropostale stores. We anticipate opening approximately 14 Jimmy’Z stores in various geographic regions during fiscal 2005. These stores will be approximately 3,500 square feet. Jimmy’Z Surf Co., Inc. is a wholly owned subsidiary of Aéropostale, Inc.
      E-Commerce. We will also be launching our e-commerce business in the second half of fiscal 2005. The Aéropostale Web store will be accessible at our web site, www.aeropostale.com. A third party who will, among other things, warehouse our inventory and fulfill our sales orders, will operate our e-commerce business. We will purchase, manage and own the inventory sold through our Web site and we will recognize revenue from the sale of these products when the customer receives the merchandise.
Stores
      Existing stores. As of January 29, 2005, we operated 561 stores in the following 43 states. We strive to locate our stores in regional shopping malls, in geographic areas with high concentrations of our target customers:

Number
of
State	Stores

Alabama	14
Arkansas	3
Arizona	10
California	18
Colorado	8
Connecticut	10
Delaware	4
Florida	29
Georgia	12
Illinois	23
Indiana	19
Iowa	11
Kansas	5
Kentucky	8
Louisiana	7
Massachusetts	19
Maryland	13
Maine	3
Michigan	26
Minnesota	12
Mississippi	2
Missouri	15
North Carolina	18
North Dakota	4
Nebraska	5
New Hampshire	6
New Jersey	23
New Mexico	1
New York	43
Ohio	33
Oklahoma	5
Oregon	3
Pennsylvania	41
Rhode Island	1
South Carolina	9
South Dakota	2

Number
of
State	Stores

Tennessee	16
Texas	32
Virginia	20
Vermont	2
Washington	8
Wisconsin	13
West Virginia	5

Total	561

      The following table highlights the number of stores opened and closed since the beginning of fiscal 2002:

			Total
			Number of
	Stores	Stores	Stores at End
	Opened	Closed	of Period

Fiscal 2002	93	4	367
Fiscal 2003	95	3	459
Fiscal 2004	103	1	561
      Store design and environment. We design our stores in an effort to create an energetic shopping environment, featuring powerful in-store promotional signage, creative visuals, bright lighting and popular music. The enthusiasm of our associates is integral to our store environment. Our stores feature display windows that provide high visibility for mall traffic. The front of our stores generally feature the newest, and what we anticipate to be the most desirable, of our merchandise offerings at that time, in an effort to draw shoppers into the store. Our strategy is to create fresh and exciting merchandise assortments by updating our floor sets numerous times throughout the year. Visual merchandising directives are initiated at the corporate level, seeking to maintain consistency throughout all of our stores. We generally locate our stores in central mall locations near popular teen gathering spots, including food courts, music stores and other teen-oriented retailers.
      Our stores average approximately 3,500 square feet, and range in size from 2,500 to 6,000 square feet. We believe that by keeping our store size generally smaller than that of many of our competitors, we are able to achieve a higher level of productivity and help reinforce the sense of activity and energy that we want our stores to project. In addition, we generally implement renovations at the time of expiration of that store’s lease.
      Store management. Our stores are organized into two zones and within each zone by region and further into districts. Each of the zones is managed by a Zone Vice President and encompasses 4 regions. A regional manager manages each of our 8 regions and each region encompasses approximately 8 to 10 districts. Each district is managed by a district manager and encompasses approximately 7 to 10 individual stores. We typically staff each store with one store manager, two assistant managers and 10 to 15 part-time sales associates, the number of which generally increases during our peak selling seasons. Store managers are responsible for the operations of the store including executing guidelines for merchandise presentation and maintenance, scheduling, hiring and training of sales associates. Store managers also provide the leadership and direction of the selling effort. Our corporate headquarters directs the merchandise assortments, store layout, inventory management and in-store visuals for our stores.
      Expansion opportunities and site selection. Over the past three years, we have focused on opening new stores in an effort to penetrate existing markets as well as enter new markets. We plan to continue to increase our store base during fiscal 2005 by opening approximately 114 new stores, including approximately 14 Jimmy’Z stores (see the section “Growth Strategy” above).
      In selecting a specific site, we generally target high traffic locations in malls with suitable demographics and favorable lease economics. As a result, we tend to locate our stores in malls in which comparable teen-oriented retailers have performed well. A primary site evaluation criterion includes average sales per square foot, co-tenancies, traffic patterns and occupancy costs.

      We have implemented our store format across a wide variety of mall classifications and geographic locations. For new stores opened in fiscal 2003 and fiscal 2002, our average net investment has been approximately $229,000 per store location, which includes capital expenditures adjusted for landlord contributions and initial inventory at cost net of payables. Those of our stores which were opened in fiscal 2003 and fiscal 2002 achieved, during their first twelve months of operations, average net sales of approximately $1.6 million and sales per square selling foot of $470. These amounts exclude certain outlet locations that are not considered profit centers and are utilized primarily to sell end of season merchandise.
Pricing
      We believe that a key component of our success is our ability to understand what our customers want and what they can afford. Our merchandise, which we believe is of comparable quality to that of our primary competitors, is generally priced lower than our competitor’s merchandise. Most of our products range in ticket price from approximately $10.00 to $44.50 per item. We use a demand-driven promotional pricing strategy to emphasize the value we offer relative to our competitors and to encourage our customers to continue returning to our stores. We conduct promotional offers throughout the year, with a majority of the merchandise selection in our stores being subject to a promotion at any given time. Each promotion typically lasts for approximately two to four weeks, depending on the demand for the product.
Design and Merchandising
      Our design and merchandising teams each focus on designing merchandise that meets the demands of our core customers’ lifestyles. We maintain a separate, dedicated, design and merchandising group for each of our young women’s, young men’s and accessories product lines. A merchandising manager who oversees each product line ensures consistency of our products with the desires of our customers.
      Design. We offer a focused collection of fashion basic apparel, including graphic t-shirts, tops, bottoms, sweaters, jeans, outerwear and accessories. Our “design-driven, merchant-modified” philosophy, in which our designers’ visions are refined by our merchants’ understanding of the current market for our products, helps to ensure that our merchandise styles reflect the latest trends while not becoming too fashion forward for our customers’ tastes. Much of our merchandise features our “Aéropostale” or “Aéro” logo. We believe that our logo apparel appeals to our young customers and reinforces our brand image.
      We strive to achieve a disciplined design process, which we consider enables us to develop the right merchandise for our customers, while offering a consistent product assortment throughout a season. The product development process begins with our designers, merchandisers and senior management working together to review the prior season’s results, new fashion trends and to consider the classifications and styles that we should develop for the upcoming season.
      Merchandising. Our merchandise planning organization determines the quantities of units needed for each product category. By monitoring sales of each style and color and employing our flexible sourcing capabilities, we are able to adjust our merchandise assortments to capitalize upon emerging trends.
      The following chart provides a historical breakdown of our percentages of sales by category:

	Fiscal

	2004	2003	2002

Young Women’s	60%	60%	58%
Young Men’s	26%	27%	30%
Accessories	14%	13%	12%
Sourcing
      We seek to employ a sourcing strategy that expedites our speed to market and allows us to respond quickly to our customers’ preferences. We believe that we have developed strong relationships with our vendors, some of who rely upon us for a significant portion of their overall business. The majority of our vendors can respond to orders quickly. We monitor the quality of our vendors’ products by inspecting pre-production samples, arranging for periodic site visits to vendors’ foreign production factories and by selectively inspecting inbound product shipments at our distribution center.
      During fiscal 2004, we sourced approximately 35% of our merchandise from our top three vendors and approximately 68% from our top ten vendors. In addition, one company acted as our agent in sourcing 21% of our total merchandise. Most of our vendors maintain sourcing offices in the United States, with the majority of their production factories located in Europe, Asia and Central America. In an effort to minimize currency risk, all payments to our vendors and sourcing agents are made in U.S. dollars. We engage a third party independent contractor to visit the production facilities we receive our products from. This independent contractor assesses the compliance of the facility with, among other things, local and United States labor laws and regulations as well as fair trade and business practices.
Marketing and Advertising
      We use numerous initiatives to maximize the impact of our marketing and advertising programs. We view the enthusiasm and commitment of our store-level employees as a key element to establishing the credibility of our brand with our target customers. We view the use of our logo on our merchandise as a means for increasing our brand awareness and visibility among our target customers.
      Over the past few years, we have developed a marketing program that allows us to gain additional exposure for our brand on college campuses. We believe that our target customers value and aspire to an active, collegiate lifestyle. Accordingly, we sponsor a number of collegiate athletic conference tournaments by providing co-branded apparel and donating various scholarships. In addition, we have entered into agreements with numerous colleges and universities that enable us to sell and market our products on campuses through organized sales events. We have historically relied on these methods as effective advertising tools and have utilized traditional media advertising on a very limited basis. In addition, we will be launching our e-commerce business in the second half of fiscal 2005. The Aéropostale Web store will be accessible at our web site, www.aeropostale.com. See the section “Growth Strategy” for a further discussion.
Distribution
      We lease a 315,000 square foot distribution facility in South River, New Jersey, to process merchandise and to warehouse inventory needed to replenish our stores. The timely and efficient replenishment of our merchandise is key to our overall business strategy. We continue to invest in systems and automation to improve processing efficiencies and to support our store growth. Our distribution center uses automated sortation materials handling equipment to receive, process and ship to our stores. Our distribution center services all of our Aéropostale stores, and will also support our new Jimmy’Z stores beginning in fiscal 2005. This facility also serves our other warehousing needs, such as storage of new store merchandise, floor set merchandise and packaging supplies. The distribution center is currently equipped to process merchandise for over 800 stores. On January 24, 2005 we received notice from the sub-landlord of our distribution and warehouse facility that they have elected not to exercise their renewal option to continue leasing the facility from the landlord. We have reached an agreement in principle with the landlord on terms of a long-term lease for the facility directly with them. We are in the process of drafting definitive documentation with the landlord regarding a long-term lease.
      The staffing and management of the distribution facility is outsourced to a third party provider that operates the distribution facility and processes our merchandise. This third party provider employs personnel represented by a labor union. There have been no work stoppages or disruptions since the inception of our relationship with this third party provider in 1991, and we believe that the third party provider has a good relationship with its employees.

Information Systems
      Our management information systems provide a full range of retail, financial and merchandising applications. We utilize industry software systems to provide various functions related to:

•	point-of-sale;

•	inventory management;

•	supply chain;

•	planning and replenishment; and

•	financial reporting.
      We continue to invest in technology to align our technology with the business in support of our rapid growth. In the past year we focused on key aspects of critical infrastructure requirements that will continue in the future. These infrastructure requirements will include support for the opening of the Jimmy’Z stores in fiscal 2005, as discussed in the section “New Business Opportunities” discussed above.
Trademarks
      We have registered the AÉROPOSTALE® trademark and stylized design with the U.S. Patent and Trademark Office as a trademark for clothing and for a variety of accessories, including sunglasses, belts, socks and hats, and as a service mark for retail clothing stores. We have also registered the AÉROtm stylized design mark with the U.S. Patent and Trademark Office as a trademark for clothing and a further filing for AERO HOUSEsm for online services is pending. Additionally, we have applied for or have obtained a registration for the AÉROPOSTALE mark in over 26 foreign countries where we obtain supplies, manufacture goods or have the potential of doing so in the future.
      In June 2004, we acquired the rights to and existing registrations for the JIMMY’Z® and Woody Car Design brand and marks in the United States and Canada for clothing and related goods and services. We have also made further filings for the JIMMY’Z and Woody Car Design marks which are pending.
Competition
      The teen apparel market is highly competitive. We compete with a wide variety of retailers including other specialty stores, department stores, mail order retailers and mass merchandisers. Specifically, we compete with other teen apparel retailers including, but not limited to, American Eagle Outfitters, Hollister, Hot Topic, Old Navy, Pacific Sunwear, and Too. Stores in our sector compete primarily on the basis of design, price, quality, service and selection. We believe that our competitive advantage lies with our differentiated brand and our unique combination of quality, comfort and value. Moreover, we believe that we target a younger, value-oriented customer, while many of our competitors cater to a customer who is either older or seeking cutting-edge fashion.
      Many of our competitors are considerably larger and have substantially greater financing, marketing, and other resources. We cannot assure you that we will be able to compete successfully with them in the future, particularly in geographic locations that represent new markets for us.
Employees
      As of January 29, 2005, we employed 2,215 full-time and 6,269 part-time employees. We employed 205 of our employees at our corporate offices, and 8,279 at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

Seasonality
      Our business is highly seasonal, and historically we have realized a significant portion of our sales, net income and cash flows in the second half of the year, driven by the impact of the back-to-school selling season in the third quarter, and the holiday selling season in the fourth quarter. Additionally, working capital requirements fluctuate during the year, increasing in mid-summer in anticipation of the third and fourth quarters.
Available Information
      We maintain an internet Web site, www.aeropostale.com, through which access is available to our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments of these reports filed, or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, after they are filed with or furnished to the Securities and Exchange Commission.
      Our Corporate Governance Guidelines and the charters for our Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee may also be found on our internet Web site at www.aeropostale.com. In addition, our Web site contains our Code of Business Conduct and Ethics, which is our code of ethics and conduct for our directors, officers and employees. Any waivers to our Code of Business Conduct and Ethics will be promptly disclosed on our web site.
Cautionary Note Regarding Forward-Looking Statements and Risk Factors
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve certain risks and uncertainties, including statements regarding the company’s strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. The following risk factors should be read in connection with evaluating the Company’s business and future prospects. All forward looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made. Such uncertainties include, among others, the following factors:

Fluctuations in Comparable Store Sales and Quarterly Results of Operations may Cause the Price of our Common Stock to Decline Substantially.
      Our comparable store sales and quarterly results of operations have fluctuated in the past and are likely to continue to fluctuate in the future. In addition, there can be no assurance that we will be able to maintain our recent levels of comparable store sales as our business continues to expand. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

•	fashion trends;

•	changes in our merchandise mix;

•	the effectiveness of our inventory management;

•	actions of competitors or mall anchor tenants;

•	calendar shifts of holiday or seasonal periods;

•	the timing of promotional events;

•	weather conditions; and

•	changes in general economic conditions and consumer spending patterns.

      If our future comparable store sales fail to meet the expectations of investors, then the market price of our common stock could decline substantially. You should refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Our Business Could Suffer As a Result of a Manufacturer’s Inability to Produce Merchandise on Time and to Specifications.
      We do not own or operate any manufacturing facilities and therefore we depend upon independent third parties for the manufacture of all of our merchandise. We utilize both domestic and international manufacturers to produce our merchandise. The inability of a manufacturer to ship orders in a timely manner or meet our quality standards could cause delivery date requirements to be missed, which could result in lost sales.

Our Business Could Suffer if a Manufacturer Fails to Use Acceptable Labor Practices.
      Our sourcing agents and independent manufacturers are required to operate in compliance with all applicable foreign and domestic laws and regulations. While our vendor operating guidelines promote ethical business practices for our vendors and suppliers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer, or by one of the sourcing agents, or the divergence of an independent manufacturer’s or sourcing agent’s labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products or damage the Company’s reputation. Any of these, in turn, could have a material adverse effect on the Company’s financial condition and results of operations. To help mitigate this risk, we engage a third party independent contractor to visit the production facilities we receive our products from. This independent contractor assesses the compliance of the facility with, among other things, local and United States labor laws and regulations as well as foreign and domestic fair trade and business practices.

We Rely on a Small Number of Vendors to Supply a Significant Amount of our Merchandise.
      In fiscal 2004, we sourced 35% of our merchandise from our top three vendors; one company supplied 15% of our merchandise, and two others each supplied 10% of our merchandise. In addition, approximately 68% of our merchandise was directly sourced from our top ten vendors, and one company acted as our agent with respect to the sourcing of 21% of our merchandise. Our relationships with our vendors generally are not on a contractual basis and do not provide assurances on a long-term basis as to adequate supply, quality or acceptable pricing. Most of our vendors could discontinue selling to us at any time. If one or more of our significant vendors were to sever their relationship with us, we could be unable to obtain replacement products in a timely manner, which could cause our sales to decrease.

Failure of a New Business Concept could have a Material Adverse Effect on our Results of Operations and our Business
      We now, and we may in the future, seek to expand our existing business by expanding into new brand concepts and other business opportunities. In particular, we will be opening our first Jimmy’Z concept stores during fiscal 2005. The operation of the Jimmy’Z stores and the sale of Aéropostale, and potentially Jimmy’Z, merchandise over the Internet through our e-commerce business, are subject to numerous risks, including unanticipated operating problems; lack of prior experience; lack of customer acceptance; new vendor relationships; competition from existing and new retailers; and diversion of management’s attention from the Company’s core Aéropostale business. The Jimmy’Z concept involves, among other things, implementation of a retail apparel concept which is subject to many of the same risks as Aéropostale, as well as additional risks inherent with a more fashion driven concept, including risks of difficulty in merchandising, uncertainty of customer acceptance, fluctuations in fashion trends and customer tastes, as well as the attendant mark-down risks. We may not be able to generate continued customer interest in Jimmy’Z stores and its products, and the Jimmy’Z concept may not be able to support the in-store or potentially the Internet sales formats. Risks inherent in any new concept are particularly acute with respect to Jimmy’Z because this is the first significant new venture by us, and the nature of the Jimmy’Z business differs in certain respects from that of our core

Aéropostale business. There can be no assurance that the Jimmy’Z stores or our E-Commerce business will achieve sales and profitability levels justifying our investments in these businesses. If those sales levels are not achieved we may be forced to impair the carrying value our investments which may have a material adverse effect on our results of operations.

Foreign Suppliers Manufacture Most of our Merchandise and the Availability and Costs of These Products may be Negatively Affected by Risks Associated with International Trade.
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
      Our growth will largely depend on our ability to open and operate new stores successfully. We opened 103 stores in fiscal 2004, 95 stores in fiscal 2003 and 93 stores in fiscal 2002. Additionally, we plan to open more than 100 Aéropostale and Jimmy’Z stores combined in fiscal 2005. We expect to continue to open a significant number of new stores in future years while also remodeling a portion of our existing store base. Our planned expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores. In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in previously existing stores in those same markets.

Our Continued Expansion Plan is Dependent on a Number of Factors Which, if Not Implemented, Could Delay or Prevent the Successful Opening of New Stores and Penetration into New Markets.
      Unless we continue to do the following, we may be unable to open new stores successfully and, if so, our continued growth would be impaired:

•	identify suitable markets and sites for new store locations;

•	negotiate acceptable lease terms;

•	hire, train and retain competent store personnel;

•	foster current relationships and develop new relationships with vendors that are capable of supplying a greater volume of merchandise;

•	manage inventory effectively to meet the needs of new and existing stores on a timely basis;

•	expand our infrastructure to accommodate growth; and

•	generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our expansion plans.
      In addition, we will open new stores in markets in the United States in which we currently have few or no stores. Our experience in these markets is limited and there can be no assurance that we will be able to develop our brand in these markets or adapt to competitive, merchandising and distribution challenges that may be different from those in our existing markets. Our inability to open new stores successfully and/or penetrate new markets would have a material adverse effect on our revenue and earnings growth.

The Loss of the Services of Key Personnel Could Have a Material Adverse Effect on our Business.
      The Company’s key executive officers have substantial experience and expertise in the retail business and have made significant contributions to the growth and success of the Company’s brands. The unexpected loss of the services of one or more of these individuals could adversely affect the Company. Specifically, if we were to lose the services of Julian R. Geiger, our Chairman and Chief Executive Officer, and/or Christopher L. Finazzo, our Executive Vice President-Chief Merchandising Officer, our business could be adversely affected. In addition, Mr. Geiger and Mr. Finazzo maintain many of our vendor relationships, and the loss of either of them could negatively impact present vendor relationships.

Our Net Sales and Inventory Levels Fluctuate on a Seasonal Basis.
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

If we are Unable to Identify and Respond to Consumers’ Fashion Preferences in a Timely Manner, our Profitability Would Decline.
      We may not be able to keep pace with the rapidly changing fashion trends and consumer tastes inherent in the apparel industry. Our current design philosophy is based on the belief that our target customers prefer clothing that suits the demands of their active lifestyles and that they like to identify with a logo. Accordingly, we produce casual, comfortable apparel, a majority of which displays either the “Aéropostale” or “Aéro” logo. There can be no assurance that fashion trends will not move away from casual clothing or that we will not have to alter our design strategy to reflect a consumer change in logo preference. Failing to anticipate, identify or react appropriately to changes in styles, trends, desired images or brand preferences, could have a material adverse effect on the Company’s sales, financial condition and results of operations.

A Downturn in the United States Economy May Affect Consumer Spending Habits.
      Consumer purchases of discretionary items and retail products, including the Company’s products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A downturn in the economy may adversely affect our sales.

Our Ability to Attract Customers to our Stores Depends Heavily on the Success of the Shopping Malls in Which we are Located.
      In order to generate customer traffic, we must locate our stores in prominent locations within successful shopping malls. We cannot control the development of new shopping malls, the availability or cost of appropriate locations within existing or new shopping malls, or the success of individual shopping malls. A significant decrease in shopping mall traffic would have a material adverse effect on our results of operations.

We Rely on a Single Distribution Center.
      We maintain one distribution center to receive, store and distribute merchandise to all of our stores. Any significant interruption in the operation of the distribution center due to natural disasters, accidents, system failures or other unforeseen causes could have a material adverse effect on the Company’s financial condition and results.

We Rely on a Third Party to Manage our Distribution Center.
      The efficient operation of our stores is dependent on our ability to distribute, in a timely manner, merchandise to our store locations throughout the United States. An independent third party operates our distribution and warehouse facility. We depend on this third party to receive, sort, pack and distribute substantially all of our merchandise. This third party employs personnel represented by a labor union. Although there have been no work stoppages or disruptions since the inception of our relationship with this third party provider beginning in 1991, there can be no assurance that work stoppages or disruptions will not occur in the future. We also use a separate third party transportation company to deliver our merchandise from our warehouse to our stores. Any failure by either of these third parties to respond adequately to our warehousing and distribution needs would disrupt our operations and negatively impact our profitability.

Failure to Protect our Trademarks Adequately Could Negatively Impact our Brand Image and Limit our Ability to Penetrate New Markets.
      We believe that our key trademarks AÉROPOSTALE® and, to a lesser extent, AERO® are integral to our logo-driven design strategy. We have obtained a federal registration of the AÉROPOSTALE® trademark in the United States and have applied for or obtained registrations in most foreign countries in which our vendors are located. We use the AERO mark in many constantly changing designs and logos even though we have not applied to register every variation or combination thereof for adult clothing. We also believe that the newly obtained JIMMY’Z and Woody Car Design marks are an important part of our growth strategy and expansion of our business. We have acquired federal registrations in the United States and in Canada and have expanded the scope of our filings in the United States Patent and Trademark Office for a greater number of apparel and accessory categories. There can be no assurance that the registrations we own and have obtained will prevent the imitation of our products or infringement of our intellectual property rights by others. If any third party imitates our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected. Because we have not registered the AERO mark in all forms and categories and have not registered the “AÉROPOSTALE”, “JIMMY’Z” and Woody Car Design marks in all categories or in all foreign countries in which we now or may in the future source or offer our merchandise, international expansion and our merchandising of non-apparel products using these marks could be limited.
      In addition, there can be no assurance that others will not try to block the manufacture, export or sale of our products as violation of their trademarks or other proprietary rights. Other entities may have rights to trademarks that contain the word “AERO” or may have registered similar or competing marks for apparel and accessories in foreign countries in which our vendors are located. Our applications for international registration of the AÉROPOSTALE® mark have been rejected in several countries in which our products are manufactured because third parties have already registered the mark for clothing in those countries. There may also be other prior registrations in other foreign countries of which we are not aware. In addition, we do not own the Jimmy’Z brand outside of the United States and Canada. Accordingly, it may be possible, in those few foreign countries where we were not been able to register the AÉROPOSTALE® mark, or in the countries where the Jimmy’Z brand is owned by a third party, for a third party owner of the national trademark registration for “AÉROPOSTALE”, “JIMMY’Z” or the Woody Car Design to enjoin the manufacture, sale or exportation of Aéropostale or Jimmy’Z branded goods to the United States. If we were unable to reach a licensing arrangement with these parties, our vendors may be unable to manufacture our products in those countries. Our inability to register our trademarks or purchase or license the right to use our trademarks or logos in these jurisdictions could limit our ability to obtain supplies from or manufacture in less costly markets or penetrate new markets should our business plan change to include selling our merchandise in those jurisdictions outside the United States.

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

Item 2.	Properties
      We lease all of our store locations in shopping malls throughout the U.S. Most of our store leases have an initial term of ten years, and require us to pay additional rent based on specified percentages of sales, after we achieve specified annual sales thresholds. Generally, our store leases do not contain extension options. Our store leases typically include a pre-opening period of approximately 60 days that allows us to take possession of the property to construct the store. Typically rent payment commences when the stores open. Generally, our leases allow for termination by us after a certain period of time if sales at that site do not exceed specified levels.
      We lease 38,805 square feet of office space at 112 West 34th Street in New York, New York. The facility is used as our corporate headquarters and for our design, sourcing and production teams. This lease expires in August 2014.
      We also lease 20,000 square feet of office space at 201 Willowbrook Boulevard in Wayne, New Jersey. This facility is used as administrative offices for finance, operations and information systems personnel. This lease expires in January 2013.
      In addition, we also lease, as a subtenant, a 315,000 square foot distribution and warehouse facility in South River, New Jersey. This facility is used to warehouse inventory needed to replenish and back-stock all of our stores, as well as to serve our general warehousing needs. This lease expires in April 2006. On January 24, 2005, we received notice from the sub-landlord of our distribution and warehouse facility that they have elected not to exercise their renewal option to continue leasing the facility from the landlord. We have reached an agreement in principle with the landlord on terms of a long-term lease for the facility directly with them. We are in the process of drafting definitive documentation with the landlord regarding a long-term lease.

Item 3.	Legal Proceedings
      We are party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results from operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Our common stock is traded on the New York Stock Exchange under the symbol “ARO”. The following table sets forth the range of high and low sales prices of our common stock as reported on the New York Stock Exchange since February 2, 2003, as adjusted for the three-for-two stock split on all shares of our common stock that was affected on April 26, 2004.

	Market Price

	High	Low

Fiscal 2004
4th quarter	$34.38	$25.65
3rd quarter	33.98	25.87
2nd quarter	30.94	21.99
1st quarter	25.20	19.86
Fiscal 2003
4th quarter	$21.57	$16.83
3rd quarter	23.13	16.20
2nd quarter	18.33	11.00
1st quarter	12.43	6.44
      As of March 16, 2005, there were 55 stockholders of record. However, when including others holding shares in broker accounts under street name, we estimate the shareholder base at approximately 26,000.
      In the fourth quarter of fiscal 2003, our Board of Directors approved a stock repurchase program to acquire up to $35.0 million of our outstanding common stock. In the first quarter of fiscal 2004, our Board of Directors approved an additional $35.0 million of repurchase availability, thereby increasing the amount available for stock repurchase under this program to $70.0 million. On November 16, 2004, our Board of Directors approved an additional $30.0 million of repurchase availability, thereby increasing the amount available for stock repurchase under this program to $100.0 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, and requirements going forward. Our purchases of treasury stock for the fourth quarter ended January 29, 2005 and remaining availability pursuant to our share repurchase program were the following:

			Total Number of	Approximate Dollar
	Total Number		Shares Purchased	Value of Shares
	of Shares	Average	as Part of Publicly	that may yet be
	(or Units)	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs

	(In thousands)		(In thousands)	(In thousands)
November 2004	—	$—	—	$43,214
December 2004	20,000	$28.94	20,000	$42,635
January 2005	230,000	$27.22	230,000	$36,374

Total	250,000	$27.36	250,000	$36,374

Item 6.	Selected Financial Data
      The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our consolidated financial statements and other financial information appearing elsewhere in this document. In January 2002, we changed our fiscal year end from the Saturday closest to July 31st to the Saturday closest to January 31st of each year. The fifty-

two week period ended February 2, 2002 and the six month period ended February 3, 2001 are unaudited and are presented for comparative purposes:

				52 Week
	Fiscal Year Ended			Period	Six Month Period Ended		Fiscal Year Ended
				Ended
	January 29,	January 31,	February 1,	February 2,	February 2,	February 3,	August 4,	July 29,
	2005	2004	2003	2002	2002	2001	2001	2000

	(In thousands, except per share data)
Statement of Income Data:
Net sales	$964,212	$734,868	$550,904	$404,438	$284,040	$184,369	$304,767	$213,445
Gross profit, as a percent of sales	33.2%	31.3%	29.5%	32.2%	36.6%	32.4%	28.3%	28.8%
SG&A, as a percent of sales	19.1%	19.3%	20.1%	21.4%	19.4%	18.7%	21.6%	21.4%
Net income, as a percent of sales	8.7%	7.4%	5.7%	6.6%	10.7%	8.2%	3.7%	5.3%
Income from continuing operations	84,112	54,254	31,290	24,857	28,637	14,694	10,914	9,366

Net income	84,112	54,254	31,290	26,506	30,269	15,082	11,319	11,368
Preferred dividends	—	—	362	1,113	574	508	1,048	1,040

Net income available to common stockholders	$84,112	$54,254	$30,928	$25,393	$29,695	$14,574	$10,271	$10,328

Diluted earnings per common share:
From continuing operations	$1.47	$0.93	$0.54	$0.44	$0.52	$0.27	$0.19	$0.16
From discontinued operations	—	—	—	—	—	0.01	—	0.04

From cumulative accounting change	—	—	—	0.03	0.03	—	—	—

Diluted earnings per common share	$1.47	$0.93	$0.54	$0.47	$0.55	$0.28	$0.19	$0.20

Selected Operating Data:
Number of stores open at end of period	561	459	367	278	278	224	252	178
Comparable store sales increase	8.7%	6.6%	6.6%	15.5%	23.0%	14.5%	8.7%	14.5%
Average store sales (in thousands)	$1,849	$1,728	$1,651	$1,521	$1,028	$872	$1,360	$1,372
Average square footage per store	3,512	3,511	3,541	3,463	3,463	3,460	3,437	3,548
Sales per square foot	$526	$491	$471	$456	$297	$250	$392	$380

	As of

	January 29,	January 31,	February 1,	February 2,	August 4,
	2005	2004	2003	2002	2001

	(In thousands)
Balance Sheet Data:
Working capital	$182,493	$140,879	$86,791	$38,181	$10,810
Total assets	405,819	307,048	223,032	146,927	121,128
12 1/2% Series B redeemable preferred stock	—	—	—	9,617	9,043
Total debt	—	—	—	—	35,267
Total stockholder’s equity	238,251	185,693	127,959	60,190	26,290
Cash dividends declared per common share	—	—	—	—	—

      Per share amounts have been restated to reflect a three-for-two split of our common stock that was affected in April 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
      Aéropostale, Inc. is a mall-based specialty retailer of casual apparel and accessories in the United States. Our target customers are both young women and young men from age 11 to 18, and we provide our customers with a selection of high-quality, active-oriented, fashion basic merchandise at compelling values in a high-energy store environment. We maintain control over our proprietary brand by designing and sourcing all of our own merchandise. Our products can be purchased only in our stores, which sell Aéropostale merchandise exclusively, or organized sales events at college campuses. We plan to launch our new Jimmy’Z brand concept and our new e-commerce business in the second half of fiscal 2005. See the section “Growth Strategy” in Part I of this report for a further discussion. We operated 561 stores in 43 states as of January 29, 2005.
Overview
      We achieved net sales of $964.2 million for fiscal 2004, an increase of $229.3 million or 31.2% from fiscal 2003. This increase was attributable to total store square footage growth of 23.0%, coupled with an 8.7% comparable store sales increase. Gross profit, as a percentage of net sales, increased by 1.9 percentage points for fiscal 2004. Gross profit was unfavorably impacted by a $4.7 million cumulative rent charge related to the correction of our lease accounting policies that was recorded in the fourth quarter of fiscal 2004 (see note 4 to the Notes to the Consolidated Financial Statements for a further discussion). Selling, general and administrative expense, or SG&A, as a percentage of net sales, declined by 0.2 percentage points in fiscal 2004. Our net income for fiscal 2004 grew to $84.1 million, or $1.47 per diluted share, from $54.3 million, or $0.93 per diluted share, for fiscal 2003. The above mentioned cumulative rent charge unfavorably impacted our net income for fiscal 2004 by $2.8 million, or by $0.05 per diluted share. At January 29, 2005, we had working capital of $182.5 million, cash and cash equivalents of $106.1 million, short-term investments of $76.2 million, and no third party debt outstanding. Cash flows from operating activities were $137.0 million for fiscal 2004. We operated 561 stores at January 29, 2005, an increase of 22% from the same period last year.
      We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Net sales (in millions)	$964.2	$734.9	$550.9
Total store count at end of period	561	459	367
Comparable store sales count at end of period	448	359	272
Net sales growth	31.2%	33.4%	36.2%
Comparable store sales growth	8.7%	6.6%	6.6%
Net sales per average square foot	$526	$491	$471
Gross profit (in millions)	$319.9	$229.7	$162.6
Income from operations (in millions)	$135.9	$88.2	$52.1
Diluted earnings per share	$1.47	$0.93	$0.54
Square footage growth	23.0%	24.0%	35.0%
Percentages of net sales by category
Women’s	60%	60%	58%
Men’s	26%	27%	30%
Accessories	14%	13%	12%

Results of Operations
      The following table sets forth our results of operations expressed as a percentage of net sales. We also use this information to evaluate the performance of our business:

	Fiscal Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Net sales	100.0%	100.0%	100.0%
Gross profit	33.2	31.3	29.5
SG&A	19.1	19.3	20.1
Income from operations	14.1	12.0	9.4
Interest income, net	0.1	0.1	0.1

Income before income taxes	14.2	12.1	9.5
Income taxes	5.5	4.7	3.8

Net income	8.7%	7.4%	5.7%

Sales
      Net sales consist of sales from comparable stores and non-comparable stores. A store is included in comparable store sales after fourteen months of operation. We consider a remodeled or relocated store with more than a 25% change in square feet to be a new store. Prior period sales from stores that have closed are not included in comparable store sales, nor are sales from our arrangements with colleges and universities.
      Net sales increased by $229.3 million, or by 31.2% in fiscal 2004, as compared to fiscal 2003. Increased comparable store sales and new store sales drove the net sales increase. Comparable store sales increased by $58.0 million, or by 8.7%. Comparable sales increased in all of our categories: young women’s, young men’s, and accessories. The comparable stores sales increase reflected a 5.5% increase in units per transaction and a 5.4% increase in the number of sales transactions. The average dollar per unit decreased 2.2%. Non-comparable store sales increased by $171.3 million, or by 22.5%, primarily due to 102 more stores open at the end of fiscal 2004 versus fiscal 2003.
      Net sales increased by $184.0 million, or by 33.4% in fiscal 2003, as compared to fiscal 2002. Increased comparable store sales and new store sales drove the net sales increase. Comparable store sales increased by $33.2 million, or by 6.6%. Comparable store sales increased in the young women’s and accessories categories, while comparable store sales decreased slightly in the young men’s category. The comparable stores sales increase reflected a 7.5% increase in units per transaction and a 2.9% increase in the number of sales transactions. The average dollar per unit decreased 3.6%. Non-comparable store sales increased by $150.8 million, or by 26.8%. These increases were primarily due to 92 more stores open at the end of fiscal 2003, as compared to the prior period.

Cost of Sales and Gross Profit
      Cost of sales includes costs related to: merchandise sold, distribution and warehousing, freight from the distribution center and warehouse to the stores, payroll for our design, buying and merchandising departments, and occupancy costs. Occupancy costs include: rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and all depreciation.
      Gross profit increased by $90.2 million, or by 1.9 percentage points, as a percentage of net sales, in fiscal 2004, as compared to fiscal 2003. Merchandise margins increased by 1.4 percentage points, reflecting increases in all our categories. The improvement in merchandise margins was primarily due to lower promotional markdowns, as well as lower initial cost. The leveraging of rent and distribution costs against the increased net sales contributed to 0.5 percentage points of the gross profit increase, as a percentage of sales. Gross profit was unfavorably impacted by a one-time, non-cash pre-tax rent charge of $4.7 million recorded in the fourth quarter of fiscal 2004 related to a correction in our lease accounting policies associated with the timing of rent expense for our store leases. See note 4 to the Notes to the Consolidated Financial Statements for further a discussion.
      Gross profit increased by $67.1 million, or by 1.8 percentage points, as a percentage of net sales, in fiscal 2003, as compared to fiscal 2002. Merchandise margins increased by 1.0 percentage points, primarily in the young men’s and accessories categories, in addition to a favorable shift in sales mix to higher margin women’s and accessories categories. The remaining increase was due to a 0.5 percentage point leverage of occupancy costs and 0.3 percentage points in efficiencies realized in our warehouse and distribution process. Additionally, included in cost of sales for fiscal 2002 was a charge of $1.0 million or 0.2 percentage points related to equity-based compensation.

SG&A
      SG&A includes costs related to: selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, information technology maintenance costs and expenses, insurance and legal expenses, and store pre-opening and other corporate level expenses. Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.
      SG&A increased by $42.5 million in fiscal 2004, as compared to fiscal 2003. This increase is primarily attributable to a $32.2 million increase in payroll and benefits, consisting primarily of store payroll, driven by new store growth. The remainder of the increase was predominantly due to increased store transaction costs, resulting from both sales growth and new store growth. SG&A, as a percentage of net sales, decreased by 0.2 percentage points, and was primarily due to the leveraging of SG&A expenses against the increased net sales.
      SG&A increased by $31.0 million in fiscal 2003, as compared to fiscal 2002. This increase is primarily attributable to a $31.1 million increase in payroll and store transaction costs that resulted from both sales growth and new store growth. SG&A, as a percentage of net sales, decreased by 0.8 percentage points in fiscal 2003. Included in SG&A for fiscal 2002 is a charge of $3.5 million, or 0.6 percentage points, related to equity based compensation. The remaining decrease was largely attributable to a 0.5 percentage point decrease in marketing expenses, offset by a 0.4 percentage point increase in operational and payroll related expenses.

Interest Income
      Interest income, net of interest expense, increased by $0.7 million in both fiscal 2004 and fiscal 2003. Increases in cash and cash equivalents, together with short-term investments, were the primary drivers of the increase in net interest income. Cash and cash equivalents, together with short-term investments, increased by $44.0 million at the end of fiscal 2004. Cash and cash equivalents increased by $50.9 million at the end of fiscal 2003.

Income Taxes
      Our effective tax rate for fiscal 2004 was reduced by 0.2 percentage points to 38.8% of income before income taxes, primarily as a result of tax-exempt interest income.
      Our effective tax rate for fiscal 2003 decreased by 1.0 percentage point to 39.0% of income before income taxes, due to a reduction in our blended state tax rate.

Net Income and Earnings Per Share
      Net income increased by $29.9 million, or by 55.0%, for fiscal 2004. Diluted earnings per share increased by 58.1% to $1.47 per diluted share for fiscal 2004 from $0.93 for fiscal 2003. The above mentioned cumulative rent charge unfavorably impacted our net income for fiscal 2004 by $2.8 million, or by $0.05 per diluted share.

      Net income increased by $23.0 million, or by 73.4% for fiscal 2003. Diluted earnings per share increased by 72.2% to $0.93 per diluted share for fiscal 2003 from $0.54 for fiscal 2002.
Liquidity and Capital Resources
      Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores, and to improve and enhance our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operating activities during the second half of the fiscal year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operating activities during the second half of the year. We expect to continue to meet our cash requirements primarily through cash flows from operating activities, existing cash and cash equivalents, and short-term investments. In addition, we have available a $25.0 million revolving credit facility (the “credit facility”) with Bank of America Retail Finance (formerly, Fleet Retail Finance) (see below for a further description), and we have not had outstanding borrowings under the credit facility since November 2002. At January 29, 2005, we had working capital of $182.5 million, cash and cash equivalents of $106.1 million, short-term investments of $76.2 million, and no third party debt outstanding.
      The following table sets forth our cash flows for the period indicated (in thousands):

	Fiscal Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Net cash from operating activities	$136,975	$103,500	$52,520
Net cash from investing activities	(124,301)	(35,926)	(29,718)
Net cash from financing activities	(44,902)	(16,693)	19,715

Net (decrease), increase in cash and cash equivalents	$(32,228)	$50,881	$42,517

Operating Activities
      Cash flows from operating activities, our principle form of liquidity on a full-year basis, increased by $33.5 million in fiscal 2004 and increased by $51.0 million in fiscal 2003, as compared to the prior fiscal years. The primary drivers of cash flows from operations for fiscal 2004 were net income, as adjusted for non-cash items, of $106.3 million, tax benefits from stock options exercised of $12.9 million, and tenant allowances from landlords of $16.7 million.

Investing Activities
      We invested $46.7 million in capital expenditures in fiscal 2004, primarily for the construction of 103 new stores, to remodel certain existing stores, and for investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We are planning to invest approximately $51.0 million in capital expenditures in fiscal 2005 to open approximately 114 new stores, to remodel certain existing stores, and for certain information technology investments.
      We had $76.2 million in short-term investments at January 29, 2005, consisting of auction rate debt and preferred stock securities. Auction rate securities are term securities that earn income at a rate that is periodically reset, typically within 35 days, to reflect current market conditions through an auction process. At January 29, 2005, these securities had contractual maturities ranging from 2011 through 2039. These securities are classified as “available-for-sale” securities under the provisions of Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Auction rate securities, which were previously recorded in cash and cash equivalents in our interim fiscal 2004 consolidated financial statements, have been included in short-term investments in the accompanying consolidated financial statements.

Financing Activities
      We repurchased 1.8 million shares of our common stock for $45.9 million in fiscal 2004 under our stock repurchase program that was approved in fiscal 2003. We repurchased 0.9 million shares of our common stock for $17.7 million in fiscal 2003. As of January 29, 2005, we had repurchased a total of 2.7 million shares for $63.6 million since the inception of the repurchase program and had $36.4 million of repurchase availability remaining under this $100.0 million stock buy back program. The repurchase program may be modified or terminated by our Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, and requirements going forward.
      Our credit facility provides us with up to $25.0 million of available borrowings. Borrowings under the credit facility bear interest at our option, either at (a) the lender’s prime rate or (b) the Euro Dollar Rate plus 1.25% to 1.75%, dependent upon our financial performance. As of January 29, 2005, there were no amounts outstanding under the credit facility and we have not had outstanding borrowings under the credit facility since November 2002. The credit facility contains certain negative covenants, including but not limited to, limitations on our ability to incur other indebtedness, encumber our assets or undergo a change of control. Additionally, we are required to keep a ratio of 2:1 of the value of our inventory to the amounts outstanding at any time under the credit facility. The credit facility has a termination date of September 30, 2005. There are fees for early termination. Events of default under the credit facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, indictment of or institution of any legal process or proceeding under federal, state, municipal or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the lenders under the credit facility will be entitled to take various actions, including the acceleration of amounts due there under and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral. We have never had an event of default under the credit facility.
      We have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.
Inflation
      We do not believe that our sales revenue or operating results have been materially impacted by inflation during the past three fiscal years. There can be no assurance, however, that our sales revenue or operating results will not be impacted by inflation in the future.
Contractual Obligations and Commercial Commitments
      The following tables summarize our contractual obligations and commercial commitments as of January 29, 2005:

	Payments Due by Period

		Less Than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Contractual Obligations:
Employment agreements	$5,614	$2,410	$3,204	$—	$—
Event sponsorship agreement	2,540	730	1,810	—	—
Operating leases	383,118	52,605	98,513	96,072	135,928

Total contractual obligations	$391,272	$55,745	$103,527	$96,072	$135,928

      The above reflects an amendment to the employment agreement with our Chief Executive Officer, which was effective as of April 11, 2005. Annual computed bonuses in excess of capped amounts for certain members of our senior management are carried forward to the following year. As of January 29, 2005, $3.3 million was available for carry forward and is not included in the above table.
      The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 17% of minimum lease obligations in fiscal 2004, or variable costs such as maintenance, insurance and taxes, which represented approximately 53% of minimum lease obligations in fiscal 2004.
      Our open purchase orders are cancelable without penalty and are therefore not included in the above table. There were no commercial commitments outstanding as of January 29, 2005, nor have we provided any financial guarantees as of that date.
Off-Balance Sheet Arrangements
      Other than operating lease commitments set forth in the table above, we are not a party to any material off-balance sheet financing arrangements.
Critical Accounting Estimates
      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make certain estimates and assumptions about future events that impact amounts reported in our consolidated financial statements and related notes. We base these estimates on historical experience and on other factors that we believe to be reasonable under the circumstances. Since future events and their impact cannot be determined with certainty, actual results could differ materially from those estimated and could have a material impact on our consolidated financial statements.
      Our accounting policies are described in note 1 of the Notes to the Consolidated Financial Statements. We believe that the following are our most critical accounting estimates that include significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies and estimates are constantly reevaluated, and adjustments would be made when facts and circumstances require. Historically, we have found our application of accounting estimates to be appropriate, and actual results have not differed materially from those estimated:

Merchandise Inventory
      Merchandise inventory consists of finished goods and is valued utilizing the cost method at lower of cost or market on a first-in, first-out basis. We use estimates during interim periods to record a provision for inventory shortage. We also make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We believe that the carrying value of merchandise inventory is appropriate at January 29, 2005. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements.

Defined Benefit Pension Plan
      We maintain a Supplemental Executive Retirement Plan, which is a non-qualified defined benefit plan for certain officers. The plan is non-contributory, not funded and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers, and this cost is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. We believe that these assumptions have been appropriate, and that based on these assumptions, the defined benefit retirement plan liability is appropriately stated at January 29, 2005. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements.

Finite-lived Assets
      We periodically evaluate the need to recognize impairment losses relating to long-lived assets. Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, we would write the asset down to fair value and we would record an impairment charge, accordingly. We believe that the carrying values of finite-lived assets, and their useful lives, are appropriate at January 29, 2005. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements.

Income Taxes
      We record liabilities for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on past experience. Tax contingency liabilities are adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law. We believe that liabilities for tax contingencies are appropriately stated at January 29, 2005. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements.
Recent Accounting Developments
      See the section “Recent Accounting Developments” included in note 1 in the Notes to the Consolidated Financial Statements for a discussion of recent accounting developments and their impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      At January 29, 2005, we had no borrowings outstanding under our credit facility and we have not had any borrowings outstanding under our credit facility since November 2002. To the extent that we may borrow pursuant to our credit facility in the future, we may be exposed to market risk related to interest rate fluctuations. Additionally, we have not entered into financial instruments for hedging purposes.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Aéropostale, Inc.
      We have audited the accompanying consolidated balance sheets of Aéropostale, Inc. and subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2005 and January 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 12, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP
New York, New York
April 12, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      The management of Aéropostale is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Aéropostale’s internal control over financial reporting is a process designed to provide reasonable assurance to the company’s management and board of directors regarding reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.
      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in condition, or that the degree of compliance with policies or procedures may deteriorate.
      The management of Aéropostale assessed the effectiveness of the company’s internal control over financial reporting as of January 29, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment, management believes that, as of January 29, 2005, the company’s internal control over financial reporting is effective based on those criteria.
      Aéropostale’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on management’s assessment of the company’s internal control over financial reporting. This report appears on the following page of this annual report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Aéropostale, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report, that Aéropostale and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 29, 2005, of the Company and our report dated April 12, 2005, expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP
New York, New York
April 12, 2005

AÉROPOSTALE, INC.
CONSOLIDATED BALANCE SHEETS

	January 29,	January 31,
	2005	2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$106,128	$138,356
Short-term investments	76,224	—
Merchandise inventory	81,238	61,807
Prepaid expenses	10,138	8,734
Other current assets	5,759	3,550

Total current assets	279,487	212,447
Fixtures, equipment and improvements — Net	122,651	92,578
Intangible assets	2,529	—
Deferred income taxes	—	968
Other assets	1,152	1,055

Total assets	$405,819	$307,048

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,858	$30,477
Accrued expenses	52,136	41,091

Total current liabilities	96,994	71,568
Deferred rent and tenant allowances	63,065	45,585
Retirement benefit plan liabilities	6,158	4,202
Deferred income taxes	1,351	—
Commitment and contingent liabilities
Stockholders’ equity:
Common stock — par value, $0.01 per share; 200,000 shares authorized, 58,115 and 56,795 shares issued	581	568
Preferred stock — par value, $0.01 per share; 5,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	79,069	63,289
Deferred compensation	(1,271)	—
Other comprehensive loss	(817)	(672)
Retained earnings	224,315	140,203
Treasury stock at cost (2,749 and 945 shares)	(63,626)	(17,695)

Total stockholders’ equity	238,251	185,693

Total liabilities and stockholders’ equity	$405,819	$307,048

See notes to consolidated financial statements.

AÉROPOSTALE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

	(In thousands)
Net sales	$964,212	$734,868	$550,904
Cost of sales (includes certain buying, occupancy and warehousing expenses)	644,305	505,152	388,301

Gross profit	319,907	229,716	162,603
Selling, general and administrative expenses	183,977	141,520	110,506

Income from operations	135,930	88,196	52,097
Interest income, net of interest expense of $125, $286, and $341	1,438	760	56

Income before income taxes	137,368	88,956	52,153
Income taxes	53,256	34,702	20,863

Net income	$84,112	$54,254	$31,290

Basic earnings per common share	$1.51	$0.99	$0.60

Diluted earnings per common share	$1.47	$0.93	$0.54

Weighted average basic shares	55,735	54,758	51,581

Weighted average diluted shares	57,255	58,287	56,781

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

	(In thousands)
Net income	$84,112	$54,254	$31,290
Minimum pension liability adjustment, net of tax	(145)	(672)	—

Comprehensive income	$83,967	$53,582	$31,290

See notes to consolidated financial statements.

AÉROPOSTALE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Common Stock				Treasury Stock,
	Common Stock		Nonvoting		Additional		at Cost		Other
					Paid-in	Deferred			Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Compensation	Shares	Amount	Loss	Earnings	Total

	(In thousands)
BALANCE, FEBRUARY 2, 2002	46,571	$465	1,677	$17	$9,160	$(4,473)	—	$—	$—	$55,021	$60,190
Net income	—	—	—	—	—	—	—	—	—	31,290	31,290
Stock options exercised	799	8	1,100	12	267	—	—	—	—	—	287
Tax benefit related to exercise of stock options	—	—	—	—	2,674	—	—	—	—	—	2,674
Deferred offering costs	—	—	—	—	(1,981)	—	—	—	—	—	(1,981)
Initial public offering	2,812	28	—	—	31,360	—	—	—	—	—	31,388
Amortization of equity based compensation	—	—	—	—	—	4,473	—	—	—	—	4,473
Conversion of common stock nonvoting to common stock	2,777	29	(2,777)	(29)	—	—	—	—	—	—	—
Accrued dividend — Series B redeemable preferred stock	—	—	—	—	—	—	—	—	—	(362)	(362)

BALANCE, FEBRUARY 1, 2003	52,959	530	—	—	41,480	—	—	—	—	85,949	127,959
Net income	—	—	—	—	—	—	—	—	—	54,254	54,254
Stock options exercised	3,836	38	—	—	1,027	—	—	—	—	—	1,065
Tax benefit related to exercise of stock options	—	—	—	—	20,782	—	—	—	—	—	20,782
Repurchase of common stock	—	—	—	—	—	—	(945)	(17,695)	—	—	(17,695)
Other comprehensive loss	—	—	—	—	—	—	—	—	(672)	—	(672)

BALANCE, JANUARY 31, 2004	56,795	568	—	—	63,289	—	(945)	(17,695)	(672)	140,203	185,693
Net income	—	—	—	—	—	—	—	—	—	84,112	84,112
Stock options exercised	1,320	13	—	—	1,016	—	—	—	—	—	1,029
Tax benefit related to exercise of stock options	—	—	—	—	12,893	—	—	—	—	—	12,893
Repurchase of common stock	—	—	—	—	—	—	(1,804)	(45,931)	—	—	(45,931)
Issuance of restricted stock	—	—	—	—	1,871	(1,871)	—	—	—	—	—
Amortization of restricted stock	—	—	—	—	—	600	—	—	—	—	600
Other comprehensive loss	—	—	—	—	—	—	—	—	(145)	—	(145)

BALANCE, JANUARY 29, 2005	58,115	$581	—	$—	$79,069	$(1,271)	(2,749)	$(63,626)	$(817)	$224,315	$238,251

See notes to consolidated financial statements.

AÉROPOSTALE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

	(In thousands)
Cash Flows From Operating Activities
Net income	$84,112	$54,254	$31,290
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	16,635	12,518	8,212
Amortization of tenant allowances and above market leases	(6,717)	(4,624)	(3,350)
Deferred rent, net	7,474	1,927	2,265
Pension expense	3,008	558	241
Equity based compensation charge	—	—	4,473
Deferred income taxes	2,409	6,404	(1,202)
Other	(597)	400	781
Changes in operating assets and liabilities:
Merchandise inventory	(19,431)	(15,162)	(8,666)
Other current assets	(3,613)	(2,297)	(3,169)
Other assets	(128)	(787)	174
Accounts payable	14,381	12,523	3,959
Accrued expenses and other liabilities	39,442	37,786	17,512

Net cash from operating activities	136,975	103,500	52,520

Cash Flows From Investing Activities
Purchases of fixtures, equipment and improvements	(46,677)	(35,926)	(29,718)
Purchase of short-term investments	(441,386)	(145,945)	—
Sale of short-term investments	365,162	145,945	—
Purchases of intangible assets	(1,400)	—	—

Net cash from investing activities	(124,301)	(35,926)	(29,718)

Cash Flows From Financing Activities
Purchase of treasury stock	(45,931)	(17,695)	—
Net proceeds from stock options exercised	1,029	1,065	287
Net proceeds from initial public offering	—	—	31,388
Offering costs related to initial public offering	—	—	(1,981)
Payment of deferred finance costs	—	(63)	—
Payment and redemption of dividends	—	—	(9,979)

Net cash from financing activities	(44,902)	(16,693)	19,715

Net (Decrease) Increase In Cash And Cash Equivalents	(32,228)	50,881	42,517
Cash And Cash Equivalents, Beginning Of Year	138,356	87,475	44,958

Cash And Cash Equivalents, End Of Year	$106,128	$138,356	$87,475

Supplemental Disclosures Of Cash Flow Information
Interest paid	$94	$234	$298

Income taxes paid	$36,456	$13,839	$19,649

Tax benefit related to exercise of stock options included in change in accrued expenses and other liabilities	$12,893	$20,782	$2,674

See notes to consolidated financial statements.

AÉROPOSTALE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization
      References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated or unless the context otherwise requires. We are a mall-based specialty retailer of casual apparel and accessories for young women and men. We operated 561 stores in 43 states as of January 29, 2005.

Fiscal Year
      Our fiscal year ends on the Saturday nearest to January 31. Fiscal 2004 was the 52-week period ended January 29, 2005, fiscal 2003 was the 52-week period ended January 31, 2004, and fiscal 2002 was the 52-week period ended February 1, 2003.

Reclassifications
      We have made certain reclassifications to prior period information to conform to the current period presentation. Auction rate securities, which were previously recorded in cash and cash equivalents in our interim fiscal 2004 consolidated financial statements, have been included in short-term investments in the accompanying consolidated financial statements due to their liquidity and pricing reset feature. Prior period quarterly information will be reclassified to conform to the current year presentation. There will be no impact on net income, stockholders’ equity, debt covenants or cash flow from operations as a result of this reclassification.

Use of Estimates
      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimated.

Seasonality
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

Cash Equivalents
      We consider credit card receivables and all short-term investments with an original maturity of three months or less to be cash equivalents.

Merchandise Inventory
      Merchandise inventory consists of finished goods and is valued utilizing the cost method at the lower of cost or market determined on a first-in, first-out basis. Merchandise inventory includes warehousing, freight, merchandise and design costs as an inventory product cost.

AÉROPOSTALE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fixtures, Equipment and Improvements
      Fixtures, equipment and improvements are stated at cost. Depreciation and amortization are provided for by the straight-line method over the following estimated useful lives:

Fixtures and equipment	10 years
Leasehold improvements	Lesser of life of the asset or lease term
Computer equipment and software	5 years

Evaluation for Long-lived Asset Impairment
      We periodically evaluate the need to recognize impairment losses relating to long-lived assets in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, we would write the asset down to fair value and we would record an impairment charge, accordingly.

Pre-Operating Expenses
      New store pre-opening costs are expensed as they are incurred.

Leases
      Rent expense under our operating leases typically provide for fixed non-contingent rent escalations. Rent payments under our store leases typically commence when the store opens, and these leases include a pre-opening period that allows us to take possession of the property to construct the store. We recognize rent expense on a straight-line over the non-cancelable term of each individual underlying lease, commencing when we take possession of the property (see note 4 below).
      In addition, most of our store leases require us to pay additional rent based on specified percentages of sales, after we achieve specified annual sales thresholds. We use store sales trends to estimate and record liabilities for these additional rent obligations during interim periods. Most of our store leases entitle us to receive tenant allowances from our landlords. We record these tenant allowances as a deferred rent liability, which we amortize as a reduction of rent expense over the non-cancelable term of each underlying lease.

Revenue Recognition
      Sales revenue is recognized at the time our customers take possession of merchandise at the “point of sale.” Sales revenue related to gift cards and the issuance of store credits is recognized when they are redeemed. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized.

Cost of Sales
      Cost of sales includes costs related to: merchandise sold, distribution and warehousing, freight from the distribution center and warehouse to the stores, payroll for our design, buying and merchandising departments, and occupancy costs. Occupancy costs include: rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and all depreciation.

AÉROPOSTALE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Selling, General and Administrative Expenses
      Selling, general and administrative expenses, or SG&A, include costs related to: selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, information technology maintenance costs and expenses, insurance and legal expenses, and store pre-opening and other corporate level expenses. Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.

Marketing Costs
      Marketing costs, which includes internet, television, print, radio and other media advertising and collegiate athlete conference sponsorships, are expensed as incurred and were $5.3 million in fiscal 2004, $4.1 million in fiscal 2003 and $5.7 million in fiscal 2002.

Stock Based Compensation
      We periodically grant stock options to our employees, and we account for these stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or “APB No. 25”. We have also adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, or “SFAS No. 148”. In accordance with the provisions of SFAS No. 148 and APB No. 25, we have not recognized compensation expense related to stock options. If we would have elected to recognize compensation expense based on the fair value of options at grant date, as prescribed by SFAS No. 148, our net income and income per share would have been reduced to the pro forma amounts indicated in the following table:

	Fiscal

	2004	2003	2002

	(In thousands, except per share data)
Net income:
As reported	$84,112	$54,254	$31,290
Add: restricted stock amortization, net of taxes	366	—	—
Less: total stock-based compensation expense determined under fair value method, net of taxes	(1,525)	(375)	(45)

Pro-forma	$82,953	$53,879	$31,245

Basic earnings per common share:
As reported	$1.51	$0.99	$0.60

Pro-forma	$1.49	$0.98	$0.61

Diluted earnings per common share:
As reported	$1.47	$0.93	$0.54

Pro-forma	$1.45	$0.92	$0.55

AÉROPOSTALE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In accordance with SFAS No. 148, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for grants in the respective periods:

	Fiscal

	2004	2003	2002

Expected volatility	69%	70%	70%
Expected life	5 years	4.7 years	4.0 years
Risk-free interest rate	2.80%	2.81%	3.29%
Expected dividend yield	0%	0%	0%
      The effects of applying SFAS 148 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

Segment Reporting
      SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about a company’s operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We operate in a single operating segment — the operation of mall-based specialty retail stores. Revenues from external customers are derived from merchandise sales and we do not rely on any major customers as a source of revenue. Our net sales mix by merchandise category was as follows:

	Fiscal

Merchandise Categories	2004	2003	2002

Young Women’s	60%	60%	58%
Young Men’s	26	27	30
Accessories	14	13	12

Total Merchandise Sales	100%	100%	100%

Recent Accounting Developments
      In December 2004, the FASB issued SFAS No. 123(R), Shares-Based Payment, a revision of SFAS No. 123 “Accounting for Stock Based Compensation.” This amendment supersedes APB No. 25, and its related implementation guidance. Under SFAS No. 123(R), all forms of share-based payment to employees, including employee stock options, must be treated as compensation and recognized in the income statement. SFAS No. 123(R) is effective at the beginning of our fiscal 2005 third quarter. In accordance with the provisions of SFAS No. 148, we currently account for stock options under APB No. 25 and, accordingly, do not recognize compensation expense in our income statement. Also as prescribed by SFAS No. 148, we have disclosed the pro-forma impact of expensing options in Note 1. We believe that the adoption of SFAS No. 123(R) will not have a material impact on our consolidated financial statements or cash flows.
      In June 2004, the FASB issued an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” This interpretation clarifies the scope and timing of liability recognition for conditional asset retirement obligations under SFAS No. 143, and is effective no later than the end of our 2005 fiscal year. We have determined that this interpretation, and the adoption of SFAS No. 143, will not have a material impact on our consolidated financial statements or cash flows.

AÉROPOSTALE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Common Stock Split
      In April 2004, we completed a three-for-two stock split on all shares of our common stock that was affected in the form of a stock dividend. All prior period share and per share amounts presented in this report have been restated to give retroactive recognition to the common stock split.

3.	Short-term Investments
      Short-term investments at January 29, 2005 consist of auction rate debt and preferred stock securities. Auction rate securities are term securities earning income at a rate that is periodically reset, typically within 35 days, to reflect current market conditions through an auction process. These securities are classified as “available-for-sale” securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, these short-term investments are recorded at fair-value, with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of tax. Realized gains and losses and investment income are included in earnings. At January 29, 2005, the auction rate debt securities had contractual ultimate maturities ranging from 2011 through 2039.

4.	Accounting for Leases
      In connection with a February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants expressing its views of existing accounting literature related to lease accounting, we have completed a review of our lease accounting policies. As a result of that review, we have corrected an error and recorded a one-time, non-cash rent charge of $4.7 million ($2.8 million, after tax) in our fourth quarter of fiscal 2004 related to the timing of rent expense for store leases during the pre-opening period. Previously, we had followed a prevailing retail industry practice in which we began recording rent expense at the earlier of the time a store opened or when rent payments commenced. We will now be recording rent expense when we take possession of a store, or approximately 60 days prior to the store opening. This will result in an acceleration of rent expense during that pre-opening period. The charge was cumulative, and $0.5 million after tax was related to fiscal 2004, and $2.3 million after tax was related to prior periods. Our financial statements for prior periods will not be restated due to the immateriality of this issue to our results of operations, statements of financial position, and cash flows for the current year or any individual prior year. This correction will not impact historical or future cash flows or timing of payments under related leases and is not expected to have a material impact on our future earnings.

5.	Supplier Risk Concentration
      Three suppliers in the aggregate constituted 35% of our purchases in fiscal 2004, 34% in fiscal 2003, and 37% in fiscal 2002. In addition, in fiscal 2004, approximately 68% of our merchandise was directly sourced from our top ten vendors, and one agent sourced 21% of our merchandise. The loss of any of these sources could adversely impact our ability to operate our business.

AÉROPOSTALE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Fixtures, Equipment and Improvements — Net
      Fixtures, equipment and improvements — net, consist of the following (in thousands):

	January 29, 2005	January 31, 2004

Leasehold improvements	$99,292	$68,143
Store fixtures and equipment	50,003	35,175
Computer equipment and software	12,917	9,346
Construction in progress	2,739	7,428

	164,951	120,092
Less accumulated depreciation and amortization	42,300	27,514

	$122,651	$92,578

      Depreciation and amortization expense was $16.6 million in fiscal 2004, $12.8 million in fiscal 2003 and $8.9 million in fiscal 2002.

7.	Accrued Expenses
      Accrued expenses consist of the following (in thousands):

	January 29, 2005	January 31, 2004

Accrued compensation	$14,580	$11,165
Sales and use tax	2,284	1,718
Accrued rent	8,401	6,925
Accrued gift certificates and credits	12,294	8,492
Income tax payable	6,322	4,825
Deferred tax liability	893	895
Sales return reserve	525	672
Payroll tax liability	1,385	957
Other	5,452	5,442

	$52,136	$41,091

8.	Revolving Credit Facility
      We have available a revolving credit facility (the “credit facility”) with Bank of America Retail Finance (formerly, Fleet Retail Finance) which allows us to borrow or obtain letters of credit up to an aggregate of $25.0 million, with letters of credit having a sub-limit of $15 million. The credit facility matures on September 30, 2005, and our assets collateralize indebtedness under the credit facility. Borrowings under the credit facility bear interest at our option, either at (a) the lender’s prime rate or (b) the Euro Dollar Rate plus 1.25% to 1.75%, dependent upon our financial performance. Additionally, we must pay commitment fees on any unused portion of the credit facility at an annualized rate of 0.375% on the difference between the loan aggregate of $25 million and the borrowings (including outstanding letters of credit) at the preceding month-end. There are no covenants in the credit facility requiring us to achieve certain earnings levels and there are no capital spending limitations. There are certain negative covenants under the credit facility, including but not limited to, limitations on our ability to incur other indebtedness, encumber our assets, or undergo a change of control. Additionally, we are required to maintain a ratio of 2:1 for the value of our inventory to the amount of the loans under the credit facility. As of January 29, 2005, we were in compliance with all covenants under the credit facility. We had no amount outstanding under the credit facility, and no stand-by or commercial

AÉROPOSTALE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
letters of credit issued under the credit facility at either January 29, 2005 or January 31, 2004, and we have not had outstanding borrowings under the credit facility since November 2002.

9.	Earnings Per Share
      In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share has been computed based upon the weighted average of common shares, after deducting preferred dividend requirements. Diluted earnings per share gives effect to outstanding stock options.
      Earnings per common share has been computed as follows (in thousands, except per share data):

	Fiscal

	2004	2003	2002

Net income	$84,112	$54,254	$31,290
Preferred stock dividends	—	—	(362)

Net income available to common stockholders	$84,112	$54,254	$30,928

Weighted average basic shares	55,735	54,758	51,581
Impact of dilutive securities	1,520	3,529	5,200

Weighted average diluted shares	57,255	58,287	56,781

Per common share:
Basic earnings per share	$1.51	$0.99	$0.60

Diluted earnings per share	$1.47	$0.93	$0.54

      Options to purchase 74,000 shares in fiscal 2004 and 20,000 shares in fiscal 2002 were not included in the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

10.	Common Stock Offerings
      In August 2003, certain of our stockholders completed a secondary offering of 12,333,750 shares of common stock at a price to the public of $16.67. We did not receive any proceeds from the sale of shares of the common stock sold by the selling stockholders and we incurred $0.6 million in offering expenses related to the secondary offering.
      In May 2002, we completed an initial public offering of 21,562,500 shares of common stock at a price to the public of $12.00 per share, of which 2,812,500 shares were offered by us, and certain selling stockholders offered 18,750,000 shares. Upon completing the offering, net proceeds of $31.4 million were distributed to us and $209.3 million were distributed to selling stockholders. In connection with our offering, all of our outstanding shares of non-voting common stock were converted into 2,777,000 shares of common stock. $10.0 million of the $31.4 million of the net proceeds that were distributed to us were used to redeem all of the outstanding shares of 12 1/2% Series B redeemable preferred stock and to pay all accrued and unpaid dividends thereon. The remainder of the proceeds was used for working capital, general corporate purposes and new store openings. We also incurred a $0.1 million compensation charge for a bonus for certain management stockholders in connection with the completion of the initial public offering.

11.	Stock-Based Compensation
      We have stock option plans under which we may grant qualified and non-qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees. At

AÉROPOSTALE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
January 29, 2005, 1,403,834 shares were available for future grant under our plans. Qualified stock options may not be granted at less than the fair market value at the date of grant. Stock options generally vest over four years on a pro rata basis. All outstanding stock options immediately vest upon change in control. In fiscal 2002, we recorded a charge of $4.5 million associated with the immediate vesting of stock options upon the consummation of our initial public offering, of which $1.0 million was recorded in cost of sales and $3.5 million was recorded in selling, general and administrative expenses.
      The following table summarizes stock option transactions for common stock (shares in thousands):

	Fiscal 2004		Fiscal 2003		Fiscal 2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	3,092	$2.23	6,234	$0.24	8,130	$0.18
Granted	528	23.79	744	9.05	30	10.37
Exercised	(1,320)	0.78	(3,836)	0.28	(1,899)	0.15
Forfeited	(42)	12.88	(50)	5.38	(27)	0.20

Outstanding, end of period	2,258	$7.93	3,092	$2.23	6,234	$0.24

Options exercisable at end of period	1,314	$1.36	2,454	$0.62	6,204	$0.19

Weighted average fair value of options granted during the year		$13.99		$5.28		$5.71

      The following table summarizes information regarding currently outstanding options at January 29, 2005 (shares in thousands):

Options Outstanding				Options Exercisable

	Number	Weighted-Average		Number
	Outstanding	Remaining		Exercisable
	at	Contractual		at
	January 29,	Life	Weighted-Average	January 29,	Weighted-Average
Range of Exercise Prices	2005	(Years)	Exercise Price	2005	Exercise Price

$0.02	443	1.6	$0.02	443	$0.02
0.26 to 0.57	718	3.6	$0.38	718	$0.38
7.63 to 11.80	565	6.2	$8.91	138	$8.83
18.57 to 23.32	498	7.2	$23.17	15	$18.57
28.95 to 33.65	34	7.6	$30.76	—	—

	2,258			1,314

      In fiscal 2004, certain of our executives and directors were awarded restricted stock, pursuant to restricted stock agreements. There were 80,000 shares of restricted stock outstanding as of January 29, 2005. The restricted stock awarded to employees vest at the end of three years of continuous service with us. The restricted stock awarded to directors vest pro-rata over a three-year period, based upon continuous service. Total compensation expense of $1.9 million for all restricted stock awards is being amortized over the vesting period, and amortization expense for fiscal 2004 was $0.6 million

12.	Retirement Benefit Plans
      We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements. Under the terms of the plan,

AÉROPOSTALE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
employees may contribute up to 14% of gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants. We also have the option to make additional contributions. The terms of the plan provide for vesting in our matching contributions to the plan over a five-year service period with 20% vesting after two years and 50% vesting after year three. Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after year five. Contribution expense was $0.5 million in fiscal 2004, $0.4 million in fiscal 2003 and $0.3 million in fiscal 2002.
      We maintain a Supplemental Executive Retirement Plan, or SERP, which is a non-qualified defined benefit plan for certain officers. The plan is non-contributory and not funded and provides benefits based on years of service and compensation during employment. Participants are vested upon entrance in the plan. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and this cost is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually.
      The following information about the SERP is provided below (in thousands):

	January 29,	January 31,
	2005	2004

CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation at beginning of period	$5,753	$2,997
Service cost	278	184
Interest cost	626	315
Plan amendments	1,203	—
Actuarial loss	5,712	2,338
Settlements	(270)	—
Gross benefits paid	(2,418)	(81)

Net benefit obligation at end of period	$10,884	$5,753

Accumulated benefit obligation	$5,845	$4,202

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	2,418	81
Gross benefits paid	(2,418)	(81)
Actual return on plan assets	—	—

Fair value of plan assets at end of period	$—	$—

Funded status at end of period	$(10,884)	$(5,753)
Unrecognized net actuarial gain	6,377	2,652
Prior service and cost	1,129	—
Unrecognized transition amount	—	—

Net amount recognized	$(3,378)	$(3,101)

Intangible assets	$1,129	$—
Accrued benefit cost	(5,845)	(4,202)
Accumulated other comprehensive income	1,338	1,101

Net amount recognized	$(3,378)	$(3,101)

AÉROPOSTALE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Pension expense includes the following components (in thousands):

	Fiscal

	2004	2003	2002

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$278	$184	$101
Interest cost	626	315	182
Prior service cost	74	30	—
Amortization of prior experience loss	321	110	2
Loss recognized due to settlement	1,396	—	—

Net periodic benefit cost	$2,695	$639	$285

WEIGHTED-AVERAGE ASSUMPTIONS USED:
Discount rate to determine benefit obligations	5.25%	6.00%	6.75%
Discount rate to determine net periodic pension cost	6.00%	6.75%	7.00%
Rate of compensation increase	4.50%	4.50%	4.50%
      The discount rate for fiscal 2004 was determined by matching published zero coupon yield, and associated durations, to expected plan benefit payment streams to obtain an implicit internal rate of return. The loss recognized due to settlement in fiscal 2004 resulted from the early retirement of our former President and Chief Operating Officer. We made a contribution of $2.4 million in August 2004 in connection with this early retirement.
      During the first quarter of fiscal 2004, we adopted a long-term incentive deferred compensation plan established for the purpose of providing long-term incentive to a select group of management. The plan is a non-qualified, defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP. We will record annual monetary credits to each participant’s account based on compensation levels and years as a participant in the plan. Annual interest credits will be applied to the balance of each participant’s account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participant’s accounts will be fully vested upon retirement after completing five years of service and attaining age 55. Plan expenses were $0.3 million in fiscal 2004.
      In fiscal 2004, we adopted a postretirement benefit plan for certain officers, and we had recorded a liability of $22,000 at January 29, 2005 for this plan.

13.	Stock Repurchase Program
      We have available a $100 million stock repurchase program. The repurchase program may be modified or terminated by our Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, and requirements going forward. We repurchased 1.8 million shares for $45.9 million in fiscal 2004. As of January 29, 2004, we had repurchased a total of 2.7 million shares for $63.6 million, since the inception of the repurchase program. Therefore, we had $36.4 million of repurchase availability remaining at January 29, 2005.

AÉROPOSTALE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes
      The provision for income taxes consists of the following (in thousands):

	Fiscal

	2004	2003	2002

Current:
Federal	$42,728	$23,966	$18,420
State and local	8,119	4,332	3,645

	50,847	28,298	22,065

Deferred:
Federal	2,035	5,178	(1,092)
State and local	374	1,226	(110)

	2,409	6,404	(1,202)

	$53,256	$34,702	$20,863

      Reconciliation of the U.S. statutory tax rate with our effective tax rate is summarized as follows:

	Fiscal

	2004	2003	2002

Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
State income taxes (net of federal tax benefits)	4.0	4.1	4.6
Other	(0.2)	(0.1)	0.4

Effective rate	38.8%	39.0%	40.0%

      The components of the net deferred income tax assets (liabilities) are as follows (in thousands):

	January 29,	January 31,
	2005	2004

Current:
Inventory	(1,784)	(1,694)
Other	891	799

Total current	$(893)	$(895)

Noncurrent:
Furniture, equipment and improvements	(11,358)	(19,504)
Deferred rent and tenant allowances	8,177	18,728
Other	1,830	1,744

Total non-current	(1,351)	968

Net deferred income tax (liabilities), assets	$(2,244)	$73

      We record liabilities for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on past experience. Tax contingency liabilities are adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law. We had tax contingency liabilities of $1.8 million at January 29, 2005.

AÉROPOSTALE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Commitments and Contingencies
      We are committed under non-cancelable leases for our entire store and office space locations, which generally provide for minimum rent plus additional increases in real estate taxes, certain operating expenses, etc. Certain leases also require contingent rent based on sales.
      The aggregate minimum annual rent commitments as of January 29, 2005 are as follows (in thousands):

Due in Fiscal Year	Total

2005	52,605
2006	49,146
2007	49,367
2008	49,218
2009	46,854
Thereafter	135,928

Total	383,118

      Rental expense consists of the following (in thousands):

	Fiscal

	2004	2003	2002

Minimum rentals	$49,481	$40,086	$31,247
Contingent rentals	8,704	5,683	3,673
Office space rentals	1,159	1,068	832
      Employment Agreements — We amended the employment agreement with our Chief Executive Officer as of April 11, 2005. As of January 29, 2005, and after including this amendment, we had outstanding employment agreements with certain members of our senior management totaling $5.6 million. Certain of these employment agreements expire at the end of fiscal 2006, while the employment agreement with our Chief Executive Officer expires at the end of fiscal 2007. In addition, annual computed bonuses in excess of capped amounts for certain members of senior management are carried forward to the following year. As of January 29, 2005, $3.3 million was available for carry forward.
      Legal Proceedings — We are party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results from operations or cash flows.
      Event Sponsorship Agreement — We are a party to an event sponsorship agreement that obligates us to pay a total of $2.5 million through 2007.
      Guarantees — We had not provided any financial guarantees as of January 29, 2005.

AÉROPOSTALE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Selected Quarterly Financial Data (Unaudited)
      The following table sets forth certain unaudited quarterly financial information (in thousands):

	Thirteen Weeks Ended

	May 1,	July 31,	October 30,	January 29,
	2004	2004	2004	2005

Fiscal 2004
Net sales	$167,654	$194,852	$274,616	$327,090
Gross profit	49,107	59,486	98,201	113,113
Net income	6,261	10,897	31,686	35,268
Basic earnings per share	0.11	0.20	0.57	0.63
Diluted earnings per share	0.11	0.19	0.55	0.62

	Thirteen Weeks Ended

	May 3,	August 2,	November 1,	January 31,
	2003	2003	2003	2004

Fiscal 2003
Net sales	$112,211	$129,944	$220,071	$272,642
Gross profit	30,250	35,582	73,922	89,962
Net income	2,112	2,742	21,878	27,522
Basic earnings per share	0.04	0.05	0.39	0.49
Diluted earnings per share	0.04	0.05	0.37	0.47
      Gross profit for the fourth quarter of fiscal 2004 was unfavorably impacted by a one-time, non-cash pre-tax rent charge of $4.7 million related to a correction in our lease accounting policies associated with the timing of rent expense for our store leases. See note 4 for a further discussion.

Item 9.	Changes in and Disagreements with Accountant on Accounting and Financial Disclosure
      None
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      Pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our fiscal year ended January 29, 2005, our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting
      There have been no significant changes in our internal controls or in other factors during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 9B.	Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 11.	Executive Compensation
      Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions
      Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services
      Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	The financial statements listed in the “Index to Consolidated Financial Statements” at page 23 are filed as a part of this Annual Report on Form 10-K.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein:

See Exhibit Index.

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Form of Amended and Restated Certificate of Incorporation.†
3.2	Form of Amended and Restated By-Laws.†
4.1	Specimen Common Stock Certificate.†
4.2	Stockholders’ Agreement, dated as of August 3, 1998, by and among MSS-Delaware, Inc., MSS Acquisition Corp. II, Federated Specialty Stores, Inc., Julian R. Geiger, David R. Geltzer and John S. Mills.†
10.1	Aéropostale, Inc. 1998 Stock Option Plan.†
10.2	Aéropostale, Inc. 2002 Long-Term Incentive Plan.†
10.3	Management Services Agreement, dated as of July 31, 1998, between MSS-Delaware, Inc. and MSS Acquisition Corp. II.†
10.4	Loan and Security Agreement, dated July 31, 1998 between Bank Boston Retail Finance Inc., as agent for the lenders party thereto (the “Lenders”), the Lenders and MSS-Delaware, Inc.†
10.5	First Amendment to Loan and Security Agreement, dated November 8, 1999, by and between Bank Boston Retail Finance Inc., as agent for the Lenders, the Lenders and MSS-Delaware, Inc.†
10.6	Second Amendment to Loan and Security Agreement, dated May 2, 2002, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc.).†
10.7	Third Amendment to Loan and Security Agreement, dated June 13, 2001, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc.).†
10.8	Fourth Amendment to Loan and Security Agreement, dated February 2, 2002, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc.).†
10.9	Sublease Agreement, dated February 5, 2002, between the United States Postal Services and Aéropostale, Inc.†
10.10	Merchandise Servicing Agreement, dated March 1, 1999, between American Consolidation, Inc. and MSS Delaware, Inc.†
10.11	Interim Merchandise Servicing Agreement, dated as of February 11, 2002, by and between American Consolidation Inc. and Aéropostale, Inc.†
10.12	Sourcing Agreement, dated July 22, 2002, by and among Federated Department Stores, Inc., Specialty Acquisition Corporation and Aéropostale, Inc.††
10.13	Fifth Amendment to Loan and Security Agreement, dated April 15, 2002, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc.).†
10.14	Amendment No. 1 to Stockholders’ Agreement, dated April 23, 2002, by and among Aéropostale, Inc., Bear Stearns MB 1998-1999 Pre-Fund, LLC and Julian R. Geiger.†
10.15	Employment Agreement, dated as of February 1, 2002, between Aéropostale, Inc. and Julian R. Geiger.†
10.16	Employment Agreement, dated February 1, 2002, between Aéropostale, Inc. and Christopher L. Finazzo.††
10.17	Employment Agreement, dated February 1, 2002, between Aéropostale, Inc. and John S. Mills.††
10.18	Fifth Amendment to Loan and Security Agreement, dated October 7, 2003, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc).†††
10.19	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Julian R. Geiger.††††

Exhibit
No.	Description

10.20	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Christopher L. Finazzo.††††
10.21	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and John S. Mills.††††
10.22	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Michael J. Cunningham.††††
10.23	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Thomas P. Johnson.††††
10.24	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Olivera Lazic-Zangas.††††
10.25	Amendment No. 1, dated as of April 11, 2005, to Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Julian R. Geiger.*
21	Subsidiaries of the Company.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification by Julian R. Geiger, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Michael J. Cunningham, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Incorporated by reference to the Registration Statement on Form S-1, originally filed by Aéropostale, Inc. on March 8, 2002 (Registration No. 333-84056).

††	Incorporated by reference to the Registrant’s Annual Report on 10-K, for the fiscal year ended February 1, 2003 (File No. 001-31314).

†††	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended November 1, 2003 (File No. 001-31314).

††††	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended January 31, 2004 (File No. 001-31314).

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AÉROPOSTALE, INC.

By:	/s/ Julian R. Geiger

Julian R. Geiger
Chairman, Chief Executive Officer, and Director
Date: April 12, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Julian R. Geiger Julian R. Geiger	Chairman, Chief Executive Officer, and Director (Principal Executive Officer)	April 12, 2005

/s/ Michael J. Cunningham Michael J. Cunningham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 12, 2005

/s/ Alan C. Siebels Alan C. Siebels	Vice President — Controller (Principal Accounting Officer)	April 12, 2005

/s/ Bodil Arlander Bodil Arlander	Director	April 12, 2005

/s/ Ronald Beegle Ronald Beegle	Director	April 12, 2005

/s/ Mary Elizabeth Burton Mary Elizabeth Burton	Director	April 12, 2005

/s/ Robert B. Chavez Robert B. Chavez	Director	April 12, 2005

/s/ David Edwab David Edwab	Director	April 12, 2005

/s/ John D. Howard John D. Howard	Director	April 12, 2005

/s/ David B. Vermylen David B. Vermylen	Director	April 12, 2005

AÉROPOSTALE, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning	Amounts Charged	Write-offs Against	Balance End
Reserve for Returns:	of Period	to Net Income	Reserve	of Period

	(In thousands)
Year Ended January 29, 2005	$672	$233	$380	$525
Year Ended January 31, 2004	418	526	272	672
Year Ended February 1, 2003	299	319	200	418