Form 10-Q
period 2005-04-30
AEROPOSTALE INC
filed 2005-06-01
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-31314
Aéropostale, Inc.
(Exact name of registrant as specified in its charter)

Delaware	31-1443880
(State of incorporation)	(I.R.S. Employer Identification No.)

112 W. 34th Street, New York, NY	10120
(Address of Principal Executive Offices)	(Zip Code)
(646) 485-5398
(Registrant’s Telephone Number, Including Area Code)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      The registrant had 55,453,524 shares of common stock outstanding as of May 20, 2005.

AÉROPOSTALE, INC.

PART I
FINANCIAL INFORMATION
Item 1.                          Financial Statements
AÉROPOSTALE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 30,	January 29,	May 1,
	2005	2005	2004

	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$119,293	$106,128	$67,657
Short-term investments	58,151	76,224	36,412
Merchandise inventory	89,575	81,238	70,958
Tenant allowances receivable	8,757	4,809	5,060
Prepaid expenses	8,942	10,138	11,591
Other current assets	990	950	1,214

Total current assets	285,708	279,487	192,892
FIXTURES, EQUIPMENT AND IMPROVEMENTS, NET	133,337	122,651	101,410
INTANGIBLE ASSETS	2,529	2,529	—
OTHER ASSETS	1,129	1,152	2,029

TOTAL ASSETS	$422,703	$405,819	$296,331

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$63,607	$44,858	$34,372
Accrued compensation	7,621	14,580	6,084
Income taxes payable	1,793	6,322	895
Accrued expenses	27,107	31,234	23,032

Total current liabilities	100,128	96,994	64,383
DEFERRED RENT AND TENANT ALLOWANCES	70,070	63,065	49,600
RETIREMENT BENEFIT PLAN LIABILITY	6,669	6,158	6,121
DEFERRED INCOME TAXES	1,351	1,351	—
COMMITMENTS AND CONTINGENT LIABILITIES
STOCKHOLDERS’ EQUITY:
Common stock — par value, $0.01 per share; 200,000 shares authorized, 58,423, 58,115 and 57,258 shares issued	584	581	573
Preferred stock — par value, $0.01 per share; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Additional paid-in capital	85,985	79,069	67,947
Other comprehensive loss	(817)	(817)	(672)
Deferred compensation	(3,762)	(1,271)	(1,749)
Retained earnings	232,929	224,315	146,464
Treasury stock at cost (2,974, 2,749 and 1,733 shares)	(70,434)	(63,626)	(36,336)

Total stockholders’ equity	244,485	238,251	176,227

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$422,703	$405,819	$296,331

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended

	April 30,	May 1,
	2005	2004

	(In Thousands, Except
	Per Share Data)
NET SALES	$211,674	$167,654
COST OF SALES (includes certain buying, occupancy and warehousing expenses)	151,903	118,547

Gross profit	59,771	49,107
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	46,437	39,105

INCOME FROM OPERATIONS	13,334	10,002
INTEREST INCOME, NET	785	259

INCOME BEFORE INCOME TAXES	14,119	10,261
INCOME TAXES	5,505	4,000

NET INCOME AND COMPREHENSIVE INCOME	$8,614	$6,261

BASIC EARNINGS PER SHARE	$0.16	$0.11

DILUTED EARNINGS PER SHARE	$0.15	$0.11

Weighted average basic shares	55,409	55,820

Weighted average diluted shares	56,573	57,700

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended

	April 30,	May 1,
	2005	2004

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,614	$6,261
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,535	3,370
Other	467	1,357
Changes in operating assets and liabilities:
Merchandise inventory	(8,337)	(9,151)
Accounts payable	18,749	3,895
Other assets and liabilities	(7,654)	(9,400)

Net cash from operating activities	16,374	(3,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixtures, equipment and improvements	(15,200)	(12,193)
Purchase of short-term investments	(73,837)	(153,712)
Proceeds from sale of short-term investments	91,910	117,300

Net cash from investing activities	2,873	(48,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(6,808)	(18,641)
Net proceed from exercise of stock options	726	215

Net cash from financing activities	(6,082)	(18,426)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,165	(70,699)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	106,128	138,356

CASH AND CASH EQUIVALENTS, END OF PERIOD	$119,293	$67,657

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Tax benefit related to exercise of stock options included in change in other assets and liabilities	$3,368	$2,612

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
      References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated or unless the context otherwise requires. We are a mall-based specialty retailer of casual apparel and accessories for young women and young men in the United States. As of April 30, 2005, we operated 597 stores in 47 states.
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
      Our business is highly seasonal, and historically we have realized a significant portion of our sales, net income, and cash flow in the second half of the fiscal year, driven by the impact of the back-to-school selling season in the third quarter and the holiday selling season in the fourth quarter. Therefore, our interim period consolidated financial statements will not be indicative of our full-year results of operations, financial condition or cash flows. These financial statements should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended January 29, 2005.
      References to “fiscal 2005” mean the 52-week period ended January 28, 2006, and references to “fiscal 2004” mean the 52-week period ended January 29, 2005. References to the first quarter of 2005 mean the thirteen-week period ended April 30, 2005, and references to the first quarter of 2004 mean the thirteen-week period ended May 1, 2004.

2.	Stock Based Compensation
      We periodically grant stock options to our employees, and we account for these stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or “APB No. 25”. We have also adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, or “SFAS No. 148”. In accordance with the provisions of SFAS No. 148 and APB No. 25, since all options were issued at market value, we have not recognized compensation expense related to stock options in our consolidated financial statements. If we would have elected to recognize compensation

AÉROPOSTALE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —  (Continued)
expense based on the fair value of options at grant date, as prescribed by SFAS No. 148, our net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

	13 weeks ended

	April 30,	May 1,
	2005	2004

	(In Thousands,
	Except Per Share
	Data)
Net income:
As reported	$8,614	$6,261
Add: Restricted stock amortization, net of taxes	204	53
Less: Total stock based compensation expense determined under the fair value method, net of taxes	(600)	(265)

Pro-forma	$8,218	$6,049

Basic earnings per share:
As reported	$0.16	$0.11

Pro-forma	$0.15	$0.11

Diluted earnings per share:
As reported	$0.15	$0.11

Pro-forma	$0.15	$0.10

      The weighted average fair value of the Company’s stock options was calculated using the Black-Scholes Option Pricing Model with the following weighted average assumptions used for grants in their respective periods. For the first quarter of 2005: no dividend yield; expected volatility of 40%; risk free interest rate of 4.11%; and expected life of 5 years. For the first quarter of 2004: no dividend yield; expected volatility of 70%; risk free interest rate of 2.72%; and expected life of 5 years.
      Certain of our executives and directors have been awarded restricted stock, pursuant to restricted stock agreements. There were 163,000 outstanding shares of restricted stock as of April 30, 2005. The restricted stock awarded to employees vest at the end of three years of continuous service with us. The restricted stock awarded to directors vest pro-rata over a three-year period, based upon continuous service. Total compensation expense is being amortized over the vesting period. Amortization expense was $0.3 million for the first quarter of 2005 and $0.1 million for the first quarter of 2004.

3.	Reclassification of Auction Rate Securities
      Auction rate securities, which were previously recorded in cash and cash equivalents in our interim fiscal 2004 condensed consolidated financial statements, have been included in short-term investments in the accompanying consolidated financial statements due to their liquidity and pricing reset feature. There was no impact on net income, stockholders’ equity, debt covenants or cash flow from operations as a result

AÉROPOSTALE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —  (Continued)
of this reclassification. The condensed consolidated financial statements for the first quarter of 2004 have been reclassified as follows:

	As previously	As
	reported	reclassified

	(In Thousands)
Cash and cash equivalents	$104,069	$67,657

Short-term investments	$—	$36,412

Cash flows from investing activities	$(12,193)	$(48,605)

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
      Selling, general and administrative expenses, or “SG&A”, include costs related to: selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, information technology maintenance costs and expenses, insurance and legal expenses, and store pre-opening and other corporate level expenses. Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.

5.	Recent Accounting Developments
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Shares-Based Payment, a revision of SFAS No. 123, Accounting for Stock Based Compensation. This amendment supersedes APB No. 25, and its related implementation guidance. Under SFAS No. 123(R), all forms of share-based payment to employees, including employee stock options, must be treated as compensation and recognized in the income statement.
      As discussed in Note 2, we currently account for stock options under APB No. 25 and, accordingly, do not recognize compensation expense in our consolidated financial statements. Also as prescribed by SFAS No. 148, we have disclosed the pro-forma impact of expensing options in Note 2.
      In April 2005, the Securities and Exchange Commission delayed the date of compliance with SFAS No. 123(R) for publicly held companies until the first fiscal year beginning on or after June 15, 2005. Accordingly, we will adopt the provisions of SFAS No. 123(R) at the beginning of our 2006 fiscal year. We believe that the adoption of SFAS No. 123(R) will not have a material impact on our consolidated financial statements or cash flows.

AÉROPOSTALE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —  (Continued)

6.	Earnings Per Share
      The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended

	April 30,	May 1,
	2005	2004

	(In Thousands, Except
	Per Share Data)
Net income	$8,614	$6,261

Weighted average basic shares	55,409	55,820
Impact of dilutive securities	1,164	1,880

Weighted average diluted shares	56,573	57,700

Earnings per basic share	$0.16	$0.11

Earnings per diluted share	$0.15	$0.11

      Options to purchase 172,000 shares during the first quarter of 2005, and 480,000 shares during the first quarter of 2004 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

7.	Revolving Credit Facility
      In April 2005, we amended our revolving credit facility (the “credit facility”) with Fleet Retail Finance, Inc. As amended, the credit facility allows us to borrow or obtain letters of credit up to an aggregate of $50 million, with letters of credit having a sub-limit of $15 million. The amount of available credit can be increased to an aggregate of $75 million if we so request. The credit facility matures in April 2010, and our assets collateralize indebtedness under the credit facility. Borrowings under the credit facility bear interest at our option, either at (a) the lender’s prime rate or (b) the Euro Dollar Rate plus 0.75% to 1.25%, dependent upon our financial performance. There are no covenants in the credit facility requiring us to achieve certain earnings levels and there are no capital spending limitations. There are certain negative covenants under the credit facility, including but not limited to, limitations on our ability to incur other indebtedness, encumber our assets, or undergo a change of control. Additionally, we are required to maintain a ratio of 2:1 for the value of our inventory to the amount of the loans under the credit facility. As of April 30, 2005, we were in compliance with all covenants under the credit facility. Events of default under the credit facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, indictment of or institution of any legal process or proceeding under federal, state, municipal or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the lenders under the credit facility will be entitled to take various actions, including the acceleration of amounts due there under and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral. At April 30, 2005, we had no amount outstanding under the credit facility, and no stand-by or commercial letters of credit issued under the credit facility. In addition, we have not had outstanding borrowings under the credit facility since November 2002.

AÉROPOSTALE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —  (Continued)

8.	Retirement Benefit Plans
      We have a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements. Under the terms of the plan, employees may contribute up to 14% of gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants. We also have the option to make additional contributions. The terms of the plan provide for vesting in our matching contributions to the plan over a five-year service period with 20% vesting after two years and 50% vesting after year three. Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after year five. Contribution expense was $0.2 million for the first quarter of 2005, and $0.1 million for the first quarter of 2004.
      We maintain a supplemental executive retirement plan, which is a nonqualified defined benefit plan for certain officers. The plan is non-contributory and not funded and provides benefits based on years of service and compensation during employment. Participants are vested upon entrance in the plan. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and this cost is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually.
      The components of net periodic pension benefit cost are as follows:

	13 weeks ended

	April 30,	May 1,
	2005	2004

	(In Thousands)
Service cost	$105	$70
Interest cost	183	173
Amortization of prior experience cost	19	19
Amortization of net loss	137	94
Loss recognized due to settlement	—	1,396

Net periodic pension benefit cost	$444	$1,752

      The loss recognized due to settlement in 2004 resulted from the early retirement of our former President and Chief Operating Officer, and we made a contribution of $2.4 million in August 2004 in connection with this early retirement.
      During the first quarter of fiscal 2004, we adopted a long-term incentive deferred compensation plan established for the purpose of providing long-term incentive to a select group of management. The plan is a non-qualified, defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking position that are not participants in the SERP. Annual monetary credits are recorded to each participant’s account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant’s account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participant’s accounts will be fully vested upon retirement after completing five years of service and attaining age 55. Plan expenses were $0.1 million for the first quarter of 2005.
      In fiscal 2004, we adopted a postretirement benefit plan for certain officers. At April 30, 2005, we had a liability of $38,000 in connection with this plan.

AÉROPOSTALE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS —  (Continued)

9.	Stock Repurchase Program
      We repurchase our common stock from time to time under a $100.0 million stock repurchase program. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, and requirements going forward. We repurchased 225,000 shares for $6.8 million during the first quarter of 2005. Since the inception of the repurchase program, we have repurchased a total of 3.0 million shares of our common stock for total consideration of $70.4 million. At April 30, 2005 we had $29.6 million of repurchase availability remaining.

10.	Commitments and Contingent Liabilities
      We are party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results from operations or cash flows. We have not provided any financial guarantees as of April 30, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
      Aéropostale, Inc. is a mall-based specialty retailer of casual apparel and accessories in the United States. Our target customers are both young women and young men from age 11 to 18, and we provide our customers with a selection of high-quality, active-oriented, fashion basic merchandise at compelling values in a high-energy store environment. We maintain control over our proprietary brand by designing and sourcing all of our own merchandise. Our products can be purchased only in our stores, which sell Aéropostale merchandise exclusively, or organized sales events at college campuses. We launched our e-commerce business on May 24, 2005 and we plan to open our first Jimmy’Z brand stores later this year. As of April 30, 2005, we operated 597 stores in 47 states.
      Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” is intended to provide information to help you better understand our financial condition and results of operations. Our business is highly seasonal, and historically we realize a significant portion of our sales, net income, and cash flow in the second half of the fiscal year, driven by the impact of the back-to-school selling season in our third quarter and the holiday selling season in our fourth quarter. Therefore, our interim period consolidated financial statements will not be indicative of our full-year results of operations, financial condition or cash flows. We recommend that you read this section along with our condensed consolidated financial statements included in this report and along with our Annual Report on Form 10-K for the year ended January 29, 2005.
Overview
      We achieved net sales of $211.7 million for the first quarter of 2005, a 26.3% increase over the first quarter of 2004. This increase was driven by total square footage growth of 22.6% and a 4.4% comparable store sales increase. Our gross profit, as a percentage of net sales, decreased by 1.1 percentage points for the first quarter of 2005, primarily driven by increased promotional activities. SG&A, as a percentage of net sales, declined by 1.4 percentage points for the first quarter of 2005, and included a retirement charge of $1.4 million recorded in 2004 that represented 0.8 percentage points of the decrease. Leveraging of store payroll and other operating costs against the increased net sales was the primary driver of the remaining decrease. Net income for the first quarter of 2005 grew to $8.6 million, or $0.15 per diluted share, from $6.3 million, or $0.11 per diluted share, for the first quarter of last year. As of April 30, 2005, we had working capital of $185.6 million, cash and cash equivalents of $119.3 million, short-term investments of $58.2 million, and no third party debt outstanding. Cash flows from operating activities were $16.4 million for the first quarter of 2005. We operated 597 stores at April 30, 2005, an increase of 22% from the same period last year.

      We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

13 weeks ended

April 30, 2005	May 1, 2004

Net sales (in millions)	$211.7	$167.7
Total store count at end of period	597	489
Comparable store sales count at end of period	443	357
Net sales growth	26.3%	49.4%
Comparable store sales growth	4.4%	18.9%
Net sales per average square foot	$104	$101
Gross profit (in millions)	$59.8	$49.1
Income from operations (in millions)	$13.3	$10.0
Diluted earnings per share	$0.1	5	$0.1	1
Square footage growth	22.6%	25.8%
Percentages of net sales by category:
Women’s	58%	58%
Men’s	26%	27%
Accessories	16%	15%
      The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended

	April 30,	May 1,
	2005	2004

Net sales	100.0%	100.0%
Gross profit	28.2%	29.3%
Selling, general and administrative expenses	21.9%	23.3%
Income from operations	6.3%	6.0%
Interest income, net	0.3%	0.1%
Income before income taxes	6.6%	6.1%
Income taxes	2.5%	2.4%
Net income	4.1%	3.7%
Results of Operations — first quarter of 2005 compared with the first quarter of 2004
      Sales. Net sales consist of sales from comparable stores and non-comparable stores. A store is included in comparable store sales after fourteen months of operation. We consider a remodeled or relocated store with more than a 25% change in square feet to be a new store. Prior period sales from stores that have closed are not included in comparable store sales, nor are sales from our arrangements with colleges and universities.
      Net sales increased by $44.0 million, or by 26.3%. Increased comparable store sales and new store sales drove the net sales increase. Comparable store sales increased by $7.0 million, or by 4.4%. Comparable sales increased in all of our categories: young women’s, young men’s, and accessories. The comparable store sales increase reflected a 6.1% increase in units per transaction and an 8.7% increase in the number of sales transactions. The average dollar per unit decreased 9.5%. Non-comparable store sales increased by $37.0 million, or by 21.9%, primarily due to 108 more stores open at the end of the first quarter of 2005 versus the end of the first quarter of 2004.
      Gross profit. Cost of sales includes costs related to: merchandise sold, distribution and warehousing, freight from the distribution center and warehouse to the stores, payroll for our design, buying and merchandising departments, and occupancy costs. Occupancy costs include: rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and all depreciation.
      Gross profit increased by $10.7 million, but decreased by 1.1 percentage points as a percentage of net sales. The decrease as a percentage of net sales was primarily due to a decrease in merchandise margin resulting from increased promotional activities, as well as start-up costs for our new Jimmy’Z brand stores in the first quarter of 2005.
      SG&A. SG&A includes costs related to: selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, information technology maintenance costs and expenses, insurance and legal expenses, and store pre-opening and other corporate level expenses. Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.
      SG&A increased by $7.3 million. This increase is primarily attributable to a $4.9 million increase in store payroll, driven by new store growth. SG&A, as a percentage of net sales, decreased by 1.4 percentage points. Included in SG&A for the first quarter of 2004 is a retirement charge of $1.4 million, or 0.8 percentage points of the decrease. The remainder of the decrease was primarily attributable to the leveraging of store payroll and other operating costs against the increased net sales.
      Interest income and income taxes. Interest income, net of interest expense, increased by $0.5 million, and was driven by an increase of $73.4 million in cash and cash equivalents, together with short-term investments. The effective tax rate was 39.0% for both periods presented.
      Net income. Net income increased by $2.4 million, or $0.04 per diluted share, for the first quarter of 2005, as compared with the first quarter of 2004.
Liquidity and Capital Resources
      Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores, and to improve and enhance our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the fiscal year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the fiscal year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations and existing cash and cash equivalents. In addition, we have recently amended our revolving credit facility (the “credit facility”), and have expanded our borrowing availability to provide for a $50 million base borrowing availability with $25 million of additional borrowing availability (see note 7 to the Notes to the Condensed Consolidated Financial Statements for a further description). We have not had outstanding borrowings under the credit facility since November 2002. At April 30, 2005, we had working capital of $185.6 million, cash and cash equivalents of $119.3 million, short-term investments of $58.2, and no third party debt outstanding.
      The following table sets forth our cash flows for the period indicated:

	13 weeks ended

	April 30,	May 1,
	2005	2004

	(In Thousands)
Net cash from operating activities	$16,374	$(3,668)
Net cash from investing activities	2,873	(48,605)
Net cash from financing activities	(6,082)	(18,426)

Net increase (decrease) in cash and cash equivalents	$13,165	$(70,699)

      Operating activities. Cash flows from operating activities, our principle form of liquidity on a full-year basis, increased by $20.0 million for the first quarter of 2005, as compared to the same period in

2004. Increased net income of $2.4 million and a quarter-over-quarter reduction in cash used for accounts payable of $14.9 million were the primary drivers of the increase in cash flows from operating activities. The reduction in cash used for accounts payable was primarily due to the timing of payments. Due to the seasonality of our business, we have historically generated a significant portion of our cash flows from operating activities in the second half of the fiscal year, and we expect this trend to continue for the balance of this fiscal year.
      Capital requirements. Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores, and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. Capital expenditures for the full fiscal year of 2005 are expected to approximate $50 million. We plan to open approximately 100 new Aeropostale stores in fiscal 2005, 39 of which opened in the first quarter. We also plan to open approximately 14 of our new Jimmy’Z brand stores later this year. In addition, we plan to remodel certain existing stores and continue to improve and enhance our information technology systems.
      We had $58.2 million in short-term investments at April 30, 2005, consisting of auction rate debt and preferred stock securities. Auction rate securities are term securities that earn income at a rate that is periodically reset, typically within 35 days, to reflect current market conditions through an auction process. These securities have long-term contractual maturities and are classified as “available-for-sale” securities in the current asset section of our condensed consolidated balance sheet as of April 30, 2005.
      Financing activities and capital resources. We repurchase our common stock from time to time under a $100.0 million stock repurchase program. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, and requirements going forward. We repurchased 225,000 shares for $6.8 million during the first quarter of 2005, versus 828,000 shares repurchased for $18.6 million during the first quarter of 2004. Since the inception of the repurchase program, we have repurchased a total of 3.0 million shares of our common stock for total consideration of $70.4 million. At April 30, 2005 we had $29.6 million of repurchase availability remaining.
      In April 2005, we amended our revolving credit facility to allow us to borrow or obtain letters of credit up to at least an aggregate of $50 million (see note 7 to the Notes to the Condensed Consolidated Financial Statements for a further discussion). At April 30, 2005, we had no amount outstanding under the credit facility, and no stand-by or commercial letters of credit issued under the credit facility. In addition, we have not had outstanding borrowings under the credit facility since November 2002.

Contractual Obligations
      The following table summarizes our contractual obligations as of April 30, 2005:

		Payments Due

		Balance of
		Fiscal	In Fiscal	In Fiscal	After Fiscal
	Total	2005	2006 and 2007	2008 and 2009	2009

	(In Thousands)
Contractual Obligations
Employment agreements	$5,011	$1,807	$3,204	$—	$—
Event sponsorship agreement	1,810	—	1,810	—	—
Operating leases	418,676	42,476	107,393	105,246	163,561

Total contractual obligations	$425,497	$44,283	$112,407	$105,246	$163,561

      Annual computed bonuses in excess of capped amounts for certain members of our senior management are carried forward to the following year. As of April 30, 2005, $3.3 million was available for carry forward and is not included in the above table. The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 17% of minimum lease obligations in fiscal 2004, or variable costs such as maintenance, insurance and taxes, which represented approximately 53% of minimum lease obligations in fiscal 2004. Our open purchase orders are cancelable without penalty and are therefore not included in the above table. We have not provided any financial guarantees as of April 30, 2005.

Off-Balance Sheet Arrangements
      We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of April 30, 2005, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.
Critical Accounting Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the MD&A included in our Annual Report on Form 10-K for the year ended January 29, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      At April 30, 2005, we had no borrowings outstanding under our credit facility and we have not had any borrowings outstanding under our credit facility since November 2002. To the extent that we may borrow pursuant to our credit facility in the future, we may be exposed to market risk related to interest rate fluctuations. Additionally, we have not entered into financial instruments for hedging purposes.

Item 4.	Controls and Procedures
      (a) Evaluation of Disclosure Controls and Procedures: Pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our fiscal 2005 first quarter, ended April 30, 2005, our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors and therefore there can be no assurance that any design of system controls will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

      (b) Changes in internal controls: During the period covered by this quarterly report, there have been no significant changes in our internal controls over our financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.
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

Failure of a new business concept could have a material adverse effect on our results of operations and our business
      We now, and we may in the future, seek to expand our existing business by expanding into new brand concepts and other business opportunities. In particular, we will be opening our first Jimmy’Z brand stores during fiscal 2005. The operation of the Jimmy’Z stores and the sale of Aéropostale, and potentially Jimmy’Z, merchandise over the Internet through our e-commerce business, are subject to numerous risks, including unanticipated operating problems; lack of prior experience; lack of customer acceptance; new vendor relationships; competition from existing and new retailers; and diversion of management’s attention from the Company’s core Aéropostale business. The Jimmy’Z concept involves, among other things, implementation of a retail apparel concept which is subject to many of the same risks as Aéropostale, as well as additional risks inherent with a more fashion driven concept, including risks of difficulty in merchandising, uncertainty of customer acceptance, fluctuations in fashion trends and customer tastes, as well as the attendant mark-down risks. Risks inherent in any new concept are particularly acute with respect to Jimmy’Z because this is the first significant new venture by us, and the nature of the Jimmy’Z business differs in certain respects from that of our core Aéropostale business. There can be no assurance that the Jimmy’Z stores or our e-commerce business will achieve sales and profitability levels justifying our investments in these businesses. If those sales levels are not achieved we may be forced to impair the carrying value our investments, which may have a material adverse effect on our results of operations.

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

Our storeline growth strategy relies on the continued addition of a significant number of new stores each year, which could strain our resources and cause the performance of our existing stores to suffer.
      Our growth will largely depend on our ability to open and operate new stores successfully. We opened 103 stores in fiscal 2004, 95 stores in fiscal 2003 and 93 stores in fiscal 2002. Additionally, we plan to open approximately 100 new Aéropostale stores and approximately 14 new Jimmy’Z stores during fiscal 2005.

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

We rely on a third party to administer to certain aspects of our E-Commerce business
      Under an e-commerce agreements with GSI Commerce, Inc. (“GSI”), GSI operates the retail potion of our website, www.aeropostale.com. Under this agreement, GSI owns certain content and technology related to the website, hosts and maintains the website, and fulfills orders through the website as well as furnishing all other “back-end” operations required to operate the website. Any significant interruption of operations at GSI due to natural disasters, accidents, system failures or other unforeseen causes would have a material adverse effect on the Company’s e-commerce business.

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

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
      We are party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results from operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      Our Board of Directors has authorized a share repurchase program of our outstanding common stock in the amount of $100.0 million. Our purchases of treasury stock for the thirteen weeks ended April 30, 2005 pursuant to the share repurchase program, and remaining repurchase availability at that date, were as follows:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares
	Number of		as Part of	that May Yet Be
	Shares (or	Average	Publicly	Purchased Under
	Units)	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs

				(In Thousands)
February 2005	70,000	$28.85	70,000	$34,356
March 2005	65,000	$32.50	65,000	$32,243
April 2005	90,000	$29.72	90,000	$29,568

Total	225,000	$30.26	225,000	$29,568

Item 3.	Defaults Upon Senior Securities
      Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our shareholders during the period covered by this quarterly report.

Item 5.	Other Information
      Not applicable.

Item 6.	Exhibits:

31.1	Certification by Julian R. Geiger, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Michael J. Cunningham, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Dated: June 1, 2005