Form 10-Q
period 2005-07-30
AEROPOSTALE INC
filed 2005-09-06
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2005
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The Registrant had 55,424,588 shares of common stock outstanding as of August 19, 2005.

AÉROPOSTALE, INC.

PART I
FINANCIAL INFORMATION
Item 1.     Financial Statements
AÉROPOSTALE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 30,	January 29,	July 31,
	2005	2005	2004

	(In Thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$127,940	$106,128	$67,411
Short-term investments	14,031	76,224	29,891
Merchandise inventory	162,726	81,238	99,215
Tenant allowances receivable	11,149	4,809	9,227
Prepaid taxes	4,097	—	18,434
Prepaid expenses and other current assets	12,082	11,088	9,243

Total current assets	332,025	279,487	233,421
Fixtures, equipment and improvements, net	144,509	122,651	111,482
Intangible assets	2,529	2,529	1,400
Other assets	1,930	1,152	2,040

TOTAL ASSETS	$480,993	$405,819	$348,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$108,178	$44,858	$59,350
Accrued compensation	11,693	14,580	10,944
Income taxes payable	—	6,322	—
Accrued expenses	27,956	31,234	24,931

Total current liabilities	147,827	96,994	95,225
Deferred rent and tenant allowances	75,554	63,065	54,422
Retirement benefit plan liability	6,840	6,158	6,518
Deferred income taxes	1,351	1,351	—
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock — par value, $0.01 per share; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock — par value, $0.01 per share; 200,000 shares authorized, 58,558, 58,115 and 58,086 shares issued	586	581	581
Additional paid-in capital	87,455	79,069	77,609
Accumulated other comprehensive loss	(817)	(817)	(672)
Deferred compensation	(3,364)	(1,271)	(1,642)
Retained earnings	240,378	224,315	157,361
Treasury stock at cost (3,134, 2,749 and 1,948 shares)	(74,817)	(63,626)	(41,059)

Total stockholders’ equity	249,421	238,251	192,178

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$480,993	$405,819	$348,343

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		26 weeks ended

	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

	(In Thousands, Except Per Share Data)
Net sales	$232,770	$194,852	$444,444	$362,506
Cost of sales (includes certain buying, occupancy and warehousing expenses)	170,743	135,366	322,646	253,913

Gross profit	62,027	59,486	121,798	108,593
Selling, general and administrative expenses	50,607	41,925	97,044	81,030

Income from operations	11,420	17,561	24,754	27,563
Interest income, net	796	201	1,581	460

Income before income taxes	12,216	17,762	26,335	28,023
Income taxes	4,767	6,865	10,272	10,865

Net income and comprehensive income	$7,449	$10,897	$16,063	$17,158

Basic earnings per share	$0.13	$0.20	$0.29	$0.31

Diluted earnings per share	$0.13	$0.19	$0.28	$0.30

Weighted average basic shares	55,408	55,663	55,408	55,742

Weighted average diluted shares	56,367	57,287	56,470	57,494

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended

	July 30,	July 31,
	2005	2004

	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,063	$17,158
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	9,490	7,267
Other	(307)	987
Changes in operating assets and liabilities:
Merchandise inventory	(81,488)	(37,408)
Accounts payable	63,320	28,873
Other assets and liabilities	(6,113)	(7,754)

Net cash from operating activities	965	9,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixtures, equipment and improvements	(31,327)	(26,155)
Purchase of short-term investments	(101,351)	(247,365)
Proceeds from sale of short-term investments	163,544	217,474
Purchase of intangible assets	—	(1,400)

Net cash from investing activities	30,866	(57,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(11,191)	(23,364)
Proceed from exercise of stock options	1,172	742

Net cash from financing activities	(10,019)	(22,622)

Net increase (decrease) in cash and cash equivalents	21,812	(70,945)
Cash and cash equivalents, beginning of year	106,128	138,356

Cash and cash equivalents, end of period	$127,940	$67,411

Supplemental Disclosure of Cash Flow Information:
Tax benefit related to exercise of stock options included in change in other assets and liabilities	$4,346	$11,684

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
      References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories. We design, market and sell our own brand of merchandise principally targeting 11 to 18 year-old young women and men. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18-25. As of July 30, 2005, we operated 634 stores in 47 states, consisting of 628 Aeropostale stores and 6 Jimmy’Z stores and in May 2005 launched our e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).
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
      Our business is highly seasonal, and historically we have realized a significant portion of our sales, net income, and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in the third quarter and the holiday selling season in the fourth quarter. Therefore, our interim period consolidated financial statements will not be indicative of our full-year results of operations, financial condition or cash flows. These financial statements should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended January 29, 2005.
      References to “2005” mean the 52-week period ending January 28, 2006, and references to “2004” mean the 52-week period ended January 29, 2005. References to “the second quarter of 2005” mean the thirteen-week period ended July 30, 2005, and references to “the second quarter of 2004” mean the thirteen-week period ended July 31, 2004.

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

	13 weeks ended		26 weeks ended

	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

	(In Thousands, Except Per Share Data)
Net income:
As reported	$7,449	$10,897	$16,063	$17,158
Add: Restricted stock amortization net of taxes	272	107	476	160
Deduct: Total stock based compensation expense determined under the fair value method, net of taxes	(708)	(379)	(1,308)	(644)

Pro-forma	$7,013	$10,625	$15,231	$16,674

Basic earnings per share:
As reported	$0.13	$0.20	$0.29	$0.31
Pro-forma	$0.13	$0.19	$0.27	$0.30

Diluted earnings per share:
As reported	$0.13	$0.19	$0.28	$0.30
Pro-forma	$0.12	$0.19	$0.27	$0.29

      The weighted average fair value of the Company’s stock options was calculated using the Black-Scholes Option Pricing Model with the following weighted average assumptions used for grants in their respective periods. For periods ended in 2005: no dividend yield; expected volatility of 40%; risk free interest rate of 4.10%; and expected life of 5 years. For periods ended in 2004: no dividend yield; expected volatility of 70%; risk free interest rate of 2.76%; and expected life of 5 years. There were 288,000 options granted during the twenty-six weeks ended July 30, 2005 with a weighted average fair value of $3.9 million. There were 502,000 options granted during the twenty-six weeks ended July 31, 2004 with a weighted average fair value of $7.0 million.
      Certain of our executives and directors have been awarded restricted stock, pursuant to restricted stock agreements. There were 161,000 outstanding shares of restricted stock as of July 30, 2005. The restricted stock awarded to employees vests at the end of three years of continuous service with us. Initial grants of restricted stock awarded to directors vest, pro-rata, over a three-year period, based upon continuous service. Subsequent grants of restricted stock awarded to directors vest, in full, one year after the grant date. Total compensation expense is being amortized over the vesting period. Amortization expense was $0.8 million for the twenty-six weeks ended July 30, 2005 and $0.3 million for the twenty-six weeks July 31, 2004.

3.	Reclassification of Auction Rate Securities
      Auction rate securities, which were previously recorded in cash and cash equivalents in our interim 2004 condensed consolidated financial statements, have been included in short-term investments in the accompanying consolidated financial statements due to their liquidity and pricing reset feature. There was no impact on net income, stockholders’ equity, debt covenants or cash flow from operations as a result of

AÉROPOSTALE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
this reclassification. The condensed consolidated financial statements for the first twenty-six weeks of 2004 have been reclassified as follows:

	As previously
	reported	As reclassified

	(In Thousands)
Cash and cash equivalents	$97,302	$67,411

Short-term investments	$—	$29,891

Cash flows from investing activities	$(27,555)	$(57,446)

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
      In May 2005, the Financial Accounting Standards Board, or “FASB,” issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior period’s financial statements of changes in accounting principle. The statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement shall be effective for accounting changes and correction of errors made in years beginning after December 15, 2005.
      In April 2005, the Securities and Exchange Commission delayed the date of compliance with SFAS No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock Based Compensation, for publicly held companies until the company’s first fiscal year beginning on or after June 15, 2005. Accordingly, we will adopt the provisions of SFAS No. 123(R) at the beginning of our 2006 fiscal year. SFAS No. 123(R) was issued in December 2004, and supersedes APB No. 25, and its related implementation guidance. Under SFAS No. 123(R), all forms of share-based payment to employees, including employee stock options, must be treated as compensation and recognized in the income statement. As discussed in Note 2, we currently account for stock options under APB No. 25 and, accordingly, do not recognize compensation expense in our consolidated financial statements. Also as prescribed by SFAS No. 148, we have disclosed the pro-forma impact of expensing options in Note 2. We expect that the adoption of SFAS No. 123(R) will not have a material impact on our consolidated financial statements or cash flows.

AÉROPOSTALE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Earnings Per Share
      The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended		26 weeks ended

	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

	(In Thousands, Except Per Share Data)
Net income	$7,449	$10,897	$16,063	$17,158

Weighted average basic shares	55,408	55,663	55,408	55,742
Impact of dilutive securities	959	1,624	1,062	1,752

Weighted average diluted shares	56,367	57,287	56,470	57,494

Earnings per basic share	$0.13	$0.20	$0.29	$0.31

Earnings per diluted share	$0.13	$0.19	$0.28	$0.30

      Options to purchase 295,000 shares during the second quarter of 2005, and 234,000 shares during the twenty-six weeks ended July 30, 2005 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

7.	Revolving Credit Facility
      In April 2005, we amended our revolving credit facility (the “credit facility”) with Fleet Retail Finance, Inc. As amended, the credit facility allows us to borrow or obtain letters of credit up to an aggregate of $50 million, with letters of credit having a sub-limit of $15 million. The amount of available credit can be increased to an aggregate of $75 million if we so request. The credit facility matures in April 2010, and our assets collateralize indebtedness under the credit facility. Borrowings under the credit facility bear interest at our option, either at (a) the lender’s prime rate or (b) the Euro Dollar Rate plus 0.75% to 1.25%, dependent upon our financial performance. There are no covenants in the credit facility requiring us to achieve certain earnings levels and there are no capital spending limitations. There are certain negative covenants under the credit facility, including but not limited to, limitations on our ability to incur other indebtedness, encumber our assets, or undergo a change of control. Additionally, we are required to maintain a ratio of 2:1 for the value of our inventory to the amount of the loans under the credit facility. As of July 30, 2005, we were in compliance with all covenants under the credit facility. Events of default under the credit facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, indictment of or institution of any legal process or proceeding under federal, state, municipal or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the lenders under the credit facility will be entitled to take various actions, including the acceleration of amounts due there under and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral. At July 30, 2005, we had no amount outstanding under the credit facility, and no stand-by or commercial letters of credit issued under the credit facility. In addition, we have not had outstanding borrowings under the credit facility since November 2002.

AÉROPOSTALE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Retirement Benefit Plans
      We have a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements. Under the terms of the plan, employees may contribute up to 14% of gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants. We also have the option to make additional contributions. The terms of the plan provide for vesting in our matching contributions to the plan over a five-year service period with 20% vesting after two years and 50% vesting after year three. Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after year five. Contribution expense was $0.3 million for the first twenty-six weeks of 2005, and $0.3 million for the first twenty-six weeks of 2004.
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
      The components of net periodic pension benefit cost are as follows:

	26 weeks ended

	July 30,	July 31,
	2005	2004

	(In Thousands)
Service cost	$210	$139
Interest cost	366	346
Amortization of prior service cost	37	37
Amortization of net loss	275	188
Loss recognized due to settlement	—	1,396

Net periodic pension benefit cost	$888	$2,106

      The loss recognized due to settlement in 2004 resulted from the early retirement of our former President and Chief Operating Officer, and we made a contribution of $2.4 million in August 2004 in connection with this early retirement.
      During 2004, we adopted a long-term incentive deferred compensation plan established for the purpose of providing long-term incentive to a select group of management. The plan is a non-qualified, defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking position that are not participants in the SERP. Annual monetary credits are recorded to each participant’s account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant’s account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participant’s accounts will be fully vested upon retirement after completing five years of service and attaining age 55.
      In 2004, we adopted a postretirement benefit plan for certain officers. At July 30, 2005, we had a liability of $54,000 in connection with this plan.

AÉROPOSTALE, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stock Repurchase Program
      We repurchase our common stock from time to time under a $100.0 million stock repurchase program. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, and requirements going forward. We repurchased 385,000 shares for $11.2 million during the first twenty-six weeks of 2005. Since the inception of the repurchase program, we have repurchased a total of 3.1 million shares of our common stock for total consideration of $74.8 million. At July 30, 2005 we had $25.2 million of repurchase availability remaining.

10.	Commitments and Contingent Liabilities
      We are party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results from operations or cash flows. We have not provided any financial guarantees as of July 30, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
      Aéropostale, Inc. is a mall-based specialty retailer of casual apparel and accessories in the United States. Our target customers are both young women and young men from age 11 to 18, and we provide our customers with a selection of high-quality, active-oriented, fashion basic merchandise at compelling values in a high-energy store environment. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18-25. We opened our first Jimmy’Z stores in July 2005. In addition, we launched our Aeropostale e-commerce business in May 2005. As of July 30, 2005, we operated 634 stores in 47 states, consisting of 628 Aeropostale stores and 6 Jimmy’Z stores, in addition to our e-commerce website, www.aeropostale.com.
      Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” is intended to provide information to help you better understand our financial condition and results of operations. Our business is highly seasonal, and historically we realize a significant portion of our sales, net income, and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in our third quarter and the holiday selling season in our fourth quarter. Therefore, our interim period consolidated financial statements will not be indicative of our full-year results of operations, financial condition or cash flows. We recommend that you read this section along with our condensed consolidated financial statements included in this report and along with our Annual Report on Form 10-K for the year ended January 29, 2005.
Overview
      We achieved net sales of $232.8 million for the second quarter of 2005, a 19.5% increase over the second quarter of 2004. This increase was driven by total square footage growth of 22.4%, and was partially offset by a 2.2% decline in comparable store sales. On a year-to-date basis, we achieved net sales of $444.4 million for the first twenty-six weeks of 2005, or a 22.6% increase over the same period in 2004. This increase was driven by the total square footage growth, in addition to a 0.9% increase in comparable store sales. Gross profit, as a percentage of net sales, decreased by 3.9 percentage points for the second quarter of 2005 and by 2.6 percentage points for the year-to-date period. The decline in gross profit, as a percentage of net sales, was primarily due to decreased merchandise margins driven by significantly higher promotional activity, which was intended to stimulate demand. SG&A, as a percentage of net sales, increased by 0.2 percentage points for the second quarter of 2005, and decreased by 0.6 percentage points for the year-to-date period. A retirement charge of $1.4 million recorded in the first quarter of 2004 represented 0.8 percentage points of the year-to-date decrease. Net income for the second quarter of 2005 declined to $7.5 million, or $0.13 per diluted share, from $10.9 million, or $0.19 per diluted share for the second quarter of last year. Net income for the first twenty-six weeks of 2005 declined to $16.1 million, or $0.28 per diluted share, from $17.2 million, or $0.30 per diluted share, for the first twenty-six weeks of last year.
      As of July 30, 2005, we had working capital of $184.2 million, cash and cash equivalents of $127.9 million, short-term investments of $14.0 million, and no third party debt outstanding. Our merchandise inventories increased by 64% at July 30, 2005, compared to the same period last year, and by 34% on a square foot basis. Cash flows from operating activities were $1.0 million for the first twenty-six weeks of 2005. We operated 634 stores at July 30, 2005, an increase of 22% from the same period last year.

      We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

13 weeks ended	26 weeks ended

July 31,	July 30,	July 31,
July 30, 2005	2004	2005	2004

Net sales (in millions)	$232.8	$194.9	$444.4	$362.5
Total store count at end of period	634	521	634	521
Comparable store sales count at end of period	477	376	477	376
Net sales growth	19.5%	50.0%	22.6%	49.7%
Comparable store sales increase (decrease)	(2.2)%	20.0%	0.9%	19.5%
Net sales per average square foot	$105	$109	$210	$210
Gross profit (in millions)	$62.0	$59.5	$121.8	$108.6
Income from operations (in millions)	$11.4	$17.6	$24.8	$27.6
Diluted earnings per share	$0.1	3	$0.1	9	$0.2	8	$0.3	0
Square footage growth	22%	22%	22%	22%
Increase in total inventory over comparable period	64%	8%	64%	8%
Increase (decrease) in inventory per square foot over comparable period	34%	(12)%	34%	(12)%
Percentages of net sales by category:
Women’s	61%	60%	59%	59%
Men’s	26%	25%	26%	26%
Accessories	13%	15%	15%	15%
      The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		26 weeks ended

	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	26.6%	30.5%	27.4%	30.0%
Selling, general and administrative expenses	21.7%	21.5%	21.8%	22.4%
Income from operations	4.9%	9.0%	5.6%	7.6%
Interest income, net	0.3%	0.1%	0.4%	0.1%
Income before income taxes	5.2%	9.1%	5.9%	7.7%
Income taxes	2.0%	3.5%	2.3%	3.0%
Net income	3.2%	5.6%	3.6%	4.7%
Results of Operations
      Sales — Net sales consist of sales from comparable stores and non-comparable stores. A store is included in comparable store sales after fourteen months of operation. We consider a remodeled or relocated store with more than a 25% change in square feet to be a new store. Prior period sales from stores that have closed are not included in comparable store sales, nor are sales from our arrangements with colleges and universities.
      Net sales for the second quarter of 2005 increased by $37.9 million, or by 19.5%. New store sales drove the net sales increase for the quarter, and were partially offset by a decrease in comparable store sales. Comparable store sales decreased by $3.2 million, or by 2.2% for the second quarter of 2005, versus a comparable store sales increase of 20.0% for the second quarter of 2004. Comparable sales increased in our young men’s category, but decreased in our women’s and accessories categories. The comparable store sales decline reflected a 9.2% decrease in average dollar per unit sold, a 2.5% increase in units per transaction, and a 5.1% increase in the number of sales transactions. Due to lower than expected sales performance during the second quarter of 2005, we increased our promotional cadence in an effort to stimulate customer demand for our merchandise. Non-comparable store sales increased by $34.7 million, or by 21.7%, primarily due to 113 more stores open at the end of the second quarter of 2005 versus the end of the second quarter of 2004.
      Net sales for the first twenty-six weeks of 2005 increased by $81.9 million, or by 22.6%, driven by new store sales. Comparable store sales increased by $3.2 million, or by 0.9% for the year-to-date period, versus a comparable store sales increase of 19.5% for the first twenty-six weeks of 2004. Non-comparable store sales increased by $78.7 million, or by 21.7%, primarily due to the new store openings discussed above.
      Gross profit — Cost of sales includes costs related to: merchandise sold, distribution and warehousing, freight from the distribution center and warehouse to the stores, payroll for our design, buying and merchandising departments, and occupancy costs. Occupancy costs include: rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and all depreciation.
      Gross profit, as a percentage of net sales, decreased by 3.9 percentage points for the second quarter of 2005. This decrease was primarily due to a 3.7 percentage point decrease in merchandise margin, as well as start-up costs associated with our Jimmy’Z stores. The decrease in merchandise margin was driven by significantly higher promotional activity. Gross profit, as a percentage of net sales, decreased by 2.6 percentage points for the first twenty-six weeks of 2005.
      SG&A — SG&A includes costs related to: selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, information technology maintenance costs and expenses, insurance and legal expenses, and store pre-opening and other corporate level expenses. Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.
      SG&A increased by $8.7 million for the second quarter of 2005, or by 0.2 percentage points, as a percentage of net sales. These increases were primarily attributable to a $5.7 million increase in store payroll and $1.1 million in higher transaction costs, driven by new store growth, as well as $1.2 million in higher payroll benefit costs.
      SG&A increased by $16.0 million for the first twenty-six weeks of 2005, and decreased by 0.6 percentage points, as a percentage of sales. SG&A for the first quarter of 2004 included a retirement charge of $1.4 million, which represented 0.8 percentage points of the year-to-date decrease. This increase in absolute dollars was primarily due to a $10.6 million increase in store payroll and $1.9 million in higher transaction costs, driven by the new store growth, as well as $1.9 million in higher payroll benefit costs.
      Interest income and income taxes — Interest income, net of interest expense, increased by $0.6 million for the second quarter of 2005 and by $1.1 million for the first twenty-six weeks of 2005. These increases were driven by an increase of $44.7 million in cash and cash equivalents, together with short-term investments, at the end of the second quarter of 2005. The effective tax rate was estimated at 39.0% for 2005.
      Net income — Net income decreased by $3.4 million, or $0.06 per diluted share, for the second quarter of 2005, and decreased by $1.1 million, or $0.2 per diluted share for the first twenty-six weeks of 2005.
Liquidity and Capital Resources
      Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement and enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations and existing cash and cash equivalents. In addition, we have recently amended our revolving credit facility (the “credit facility”), and have expanded our borrowing availability to provide for a $50 million base borrowing availability with $25 million of additional borrowing availability (see note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further description). We have not had outstanding borrowings under the credit facility since November 2002. At July 30, 2005, we had working capital of $184.2 million, cash and cash equivalents of $127.9 million, short-term investments of $14.0, and no third party debt outstanding.
      The following table sets forth our cash flows for the period indicated:

	26 weeks ended

	July 30,	July 31,
	2005	2004

	(In Thousands)
Net cash from operating activities	$965	$9,123
Net cash from investing activities	30,866	(57,446)
Net cash from financing activities	(10,019)	(22,622)

Net increase (decrease) in cash and cash equivalents	$21,812	$(70,945)

      Operating activities — Cash flows from operating activities, our primary form of liquidity on a full-year basis, decreased by $8.1 million for the twenty-six weeks of 2005, as compared to the same period in 2004. On a period-over-period basis, cash used for merchandise inventories, net of accounts payable, increased by $9.6 million. Merchandise inventories increased by 64% as of July 30, 2005, as compared to the same period last year. On a square foot basis, merchandise inventories increased by 34% as of July 30, 2005, as compared to the same period in 2004. Merchandise inventories decreased, however, by 12% per square foot as of July 31, 2004, as compared to the same period in 2003.
      We increased our inventory levels at July 30, 2005 in an effort to better capitalize upon sales opportunities identified during the prior back to school season. However, sales did not meet expectations and we anticipate utilizing increased promotional activities throughout 2005 in an effort to increase customer demand for our products, and thereby reduce our inventory levels. We expect that this strategy will have an unfavorable impact on our gross margin through the remainder of 2005.
      The timing of certain tax payments offset the $7.3 million decrease in cash provided from the tax benefit related to exercise of stock options. Due to the seasonality of our business, we have historically generated a significant portion of our cash flows from operating activities in the second half of the year, and we expect this trend to continue for the balance of this year.
      Capital requirements — Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores, and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. Capital expenditures for the full year of 2005 are expected to approximate $50 million. We opened 72 new Aeropostale stores during the first twenty-six weeks of 2005, and we plan to open approximately 28 more during the balance of 2005. We also opened our first 6 Jimmy’Z stores in July 2005, and we plan to open 8 more during the balance of 2005. In addition, we plan to remodel certain existing stores and continue to improve and enhance our information technology systems.
      We had $14.0 million in short-term investments at July 30, 2005, consisting of auction rate debt and preferred stock securities. Auction rate securities are term securities that earn income at a rate that is periodically reset, typically within 35 days, to reflect current market conditions through an auction process.

These securities have long-term contractual maturities and are classified as “available-for-sale” securities in the current asset section of our condensed consolidated balance sheet as of July 30, 2005.
      Financing activities and capital resources — We repurchase our common stock from time to time under a $100.0 million stock repurchase program. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, and requirements going forward. We repurchased 385,000 shares for $11.2 million during the first twenty-six weeks of 2005, versus 1,003,000 shares repurchased for $23.4 million during the same period in 2004. Since the inception of the repurchase program, we have repurchased a total of 3.1 million shares of our common stock for total consideration of $74.8 million. At July 30, 2005, we had $25.2 million of repurchase availability remaining.
      In April 2005, we amended our revolving credit facility to allow us to borrow or obtain letters of credit up to at least an aggregate of $50 million (see note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion). At July 30, 2005, we had no amount outstanding under the credit facility, and no stand-by or commercial letters of credit issued under the credit facility. As of July 30, 2005, we were in compliance with all covenants under the credit facility. In addition, we have not had outstanding borrowings under the credit facility since November 2002.

Contractual Obligations
      The following table summarizes our contractual obligations as of July 30, 2005:

		Payments Due

		Balance of	In 2006	In 2008
	Total	2005	and 2007	and 2009	After 2009

	(In thousands)
Contractual Obligations
Employment agreements	$4,409	$1,205	$3,204	$—	$—
Event sponsorship agreement	1,810	—	1,810	—	—
Operating leases	469,422	30,293	118,892	117,273	202,964

Total contractual obligations	$475,641	$31,498	$123,906	$117,273	$202,964

      Annual computed bonuses in excess of capped amounts for certain members of our senior management are carried forward to the following year. As of July 30, 2005, $3.3 million was available for carry forward and is not included in the above table. The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 17% of minimum lease obligations in 2004, or variable costs such as maintenance, insurance and taxes, which represented approximately 53% of minimum lease obligations in 2004. Our open purchase orders are cancelable without penalty and are therefore not included in the above table. We have not provided any financial guarantees as of July 30, 2005.

Off-Balance Sheet Arrangements
      We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of July 30, 2005, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.
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
      At July 30, 2005, we had no borrowings outstanding under our credit facility and we have not had any borrowings outstanding under our credit facility since November 2002. To the extent that we may borrow pursuant to our credit facility in the future, we may be exposed to market risk related to interest rate fluctuations. Additionally, we have not entered into financial instruments for hedging purposes.

Item 4.	Controls and Procedures
      (a) Evaluation of Disclosure Controls and Procedures: Pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our 2005 second quarter, ended July 30, 2005, our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors and therefore there can be no assurance that any design of system controls will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
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
      In 2004, we sourced 35% of our merchandise from our top three vendors; one company supplied 15% of our merchandise, and two others each supplied 10% of our merchandise. In addition, approximately 68%

of our merchandise was directly sourced from our top ten vendors, and one company acted as our agent with respect to the sourcing of 21% of our merchandise. Our relationships with our vendors generally are not on a contractual basis and do not provide assurances on a long-term basis as to adequate supply, quality or acceptable pricing. Most of our vendors could discontinue selling to us at any time. If one or more of our significant vendors were to sever their relationship with us, we could be unable to obtain replacement products in a timely manner, which could cause our sales to decrease.

Failure of a new business concept could have a material adverse effect on our results of operations and our business
      We expect that the introduction of new brand concepts and other business opportunities will play an important role in our growth strategy. In particular, we have and will continue to open our Jimmy’Z brand stores during 2005 and beyond. The operation of the Jimmy’Z stores and the sale of Aéropostale, and potentially Jimmy’Z, merchandise over the Internet through our e-commerce business, are subject to numerous risks, including unanticipated operating problems; lack of prior experience; lack of customer acceptance; new vendor relationships; competition from existing and new retailers; and diversion of management’s attention from the Company’s core Aéropostale business. The Jimmy’Z concept involves, among other things, implementation of a retail apparel concept which is subject to many of the same risks as Aéropostale, as well as additional risks inherent with a more fashion driven concept, including risks of difficulty in merchandising, uncertainty of customer acceptance, fluctuations in fashion trends and customer tastes, as well as the attendant mark-down risks. Risks inherent in any new concept are particularly acute with respect to Jimmy’Z because this is the first significant new venture by us, and the nature of the Jimmy’Z business differs in certain respects from that of our core Aéropostale business. There can be no assurance that the Jimmy’Z stores or our e-commerce business will achieve sales and profitability levels justifying our investments in these businesses. If those sales levels are not achieved we may be forced to impair the carrying value of our investments, which may have a material adverse effect on our results of operations.

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
      Our growth will largely depend on our ability to open and operate new stores successfully. We opened 103 stores in 2004, 95 stores in 2003 and 93 stores in 2002. Additionally, we plan to open approximately 100 new Aéropostale stores and approximately 14 Jimmy’Z stores during 2005. We expect to continue to open a significant number of new stores in future years while also remodeling a portion of our existing store base. Our planned expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores. In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in previously existing stores in those same markets.

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
      We believe that our key trademarks AÉROPOSTALE®, JIMMY’Z and, to a lesser extent, AERO® and the Woody Car Design are integral to our logo-driven design strategy. We have obtained a federal registration of the AÉROPOSTALE® and JIMMY’Z trademarks and the Woody Car Design in the

United States and, with regard to the AÉROPOSTALE® trademark, have applied for or obtained registrations in most foreign countries in which our vendors are located. We use the AERO mark in many constantly changing designs and logos even though we have not applied to register every variation or combination thereof for adult clothing. We have also expanded the scope of our filings in the United States Patent and Trademark Office for a greater number of apparel and accessory categories. There can be no assurance that the registrations we own and have obtained will prevent the imitation of our products or infringement of our intellectual property rights by others. If any third party imitates our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected. Because we have not registered the AERO mark in all forms and categories and have not registered the “AÉROPOSTALE”, “JIMMY’Z” and Woody Car Design marks in all categories or in all foreign countries in which we now or may in the future source or offer our merchandise, international expansion and our merchandising of non-apparel products using these marks could be limited.
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
      Our Board of Directors has authorized a share repurchase program of our outstanding common stock in the amount of $100.0 million. Our purchases of treasury stock for the second quarter ended July 30, 2005 pursuant to the share repurchase program, and remaining repurchase availability at that date, were as follows:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares
	Number of		as Part of	that May Yet Be
	Shares (or	Average	Publicly	Purchased Under
	Units)	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs

(In Thousands)
May 2005	125,000	$26.96	125,000	$26,198
June 2005	35,000	$28.89	35,000	$25,187
July 2005	—	—	—	—

Total	160,000	$27.38	160,000	$25,187

Item 3.	Defaults Upon Senior Securities
      Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
      (a) In accordance with the Company’s notice and proxy statement dated May 6, 2005, the Company held its Annual Meeting of Stockholders on June 15, 2005. Holders of 50,309,798 shares of the Company’s common stock were present in person or by proxy representing approximately 91% of the Company’s 55,422,460 shares outstanding on the record date. The matters set forth in the paragraphs below were submitted to a vote of the Company’s stockholders.
      (b) The following persons were elected as members of the Board of Directors to serve a term of one year and until their successors shall have been duly elected and qualified:

Name of Nominee	Votes For	Votes Withheld

Julian R. Geiger	49,026,379	1,358,435
Bodil Arlander	50,219,816	164,998
Ronald R. Beegle	50,217,307	167,507
Mary Elizabeth Burton	47,645,195	2,739,619
Robert B. Chavez	27,847,461	22,537,353
David H. Edwab	50,205,364	179,450
John D. Howard	50,220,114	164,700
David B. Vermylen	48,357,136	2,027,678

      (c) The proposal to ratify Deloitte & Touche LLP as the company’s independent registered public accounting firm for 2005, which was approved and recommended by the Company’s Audit Committee of the Board of Directors, was approved by a majority of the shares voted as follows:

Votes For	Votes Against	Abstentions

49,531,220	785,661	67,933

Item 5.	Other Information
      Not applicable.

Item 6.	Exhibits

31.1	Certification by Julian R. Geiger, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Michael J. Cunningham, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Dated: September 6, 2005