Form 10-Q
period 2005-10-29
AEROPOSTALE INC
filed 2005-12-01
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2005
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

The Registrant had 54,355,588 shares of common stock outstanding as of November 19, 2005.

AÉROPOSTALE, INC.

PART I

FINANCIAL INFORMATION
Item 1.  Financial Statements
AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 29,	January 29,	October 30,
	2005	2005	2004
	(In Thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$114,317	$106,128	$65,620
Short-term investments	20,062	76,224	55,040
Merchandise inventory	159,873	81,238	114,515
Tenant allowances receivable	10,712	4,809	11,411
Miscellaneous receivables	5,258	923	868
Prepaid expenses and other current assets	12,460	10,165	9,529

Total current assets	322,682	279,487	256,983
Fixtures, equipment and improvements, net	162,325	122,651	121,845
Intangible assets	2,529	2,529	1,400
Other assets	1,937	1,152	2,127

TOTAL ASSETS	$489,473	$405,819	$382,355

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$95,064	$44,858	$69,075
Accrued compensation	7,818	14,580	12,303
Income taxes payable	8,085	6,322	1,752
Accrued expenses	33,874	31,234	25,782

Total current liabilities	144,841	96,994	108,912
Deferred rent and tenant allowances	81,409	63,065	59,579
Retirement benefit plan liability	7,347	6,158	4,425
Deferred income taxes	4,321	1,351	—
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock — par value, $0.01 per share; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock — par value, $0.01 per share; 200,000 shares authorized, 58,558, 58,115 and 58,168 shares issued	586	581	582
Additional paid-in capital	87,567	79,069	78,709
Accumulated other comprehensive loss	(817)	(817)	(672)
Deferred compensation	(2,968)	(1,271)	(1,441)
Retained earnings	266,463	224,315	189,047
Treasury stock at cost (4,203, 2,749 and 2,499 shares)	(99,276)	(63,626)	(56,789)

Total stockholders’ equity	251,555	238,251	209,439

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$489,473	$405,819	$382,355

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		39 weeks ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
	(In Thousands, Except Per Share Data)

Net sales	$324,657	$274,616	$769,101	$637,122
Cost of sales (includes certain buying, occupancy and warehousing expenses)	229,938	176,415	552,584	430,328

Gross profit	94,719	98,201	216,517	206,794
Selling, general and administrative expenses	52,411	46,775	149,455	127,805

Income from operations	42,308	51,426	67,062	78,989
Interest income, net	781	336	2,362	796

Income before income taxes	43,089	51,762	69,424	79,785
Income taxes	17,004	20,076	27,276	30,941

Net income and comprehensive income	$26,085	$31,686	$42,148	$48,844

Basic earnings per share	$0.48	$0.57	$0.76	$0.88

Diluted earnings per share	$0.47	$0.55	$0.75	$0.85

Weighted average basic shares	54,913	55,894	55,243	55,792

Weighted average diluted shares	55,711	57,210	56,217	57,399

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
	October 29,	October 30,
	2005	2004
	(In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,148	$48,844
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	15,046	11,407
Other	3,446	(2,049)
Changes in operating assets and liabilities:
Merchandise inventory	(78,635)	(52,708)
Accounts payable	50,206	38,598
Other assets and liabilities	3,070	18,412

Net cash from operating activities	35,281	62,504

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixtures, equipment and improvements	(48,783)	(40,674)
Purchase of short-term investments	(166,376)	(322,623)
Proceeds from sale of short-term investments	222,538	267,583
Purchase of intangible assets	—	(1,400)

Net cash from investing activities	7,379	(97,114)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(35,650)	(39,091)
Proceed from exercise of stock options	1,179	965

Net cash from financing activities	(34,471)	(38,126)

Net increase (decrease) in cash and cash equivalents	8,189	(72,736)
Cash and cash equivalents, beginning of year	106,128	138,356

Cash and cash equivalents, end of period	$114,317	$65,620

Supplemental Disclosure of Cash Flow Information:
Tax benefit related to exercise of stock options included in change in other assets and liabilities	$4,346	$12,597

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories. We design, market and sell our own brand of merchandise principally targeting 11 to 18 year-old young women and men. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18-25. As of October 29, 2005, we operated 668 stores in 47 states, consisting of 655 Aeropostale stores and 13 Jimmy’Z stores, and in May 2005 we launched our Aeropostale e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).

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

References to “2005” mean the 52-week period ending January 28, 2006, and references to “2004” mean the 52-week period ended January 29, 2005. References to “the third quarter of 2005” mean the thirteen-week period ended October 29, 2005, and references to “the third quarter of 2004” mean the thirteen-week period ended October 30, 2004.

2.	Stock Based Compensation

We periodically grant stock options to our employees and directors, and we account for these stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or “APB No. 25”. We have also adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, or “SFAS No. 148”. In accordance with the provisions of SFAS No. 148 and APB No. 25, since all options were issued at market value, we have not recognized compensation expense related to stock options in our consolidated financial statements. If we would have elected to recognize compensation expense

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on the fair value of options at grant date, as prescribed by SFAS No. 148, our net income and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

	13 weeks ended		39 weeks ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
	(In Thousands, Except Per Share Data)

Net income:
As reported	$26,085	$31,686	$42,148	$48,844
Add: Restricted stock amortization net of taxes	306	101	782	261
Deduct: Total stock based compensation expense determined under the fair value method, net of taxes	(746)	(380)	(2,054)	(1,024)

Pro-forma	$25,645	$31,407	$40,876	$48,081

Basic earnings per share:
As reported	$0.48	$0.57	$0.76	$0.88

Pro-forma	$0.47	$0.56	$0.74	$0.86

Diluted earnings per share:
As reported	$0.47	$0.55	$0.75	$0.85

Pro-forma	$0.46	$0.55	$0.73	$0.84

The weighted average fair value of stock options was calculated using the Black-Scholes Option Pricing Model with the following weighted average assumptions used for grants in their respective periods. For periods ended in 2005: no dividend yield; expected volatility of 40%; risk free interest rate of 4.10%; and expected life of 5 years. For periods ended in 2004: no dividend yield; expected volatility of 69%; risk free interest rate of 2.79%; and expected life of 5 years. There were 6,000 options granted during the third quarter of 2005, with a weighted average fair value of $0.1 million, and 294,000 options granted during the thirty-nine weeks ended October 29, 2005 with a weighted average fair value of $4.0 million. There were 19,000 options granted during the third quarter of 2004, with a weighted average fair value of $0.3 million, and 521,000 options granted during the thirty-nine weeks ended October 30, 2004 with a weighted average fair value of $7.4 million.

Certain of our employees and all of our directors have been awarded restricted stock, pursuant to restricted stock agreements. There were 165,000 outstanding shares of restricted stock as of October 29, 2005. The restricted stock awarded to employees vests at the end of three years of continuous service with us. Initial grants of restricted stock awarded to directors vest, pro-rata, over a three-year period, based upon continuous service. Subsequent grants of restricted stock awarded to directors vest in full one year after the grant date. Total compensation expense is being amortized over the vesting period. Amortization expense was $0.5 million for the third quarter of 2005 and $1.3 million for the thirty-nine weeks ended October 29, 2005. Amortization expense was $0.1 million for the third quarter of 2004 and $0.4 million for the thirty-nine weeks ended October 30, 2004.

3.	Reclassification of Auction Rate Securities

Auction rate securities, which were previously recorded in cash and cash equivalents in our interim 2004 condensed consolidated financial statements, have been included in short-term investments in the

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying consolidated financial statements due to their liquidity and pricing reset feature. There was no impact on net income, stockholders’ equity, debt covenants or cash flow from operations as a result of this reclassification. The condensed consolidated financial statements for the first thirty-nine weeks of 2004 have been reclassified as follows:

	As Previously	As
	Reported	Reclassified
	(In Thousands)

Cash and cash equivalents	$120,660	$65,620

Short-term investments	$—	$55,040

Cash flows from investing activities	$(42,074)	$(97,114)

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

Selling, general and administrative expenses, or “SG&A”, include costs related to: selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, maintenance costs and expenses, insurance and legal expenses, and store pre-opening and other corporate level expenses. Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.

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

In April 2005, the Securities and Exchange Commission delayed the date of compliance with SFAS No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock Based Compensation, for publicly held companies until the company’s first fiscal year beginning on or after June 15, 2005. Accordingly, we will adopt the provisions of SFAS No. 123(R) at the beginning of our 2006 fiscal year. SFAS No. 123(R) was issued in December 2004, and supersedes APB No. 25, and its related implementation guidance. Under SFAS No. 123(R), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement. As discussed in Note 2, we currently account for stock options under APB No. 25 and, accordingly, do not recognize compensation expense in our consolidated financial statements. Also as prescribed by SFAS No. 148, we have disclosed the pro-forma impact of expensing options in Note 2. We expect that the adoption of SFAS No. 123(R) will not have a material impact on our consolidated financial statements or cash flows.

In March 2005, the FASB issued Statement of Financial Accounting Standards Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, or “FIN 47.” FIN 47 provides clarification

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regarding the meaning of the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. FIN 47 is effective for fiscal years beginning after December 15, 2005. We expect that the adoption of FIN 47 will not have a material impact on our consolidated financial statements or cash flows.

6.	Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended		39 weeks ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
	(In Thousands, Except Per Share Data)

Net income	$26,085	$31,686	$42,148	$48,844

Weighted average basic shares	54,913	55,894	55,243	55,792
Impact of dilutive securities	798	1,316	974	1,607

Weighted average diluted shares	55,711	57,210	56,217	57,399

Earnings per basic share	$0.48	$0.57	$0.76	$0.88

Earnings per diluted share	$0.47	$0.55	$0.75	$0.85

Options to purchase 765,000 shares during the third quarter of 2005, and 411,000 shares during the thirty-nine weeks ended October 29, 2005 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

7.	Revolving Credit Facility

In April 2005, we amended our revolving credit facility (the “credit facility”) with Bank of America, N.A., formerly Fleet Retail Finance, Inc. As amended, the credit facility allows us to borrow or obtain letters of credit up to an aggregate of $50.0 million, with letters of credit having a sub-limit of $15.0 million. The amount of available credit can be increased to an aggregate of $75.0 million if we so request. The credit facility matures in April 2010, and our assets collateralize indebtedness under the credit facility. Borrowings under the credit facility bear interest at our option, either at (a) the lender’s prime rate or (b) the Euro Dollar Rate plus 0.75% to 1.25%, dependent upon our financial performance. There are no covenants in the credit facility requiring us to achieve certain earnings levels and there are no capital spending limitations. There are certain negative covenants under the credit facility, including but not limited to, limitations on our ability to incur other indebtedness, encumber our assets, or undergo a change of control. Additionally, we are required to maintain a ratio of 2:1 for the value of our inventory to the amount of the loans under the credit facility. As of October 29, 2005, we were in compliance with all covenants under the credit facility. Events of default under the credit facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, indictment of or institution of any legal process or proceeding under federal, state, municipal or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the lenders under the credit facility will be entitled to take various actions, including the acceleration of amounts due there under and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral. At October 29, 2005, we had no amount outstanding under the credit facility, and no stand-by or commercial letters of credit issued under the credit facility. In addition, we have not had outstanding borrowings under the credit facility since November 2002.

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Retirement Benefit Plans

We have a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements. Under the terms of the plan, employees may contribute up to 14% of gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants. We also have the option to make additional contributions. Matching contributions vest over a five-year service period with 20% vesting after two years and 50% vesting after year three. Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after year five. Contribution expense was $0.1 million for the third quarter of 2005 and $0.4 million for the first thirty-nine weeks of 2005. Contribution expense was $0.2 million for the third quarter of 2004 and $0.5 million for the first thirty-nine weeks of 2004.

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

The components of net periodic pension benefit cost are as follows:

	13 weeks ended		39 weeks ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
	(In Thousands)

Service cost	$106	$70	$316	$209
Interest cost	183	140	549	486
Amortization of prior service cost	19	19	56	56
Amortization of net loss	138	66	413	254
Loss recognized due to settlement	—	—	—	1,396

Net periodic pension benefit cost	$446	$295	$1,334	$2,401

The loss recognized due to settlement in 2004 resulted from the early retirement of our former President and Chief Operating Officer, and we made a contribution of $2.4 million in August 2004 in connection with this early retirement.

During 2004, we adopted a long-term incentive deferred compensation plan for the purpose of providing long-term incentive to a select group of management. The plan is a non-qualified, defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking position that are not participants in the SERP. Annual monetary credits are recorded to each participant’s account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant’s account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participant’s accounts will be fully vested upon retirement after completing five years of service and attaining age 55.

In 2004, we adopted a postretirement benefit plan for certain officers. At October 29, 2005, we had a liability of $70,000 in connection with this plan.

9.	Stock Repurchase Program

We repurchase our common stock from time to time under a stock repurchase program. In November 2005, our Board of Directors approved an additional $50.0 million of repurchase availability, thereby increasing the total amount of repurchase availability under this program to $150.0 million. The repurchase

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, and liquidity and capital resource requirements going forward. We repurchased 1,454,000 shares for $35.6 million during the first thirty-nine weeks of 2005. Since the inception of the repurchase program, we have repurchased a total of 4.2 million shares of our common stock for total consideration of $99.3 million. At October 29, 2005 we would have had $50.7 million of repurchase availability remaining, after including the additional $50 million of availability approved in November 2005.

10.	Commitments and Contingent Liabilities

We are party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results from operations or cash flows. We have not provided any financial guarantees as of October 29, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Aéropostale, Inc. is a mall-based specialty retailer of casual apparel and accessories in the United States. Our target customers are both young women and young men from age 11 to 18, and we provide our customers with a selection of high-quality, active-oriented, fashion basic merchandise at compelling values in a high-energy store environment. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18-25. We opened our first Jimmy’Z stores in July 2005. In addition, we launched our Aeropostale e-commerce business in May 2005. As of October 29, 2005, we operated 668 stores in 47 states, consisting of 655 Aeropostale stores and 13 Jimmy’Z stores, in addition to our e-commerce website, www.aeropostale.com.

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

Overview

We achieved net sales of $324.7 million for the third quarter of 2005, an 18.2% increase over the third quarter of 2004. This increase was driven by total square footage growth of 20%, and was partially offset by a 1.5% decline in comparable store sales. On a year-to-date basis, we achieved net sales of $769.1 million for the first thirty-nine weeks of 2005, or a 20.7% increase over the same period in 2004. This increase was driven by total square footage growth of 20%. On a year-to-date basis comparable store sales decreased 0.1%. Gross profit, as a percentage of net sales, decreased by 6.6 percentage points for the third quarter of 2005 and by 4.3 percentage points for the year-to-date period. The decline in gross profit, as a percentage of net sales, was primarily due to decreased merchandise margins driven by significantly higher promotional activity, which was intended to stimulate demand for our merchandise offerings. SG&A, as a percentage of net sales, decreased by 0.9 percentage points for the third quarter of 2005, and decreased by 0.7 percentage points for the year-to-date period. A decrease in incentive compensation and a retirement plan charge recorded in 2004 drove these reductions. Net income for the third quarter of 2005 declined to $26.1 million, or $0.47 per diluted share, from $31.7 million, or $0.55 per diluted share for the third quarter of last year. Net income for the first thirty-nine weeks of 2005 declined to $42.1 million, or $0.75 per diluted share, from $48.8 million, or $0.85 per diluted share, for the first thirty-nine weeks of last year.

As of October 29, 2005, we had working capital of $177.8 million, cash and cash equivalents of $114.3 million, short-term investments of $20.1 million, and no third party debt outstanding. Our merchandise inventories increased by 40% at October 29, 2005, compared to the same period last year, and by 17% on a square foot basis. Cash flows from operating activities were $35.3 million for the first thirty-nine weeks of 2005. We operated 668 stores at October 29, 2005, an increase of 19% from the same period last year.

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 weeks ended		39 weeks ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Net sales (in millions)	$324.7	$274.6	$769.1	$637.1
Total store count at end of period	668	560	668	560
Comparable store sales count at end of period	508	413	508	413
Net sales growth	18.2%	24.8%	20.7%	37.8%
Comparable store sales (decrease) increase	(1.5)%	5.4%	(0.1)%	12.8%
Net sales per average square foot	$140	$144	$351	$356
Gross profit (in millions)	$94.7	$98.2	$216.5	$206.8
Income from operations (in millions)	$42.3	$51.4	$67.1	$79.0
Diluted earnings per share	$0.47	$0.55	$0.75	$0.85
Square footage growth	20%	22%	20%	22%
Increase in total inventory over comparable period	40%	1%	40%	1%
Increase (decrease) in inventory per square foot over comparable period	17%	(17)%	17%	(17)%
Percentages of net sales by category:
Women’s	66%	65%	62%	62%
Men’s	23%	23%	25%	25%
Accessories	11%	12%	13%	13%

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		39 weeks ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	29.2%	35.8	28.2%	32.5
Selling, general and administrative expenses	16.1%	17.0	19.4%	20.1
Income from operations	13.1%	18.8	8.8%	12.4
Interest income, net	0.1%	0.1	0.2%	0.1
Income before income taxes	13.2%	18.9	9.0%	12.5
Income taxes	5.2%	7.4	3.5%	4.8
Net income	8.0%	11.5	5.5%	7.7

Results of Operations

Sales — Net sales consist of sales from comparable stores and non-comparable stores. A store is included in comparable store sales after fourteen months of operation. We consider a remodeled or relocated store with more than a 25% change in square feet to be a new store. Prior period sales from stores that have closed are not included in comparable store sales, nor are sales from our temporary arrangements with colleges and universities.

Net sales for the third quarter of 2005 increased by $50.1 million, or by 18.2% versus the same period last year. New store sales drove the net sales increase for the quarter, and were partially offset by a decrease in comparable store sales. Comparable store sales decreased by $3.8 million, or by 1.5% for the third quarter of 2005, versus a comparable store sales increase of 5.4% for the third quarter of 2004. Comparable sales increased in our young men’s category, but decreased in our women’s and accessories categories. The comparable store sales decline reflected an 11.1% decrease in average dollar per unit sold, a 1.5% increase in units per transaction, and a 9.2% increase in the number of sales transactions. Due to lower than expected sales performance during the third quarter of 2005, we increased our promotional cadence in an effort to stimulate customer demand for our merchandise offerings. Non-comparable store sales increased by $46.3 million, or by 19.7%, primarily due to 108 more stores open at the end of the third quarter of 2005 versus the end of the third quarter of 2004.

Net sales for the first thirty-nine weeks of 2005 increased by $132.0 million, or by 20.7% versus the same period last year, driven by new store sales. Comparable store sales decreased by $0.7 million, or by 0.1% for the year-to-date period, versus a comparable store sales increase of 12.8% for the first thirty-nine weeks of 2004. Non-comparable store sales increased by $132.7 million, or by 20.8%, primarily due to the new store openings discussed above.

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

Gross profit, as a percentage of net sales, decreased by 6.6 percentage points for the third quarter of 2005 versus the same period last year. This decrease was primarily due to a 5.2 percentage point decrease in merchandise margin. The decrease in merchandise margin was driven by significantly higher promotional activity. Gross profit, as a percentage of net sales, decreased by 4.3 percentage points for the first thirty-nine weeks of 2005 versus the same period last year, driven by decreased merchandise margin.

SG&A — SG&A includes costs related to: selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, maintenance costs and expenses, insurance and legal expenses, and store pre-opening and other corporate level expenses. Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.

SG&A increased by $5.6 million, and decreased by 0.9 percentage points, as a percentage of net sales for the third quarter of 2005 versus the same period last year. The decrease, as a percentage of sales, was primarily due to the reversal of $2.4 million of previously accrued incentive compensation in the third quarter of 2005, since certain performance thresholds were not expected to be achieved, compared to incentive compensation expense of $2.6 million in the third quarter of 2004.

SG&A increased by $21.7 million, and decreased by 0.7 percentage points, as a percentage of sales for the first thirty-nine weeks of 2005 versus the same period last year. The decrease in year-to-date SG&A, as a percentage of sales, reflects the decrease in incentive compensation, as well as a retirement plan charge of $1.4 million recorded in 2004, which did not reoccur in 2005.

Interest income and income taxes — Interest income, net of interest expense, increased by $0.4 million for the third quarter of 2005 and by $1.6 million for the first thirty-nine weeks of 2005 versus the same periods last year. These increases were driven primarily by higher interest rates this year.

The effective tax rate was 39.5% for the third quarter of 2005 and 39.2% for the first thirty-nine weeks of 2005, compared with 38.8% for the same periods last year.

Net income — Net income was $26.1 million, or $0.47 per diluted share, for the third quarter of 2005, or a decrease of $5.6 million, or $0.08 per diluted share, versus the same period last year. Net income was $42.1 million, or $0.75 per diluted share, for the first thirty-nine weeks of 2005, or a decreased of $6.7 million, or $0.10 per diluted share, versus the same periods last year.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement and enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations and existing cash and cash equivalents. In addition, we have recently amended our revolving credit facility (the “credit facility”), and have expanded our borrowing availability to provide for a $50.0 million base borrowing availability with $25.0 million of additional borrowing availability (see note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further description). We have not had outstanding borrowings under the credit facility since November 2002. At October 29, 2005, we had working capital of $177.8 million, cash and cash equivalents of $114.3 million, short-term investments of $20.1 million, and no third party debt outstanding.

The following table sets forth our cash flows for the period indicated:

	39 weeks ended
	October 29,	October 30,
	2005	2004
	(In Thousands)

Net cash from operating activities	$35,281	$62,504
Net cash from investing activities	7,379	(97,114)
Net cash from financing activities	(34,471)	(38,126)

Net increase (decrease) in cash and cash equivalents	$8,189	$(72,736)

Operating activities — Cash flows from operating activities, our primary form of liquidity on a full-year basis, decreased by $27.2 million for the thirty-nine weeks of 2005, as compared to the same period in 2004. On a period-over-period basis, cash used for merchandise inventories, net of accounts payable, increased by $14.3 million, and the tax benefit related to exercise of stock options decreased by $8.3 million. Miscellaneous receivables increased by $4.4 million at October 29, 2005, compared to October 30, 2004.

Merchandise inventories increased by 40% as of October 29, 2005, as compared to the same period last year. On a square foot basis, merchandise inventories increased by 17% as of October 29, 2005, as compared to the same period in 2004, and decreased, by 17% per square foot as of October 30, 2004, as compared to the same period in 2003. We increased our inventory levels during 2005 in an effort to better capitalize upon perceived sales opportunities. However, sales fell significantly below our expectations. We anticipate that we will continue to utilize increased promotional activities throughout 2005 in an effort to increase customer demand for our merchandise offerings, and thereby reduce our inventory levels. We expect that this strategy will have an unfavorable impact on our gross margin through the remainder of 2005 and possibly into the first quarter of 2006, depending on the level of sales activity in the fourth quarter of 2005.

Due to the seasonality of our business, we have historically generated a significant portion of our cash flows from operating activities in the second half of the year, and we expect this trend to continue through the balance of this year.

Capital requirements — Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores, and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We opened 101 new Aeropostale stores during the first thirty-nine weeks of 2005, and have opened 4 more during November 2005. We also opened our first 13 Jimmy’Z stores, and have opened one more in November 2005. Capital expenditures for the full year of 2005 are expected to approximate $54 million to open the new stores discussed above, to remodel certain existing stores, and to improve and enhance our information technology systems. We plan to open approximately 65 new Aeropostale stores and approximately 5 new Jimmy’Z stores in 2006.

We had $20.1 million in short-term investments at October 29, 2005, consisting of auction rate debt and preferred stock securities. Auction rate securities are term securities that earn income at a rate that is periodically reset, typically within 35 days, to reflect current market conditions through an auction process. These securities have long-term contractual maturities and are classified as “available-for-sale” securities in the current asset section of our condensed consolidated balance sheet as of October 29, 2005. These securities were previously recorded in cash and cash equivalents in our interim 2004 condensed consolidated financial statements, and have been reclassified accordingly in the accompanying consolidated financial statements. There was no impact on net income, stockholders’ equity, debt covenants or cash flow from operations as a result of this reclassification.

Financing activities and capital resources — We repurchase our common stock from time to time under a stock repurchase program. In November 2005, our Board of Directors approved an additional $50.0 million repurchase availability, thereby increasing the total amount of repurchase availability under this program to $150.0 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, and liquidity and capital resource requirements going forward. We repurchased 1,454,000 shares for $35.6 million during the first thirty-nine weeks of 2005, versus 1,554,000 shares for $39.1 million during the same period last year. Since the inception of the repurchase program, we have repurchased a total of 4.2 million shares of our common stock for total consideration of $99.3 million. At October 29, 2005 we would have had $50.7 million of repurchase availability remaining, after including the additional $50 million of availability approved in November 2005.

In April 2005, we amended our revolving credit facility to allow us to borrow or obtain letters of credit up to at least an aggregate of $50 million (see note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion). At October 29, 2005, we had no amounts outstanding under the credit facility, and no stand-by or commercial letters of credit issued under the credit facility. As of October 29, 2005, we were in compliance with all covenants under the credit facility. In addition, we have not had outstanding borrowings under the credit facility since November 2002.

Contractual Obligations

The following table summarizes our contractual obligations as of October 29, 2005:

		Payments Due
		Balance of	In 2006	In 2008	After
	Total	2005	and 2007	and 2009	2009
	(In Thousands)

Contractual Obligations
Employment agreements	$3,807	$603	$3,204	$—	$—
Event sponsorship agreement	1,810	—	1,810	—	—
Operating leases	482,139	15,855	124,440	122,797	219,047

Total contractual obligations	$487,756	$16,458	$129,454	$122,797	$219,047

Annual computed bonuses in excess of capped amounts for certain members of our senior management are carried forward to the following year. As of October 29, 2005, $3.3 million was available for carry forward, and is payable dependant on the achievement of certain financial performance criteria. This carry forward amount was not accrued at October 29, 2005, and is not included in the above table, since we did not expect the payment criteria to be achieved. The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 17% of minimum lease obligations in 2004, or variable costs such as maintenance, insurance and taxes, which represented approximately 53% of minimum lease obligations in 2004. Our open purchase orders are cancelable without penalty and are therefore not included in the above table. We have not provided any financial guarantees as of October 29, 2005.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of October 29, 2005, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

At October 29, 2005, we had no borrowings outstanding under our credit facility and we have not had any borrowings outstanding under our credit facility since November 2002. To the extent that we may borrow pursuant to our credit facility in the future, we may be exposed to market risk related to interest rate fluctuations. Additionally, we have not entered into financial instruments for hedging purposes.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:    Pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our 2005 third quarter, ended October 29, 2005, our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted, however, that the design of any system of controls is limited in its ability to detect errors and therefore there can be no assurance that any design of system controls will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Our comparable store sales and quarterly results of operations have fluctuated in the past and are likely to continue to fluctuate in the future. In addition, there can be no assurance that we will be able to maintain or increase our recent levels of comparable store sales as our business continues to expand. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

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

Failure of a new business concept could have a material adverse effect on our results of operations and our business

We expect that the introduction of new brand concepts and other business opportunities will play an important role in our growth strategy. In particular, we have and will continue to open our Jimmy’Z brand stores. The operation of the Jimmy’Z stores and the sale of Aéropostale, and potentially Jimmy’Z, merchandise over the Internet through our e-commerce business, are subject to numerous risks, including unanticipated operating problems; lack of prior experience; lack of customer acceptance; new vendor relationships; competition from existing and new retailers; and diversion of management’s attention from the Company’s core Aéropostale business. The Jimmy’Z concept involves, among other things, implementation of a retail apparel concept which is subject to many of the same risks as Aéropostale, as well as additional risks inherent with a more fashion driven concept, including risks of difficulty in merchandising, uncertainty of customer acceptance, fluctuations in fashion trends and customer tastes, as well as the attendant mark-down risks. Risks inherent in any new concept are particularly acute with respect to Jimmy’Z because this is the first significant new venture by us, and the nature of the Jimmy’Z business differs in certain respects from that of our core Aéropostale business. There can be no assurance that the Jimmy’Z stores or our e-commerce business will achieve sales and profitability levels justifying our investments in these businesses. If those sales levels are not achieved we may be forced to impair the carrying value of our investments, which may have a material adverse effect on our results of operations.

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

Our growth will largely depend on our ability to open and operate new stores successfully. We opened 103 stores in 2004, 95 stores in 2003 and 93 stores in 2002. Additionally, we opened 105 new Aéropostale stores and 14 new Jimmy’Z stores during 2005. We expect to continue to open a significant number of new stores in future years while also remodeling a portion of our existing store base. Our planned expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores. In addition, to the extent that our new store openings are in existing markets, we may experience a reduction in net sales volume, in previously existing stores in those same markets.

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

Consumer purchases of discretionary items and retail products, including the Company’s products, may decline during recessionary periods and also may decline at other times when disposable income or consumer confidence is lower. A downturn in the economy may adversely affect our sales.

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

We rely on a third party to administer to certain aspects of our e-commerce business.

Under an e-commerce agreement with GSI Commerce, Inc. (“GSI”), GSI operates the retail potion of our website, www.aeropostale.com. Under this agreement, GSI owns certain content and technology related to the website, hosts and maintains the website, and fulfills orders through the website, as well as furnishing all other “back-end” operations required to operate the website. Any significant interruption of operations at GSI due to natural disasters, accidents, system failures or other unforeseen causes would have a material adverse effect on the Company’s e-commerce business.

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

In addition, there can be no assurance that others will not try to block the manufacture, export or sale of our products as violation of their trademarks or other proprietary rights. Other entities may have rights to trademarks that contain the word “AERO” or may have registered similar or competing marks for apparel and accessories in foreign countries in which our vendors are located. Our applications for international registration of the AÉROPOSTALE® mark have been rejected in several countries in which our products are manufactured because third parties have already registered the mark for clothing in those countries. There may also be other prior registrations in other foreign countries of which we are not aware. In addition, we do not own the Jimmy’Z brand outside of the United States and Canada. Accordingly, it may be possible, in those foreign countries where we were not been able to register the AÉROPOSTALE® mark, or in the countries where the Jimmy’Z brand is owned by a third party, for a third party owner of the national trademark registration for “AÉROPOSTALE”, “JIMMY’Z” or the Woody Car Design to enjoin the manufacture, sale or exportation of Aéropostale or Jimmy’Z branded goods to the United States. If we were unable to reach a licensing arrangement with these parties, our vendors may be unable to manufacture our products in those countries. Our inability to register our trademarks or purchase or license the right to use our trademarks or logos in these jurisdictions could limit our ability to obtain supplies from or manufacture in less costly markets or penetrate new markets should our business plan change to include selling our merchandise in those jurisdictions outside the United States.

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

Our Board of Directors has authorized a share repurchase program of our outstanding common stock in the amount of $150.0 million. Our purchases of treasury stock for the third quarter ended October 29, 2005 pursuant to the share repurchase program, and remaining repurchase availability at that date, were as follows:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares
	Number of		as Part of	that May Yet Be
	Shares (or	Average	Publicly	Purchased Under
	Units)	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
				(In Thousands)

August 2005	270,000	$24.57	270,000	$68,551
September 2005	540,000	$23.88	540,000	$55,655
October 2005	259,000	$19.04	259,000	$50,724

Total	1,069,000	$22.88	1,069,000	$50,724

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

31.1	Certification by Julian R. Geiger, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Michael J. Cunningham, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aeropostale, Inc.

/s/  Julian R. Geiger
Julian R. Geiger
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/  Michael J. Cunningham
Michael J. Cunningham
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)

Dated: December 1, 2005