Form 10-K
period 2006-01-28
AEROPOSTALE INC
filed 2006-04-05
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 28, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31314

AÉROPOSTALE, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 31-1443880
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
112 West 34th Street, 22nd floor New York, NY (Address of principal executive offices)	10120 (Zip Code)

Registrant’s telephone number, including area code:
(646) 485-5398

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of July 30, 2005 was $1,654,423,952.

54,413,785 shares of Common Stock were outstanding at March 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on June 14, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K. This report consists of 49 sequentially numbered pages. The Exhibit Index is located at sequentially numbered page 46.

AÉROPOSTALE, INC.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, all references to “we”, “us”, “our”, “Aéropostale” or the “Company” refer to Aéropostale, Inc., and its subsidiaries. The term “common stock” means our common stock, $.01 par value. Our website is located at www.aeropostale.com (this and any other references in this Annual Report on Form 10-K to Aéropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Annual Report on Form 10-K). On our website, we make available, as soon as reasonably practicable after electronic filing with the Securities and Exchange Commission, our annual reports on Form 10-K, quarterly reports on Form 10-Q, annual Proxy filings and current reports on Form 8-K, and any amendments to those reports. All of these reports are provided to the public free of charge.

PART I

Item 1.	Business

Overview

Aéropostale, Inc., a Delaware corporation, is a mall-based specialty retailer of casual apparel and accessories. We design, market and sell our own brand of merchandise principally targeting 11 to 18 year-old young women and young men. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18-25. We opened our first 14 Jimmy’Z stores during 2005. In May 2005, we launched our Aéropostale e-commerce website, www.aeropostale.com. As of January 28, 2006, we operated 671 stores, consisting of 657 Aéropostale stores in 47 states and 14 Jimmy’Z stores in 11 states.

Aéropostale provides the customer with a focused selection of high-quality, active-oriented, fashion and fashion basic merchandise at compelling values. Jimmy’Z provides the customer with a broad selection of California lifestyle-oriented merchandise, targeting trend-aware young men and women. We maintain control over our proprietary brands by designing and sourcing all of our merchandise. Our products are sold only at our stores, online through our e-commerce website or at organized sales events at college campuses. We strive to create a fun high energy shopping experience through the use of creative visual merchandising, colorful in-store signage, popular music and an enthusiastic well-trained sales force. Our average Aéropostale store size of approximately 3,500 square feet is generally smaller than that of our mall-based competitors and we believe that this enables us to achieve higher sales productivity and project a sense of greater action and excitement in the store.

The Aéropostale brand was established by R.H. Macy & Co., Inc., as a department store private label initiative, in the early 1980’s targeting men in their twenties. Macy’s subsequently opened the first mall-based Aéropostale specialty store in 1987. Over the next decade, Macy’s, and then Federated Department Stores, Inc., expanded Aéropostale to over 100 stores. In August 1998, Federated sold its specialty store division to our management team and Bear Stearns Merchant Banking. In May of 2002, Aéropostale management took the company public through an initial public offering and listed its common stock on the New York Stock Exchange. In July of 2003, the Company effectuated a secondary offering of its common stock. On April 26, 2004, we completed a three-for-two stock split on all shares of our common stock that was affected in the form of a stock dividend. All prior period share and per share amounts presented in this report have been restated to give retroactive recognition to the common stock split.

Our fiscal year ends on the Saturday nearest to January 31. Fiscal 2005 was the 52-week period ended January 28, 2006, fiscal 2004 was the 52-week period ended January 29, 2005, and fiscal 2003 was the 52-week period ended January 31, 2004. Fiscal 2006 will be the 53-week period ending February 3, 2007.

Growth Strategy

Continue to open new Aéropostale stores.  We consider our merchandise and our stores as having broad national appeal that continues to provide substantial new store expansion opportunities. Over the last three fiscal years we opened, on average, 100 new Aéropostale stores per year. We plan to open approximately 70 to 75 new

Aéropostale stores in fiscal 2006. We plan to open stores both in markets where we currently operate stores, and in new markets (see the section “Stores — Store design and environment” below).

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

New Business Opportunities

Jimmy’Z.  In June 2004, we acquired the rights to and existing registrations for the JIMMY’Z® and Woody Car Design brand and trademarks in the United States and Canada for clothing and related goods and services. In 2005, we opened our first 14 Jimmy’Z stores. These stores average approximately 3,800 square feet. Jimmy’Z is positioned as a California lifestyle-oriented brand, targeting trend-aware young men and women aged 18-25. Merchandise sold at Jimmy’Z stores is at initial price points higher than merchandise sold at our Aéropostale stores. We anticipate opening up to 5 additional Jimmy’Z stores in various geographic regions during fiscal 2006.

E-Commerce.  We launched our Aéropostale e-commerce business in May 2005. The Aéropostale web store is accessible at our website, www.aeropostale.com. A third party provides fulfillment services for our e-commerce business including, warehousing our inventory and fulfilling our customers’ sales orders. We purchase, manage and own the inventory sold through our website and we recognize revenue from the sale of these products when the customer receives the merchandise.

Stores

Existing stores.  As of January 28, 2006, we operated 671 stores in the following 47 states. We strive to locate our stores in regional shopping malls located in geographic areas with high concentrations of our target customers:

	Number of	Number	Total
	Aéropostale	of Jimmy’Z	Number of
State	Stores	Stores	Stores

Alabama	14	—	14
Arkansas	3	—	3
Arizona	11	—	11
California	38	1	39
Colorado	9	—	9
Connecticut	10	—	10
Delaware	4	—	4
Florida	32	1	33
Georgia	17	—	17
Idaho	1	—	1
Illinois	25	1	26
Indiana	20	—	20
Iowa	12	—	12
Kansas	6	—	6
Kentucky	9	—	9
Louisiana	11	—	11
Massachusetts	22	—	22
Maryland	16	—	16
Maine	3	—	3
Michigan	27	—	27
Minnesota	14	1	15
Mississippi	5	—	5
Missouri	15	1	16
Montana	1	—	1
North Carolina	21	1	22
North Dakota	4	—	4
Nebraska	4	—	4
New Hampshire	6	—	6
New Jersey	24	—	24
New Mexico	1	—	1
Nevada	2	—	2
New York	45	1	46

	Number of	Number	Total
	Aéropostale	of Jimmy’Z	Number of
State	Stores	Stores	Stores

Ohio	33	—	33
Oklahoma	6	—	6
Oregon	4	—	4
Pennsylvania	45	3	48
Rhode Island	1	—	1
South Carolina	11	—	11
South Dakota	2	—	2
Tennessee	19	1	20
Texas	40	2	42
Utah	7	—	7
Virginia	23	—	23
Vermont	2	—	2
Washington	11	—	11
Wisconsin	15	1	16
West Virginia	6	—	6

Total	657	14	671

The following table highlights the number of stores opened and closed since the beginning of fiscal 2003:

					Total
	Aéropostale	Jimmy’Z	Total	Aéropostale	Number of
	Stores	Stores	Stores	Stores	Stores at End
	Opened	Opened	Opened	Closed	of Period

Fiscal 2003	95	—	95	3	459
Fiscal 2004	103	—	103	1	561
Fiscal 2005	105	14	119	9	671

Store design and environment.  We design our stores in an effort to create an energetic shopping environment, featuring powerful in-store promotional signage, creative visuals and popular music. The enthusiasm of our associates is integral to our store environment. Our stores feature display windows that provide high visibility for mall traffic. The front of our stores generally feature the newest, and what we anticipate will be the most desirable of our merchandise offerings at that time, in an effort to draw shoppers into the store. Our strategy is to create fresh and exciting merchandise assortments by updating our floor sets numerous times throughout the year. Visual merchandising directives are initiated at the corporate level, seeking to maintain consistency throughout all of our stores. We generally locate our stores in central mall locations near popular teen gathering spots, including food courts, music stores and other teen-oriented retailers.

New Store design.  We are in the process of redesigning our store model and anticipate launching a prototype store design during fiscal 2006.

Our Aéropostale stores average approximately 3,500 square feet. We believe that by keeping our store size generally smaller than that of many of our competitors, we are able to achieve a higher level of productivity and help reinforce the sense of activity and energy that we want our stores to project. In addition, we generally implement renovations at the time of renewal of that store’s lease.

Store management.  Our stores are organized into two zones and within each zone by region and further into districts. Each of the zones is managed by a Zone Vice President and encompasses 3 to 4 regions. A regional manager manages each of our 7 regions and each region encompasses approximately 8 to 10 districts. Each district is managed by a district manager and encompasses approximately 7 to 10 individual stores. We typically staff each store with one store manager, two assistant managers and 10 to 15 part-time sales associates, the number of which generally increases during our peak selling seasons. Store managers are responsible for the operations of the store including executing guidelines for merchandise presentation and maintenance, scheduling, hiring and training of sales associates. Store managers also provide the leadership and direction of the selling effort. Our corporate headquarters directs the merchandise assortments, store layout, inventory management and in-store visuals for our stores.

Expansion opportunities and site selection.  Over the past four years, we have focused on opening new stores in an effort to penetrate existing markets as well as enter new markets. We plan to continue to increase our store base during fiscal 2006 by opening approximately 70 to 75 new Aéropostale stores and up to 5 new Jimmy’Z stores (see the section “Growth Strategy” above).

In selecting a specific site, we generally target high traffic locations in malls with suitable demographics and favorable lease economics. As a result, we tend to locate our stores in malls in which comparable teen-oriented retailers have performed well. A primary site evaluation criterion includes average sales per square foot, co-tenancies, traffic patterns and occupancy costs.

We have implemented our store format across a wide variety of mall classifications and geographic locations. For new stores opened in fiscal 2004 and fiscal 2003, our average net investment has been approximately $242,000 per store location, which includes capital expenditures adjusted for landlord contributions and initial inventory at cost net of payables. Those of our stores which were opened in fiscal 2004 and fiscal 2003 achieved, during their first twelve months of operations, average net sales of approximately $1.7 million and sales per square selling foot of $494. These amounts exclude certain outlet locations that are not considered profit centers and are utilized primarily to sell end of season merchandise.

Pricing

We believe that a key component of our success is our ability to understand what our customers want and what they can afford. Our merchandise, which we believe is of comparable quality to that of our primary competitors, is generally priced lower than our competitor’s merchandise. We conduct promotions in our Aéropostale stores throughout the year. Each promotion typically lasts approximately two to four weeks.

Design and Merchandising

Both our Aéropostale and Jimmy’Z design and merchandising teams focus on designing merchandise that meets the demands of their core customers’ lifestyles. We maintain separate, dedicated, design and merchandising groups for each of our brands and within those brands, for each of the young women’s, young men’s and accessories product lines.

Design.  We offer a focused collection of fashion basic apparel, including graphic t-shirts, tops, bottoms, sweaters, jeans, outerwear and accessories. Our “design-driven, merchant-modified” philosophy, in which our designers’ visions are refined by our merchants’ understanding of the current market for our products, helps to ensure that our merchandise styles reflect the latest trends while not becoming too fashion-forward for our customers’ tastes. Much of our merchandise features our brands’ logos. We believe that both our Aéropostale and Jimmy’Z logo apparel appeals to our young customers and reinforces our brand image.

Merchandising.  Our merchandise planning organization determines the quantities of units needed for each product category. By monitoring sales of each style and color and employing our flexible sourcing capabilities, we are able to adjust our merchandise assortments to capitalize upon emerging trends.

The following chart provides a historical breakdown of our percentages of sales by category:

	Fiscal
	2005	2004	2003

Young Women’s	61%	60%	60%
Young Men’s	25%	26%	27%
Accessories	14%	14%	13%

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

During fiscal 2005, we sourced approximately 33% of our merchandise from our top three suppliers, and approximately 67% from our top ten suppliers. In addition, one company acted as our agent in sourcing approximately 21% of our total merchandise. Most of our vendors maintain sourcing offices in the United States, with the majority of their production factories located in Europe, Asia and Central America. In an effort to minimize currency risk, all payments to our vendors and sourcing agents are made in U.S. dollars. We engage a third party independent contractor to visit the production facilities we receive our products from. This independent contractor assesses the compliance of the facility with, among other things, local and United States labor laws and regulations as well as fair trade and business practices.

Marketing and Advertising

We utilize numerous initiatives aimed at maximizing the impact of our marketing and advertising programs. We believe that the enthusiasm and commitment of our store-level employees is a key element in enhancing the integrity of our brand with our target customers. We also view the use of our logo on our merchandise as a means for expanding our brand awareness and visibility.

We are in the process of expanding our marketing initiatives through focus group testing, customer surveys, expanded print advertisements and other marketing initiatives. In addition, in May 2005 we launched our e-commerce website, which we view as another marketing tool for the Company. The Aéropostale web store is accessible at our website, www.aeropostale.com (see the section “New Business Opportunities” above).

We have also developed a targeted marketing program that allows us to gain additional exposure for our brand on college campuses. We believe that our target customers value and aspire to an active, collegiate lifestyle. Accordingly, we sponsor a number of major collegiate athletic conference tournaments, including the Big East Men’s Basketball Tournament, by acting as presenting sponsor for the tournament, providing co-branded apparel and donating various collegiate scholarships, among other things. In addition, we have entered into agreements with numerous colleges and universities enabling us to sell and market our products on campuses through organized periodic sales events.

Distribution

We lease a 315,000 square foot distribution facility in South River, New Jersey, to process merchandise and to warehouse inventory needed to replenish our stores. The timely and efficient replenishment of our merchandise is key to our overall business strategy. We continue to invest in systems and automation to improve processing efficiencies, automate functions which were previously performed manually and to support our store growth. Our distribution center uses automated sortation materials handling equipment to receive, process and ship to our stores. Our distribution center services all of our Aéropostale and Jimmy’Z stores. This facility also serves our other warehousing needs, such as storage of new store merchandise, floor set merchandise and packaging supplies. The distribution center is currently equipped to process merchandise for over 800 stores.

The staffing and management of the distribution facility is outsourced to a third party provider that operates the distribution facility and processes our merchandise. This third party provider employs personnel represented by a labor union. There have been no work stoppages or disruptions since the inception of our relationship with this third party provider in 1991, and we believe that the third party provider has a good relationship with its employees. In addition, we outsource the shipment of our merchandise through another third party provider. This third party ships our merchandise from our distribution facility to our stores.

We are currently considering opening a second distribution center and warehouse facility on the west coast of the United States. We believe that this will allow us to more effectively flow goods which enter the United States through various ports on either coast, more quickly and efficiently to our stores.

Information Systems

Our management information systems provide a full range of retail, financial and merchandising applications. We utilize industry specific software systems to provide various functions related to:

•	point-of-sale;

•	inventory management;

•	supply chain;

•	planning and replenishment; and

•	financial reporting.

We continue to invest in technology to align our technology and systems with our business requirements and to support our continuing growth. In the past year we focused on key aspects of critical infrastructure requirements, and we plan to continue this focus in the future. We are also undertaking initiatives to upgrade our point-of-sale systems for our stores.

Trademarks

We have registered the AÉROPOSTALE® trademark and stylized design with the U.S. Patent and Trademark Office as a trademark for clothing and for a variety of accessories, including sunglasses, belts, socks and hats, and as a service mark for retail clothing stores. We have also registered the AÉROtm stylized design mark with the U.S. Patent and Trademark Office as a trademark for clothing and a further filing for AÉRO HOUSEsm for online services is pending. Additionally, we have applied for or have obtained a registration for the AÉROPOSTALE mark in over 26 foreign countries where we obtain supplies, manufacture goods or have the potential of doing so in the future.

In June 2004, we acquired the rights to and existing registrations for the JIMMY’Z® and Woody Car Design brand and marks in the United States and Canada for clothing and related goods and services. We have also made further filings for the JIMMY’Z and Woody Car Design marks which are pending.

Competition

The teen apparel market is highly competitive. We compete with a wide variety of retailers including other specialty stores, department stores, mail order retailers and mass merchandisers. Specifically, we compete with other teen apparel retailers including, but not limited to, American Eagle Outfitters®, Hollister®, Hot Topic®, Old Navy®, Pacific Sunwear®, and Too®. Stores in our sector compete primarily on the basis of design, price, quality, service and selection. We believe that our competitive advantage lies with our differentiated brand and our unique combination of quality, comfort and value. Moreover, we believe that we target a younger, value-oriented customer, while many of our competitors cater to a customer who is either older or seeking cutting-edge fashion.

Many of our competitors are considerably larger and have substantially greater financing, marketing, and other resources. We cannot assure you that we will be able to compete successfully in the future, particularly in geographic locations that represent new markets for us.

Employees

As of January 28, 2006, we employed 2,600 full-time and 7,021 part-time employees. We employed 296 of our employees at our corporate offices, and 9,325 at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

Seasonality

Our business is highly seasonal, and historically we have realized a significant portion of our sales, net income and cash flows in the second half of the year, attributable to the impact of the back-to-school selling season in the third quarter, and the holiday selling season in the fourth quarter. Additionally, working capital requirements fluctuate during the year, increasing in mid-summer in anticipation of the third and fourth quarters.

Available Information

We maintain an internet website, www.aeropostale.com, through which access is available to our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments of these reports filed, or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, after they are filed with or furnished to the Securities and Exchange Commission.

Our Corporate Governance Guidelines and the charters for our Audit Committee, Corporate Governance and Nominating Committee and Compensation Committee may also be found on our internet website at www.aeropostale.com. In addition, our website contains the Charter for our Lead Independent Director and Code of Business Conduct and Ethics, which is our code of ethics and conduct for our directors, officers and employees. Any waivers to our Code of Business Conduct and Ethics will be promptly disclosed on our website.

Item 1A.	Risk Factors

Cautionary Note Regarding Forward-Looking Statements

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

Fluctuations in Comparable Store Sales and Quarterly Results of Operations May Cause the Price of our Common Stock to Decline Substantially.

Our comparable store sales and quarterly results of operations have fluctuated in the past and are likely to continue to fluctuate in the future. In addition, there can be no assurance that we will be able to maintain our recent levels of comparable store sales as our business continues to expand. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

•	fashion trends;

•	changes in our merchandise mix;

•	the effectiveness of our inventory management;

•	actions of competitors or mall anchor tenants;

•	calendar shifts of holiday or seasonal periods;

•	changes in general economic conditions and consumer spending patterns;

•	the timing of promotional events; and

•	weather conditions.

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

If We Are Unable to Identify and Respond to Consumers’ Fashion Preferences in a Timely Manner, our Profitability Would Decline.

We may not be able to keep pace with the rapidly changing fashion trends and consumer tastes inherent in the apparel industry. Accordingly, we produce casual, comfortable apparel, a majority of which displays either the “Aéropostale” or “Aéro” logo. There can be no assurance that fashion trends will not move away from casual clothing or that we will not have to alter our design strategy to reflect a consumer change. Failing to anticipate, identify or react appropriately to changes in styles, trends, desired images or brand preferences, could have a material adverse effect on the Company’s sales, financial condition and results of operations.

Our Business Could Suffer As a Result of a Manufacturer’s Inability to Produce Merchandise on Time and to Specifications.

We do not own or operate any manufacturing facilities and therefore we depend upon independent third parties to manufacture all of our merchandise. We utilize both domestic and international manufacturers to produce our merchandise. The inability of a manufacturer to ship orders in a timely manner or meet our quality standards could cause delivery date requirements to be missed, which could result in lost sales.

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

We Rely on a Small Number of Vendors to Supply a Significant Amount of our Merchandise.

In fiscal 2005, we sourced approximately 33% of our merchandise from our top three suppliers; one company supplied approximately 15% of our merchandise, and two others each supplied approximately 9% of our merchandise. In addition, approximately 67% of our merchandise was directly sourced from our top ten suppliers, and one company acted as our agent with respect to the sourcing of approximately 21% of our merchandise. Our relationships with our suppliers generally are not on a long-term contractual basis and do not provide assurances on a long-term basis as to adequate supply, quality or acceptable pricing. Most of our suppliers could discontinue selling to us at any time. If one or more of our significant suppliers were to sever their relationship with us, we could be unable to obtain replacement products in a timely manner, which could cause our sales to decrease.

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

Our growth will largely depend on our ability to open and operate new stores successfully. We opened 105 Aéropostale and 14 Jimmy’Z stores in fiscal 2005, 103 Aéropostale stores in fiscal 2004, and 95 Aéropostale stores in fiscal 2003. Additionally, we plan to open approximately 70 to 75 Aéropostale and up to 5 new Jimmy’Z stores in fiscal 2006. We expect to continue to open a significant number of new stores in future years while also remodeling a portion of our existing store base. Our planned expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores. In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in previously existing stores in those same markets.

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

In addition, we will open new stores in markets in which we currently have few or no stores. Our experience in these markets is limited and there can be no assurance that we will be able to develop our brand in these markets or adapt to competitive, merchandising and distribution challenges that may be different from those in our existing markets. Our inability to open new stores successfully and/or penetrate new markets would have a material adverse effect on our revenue and earnings growth.

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

Failure of New Business Concepts Would Have an Effect on Our Results of Operations.

We expect that the introduction of new brand concepts and other business opportunities will play an important role in our overall growth strategy. In particular, we have and will continue to open our Jimmy’Z brand stores. The operation of the Jimmy’Z store is subject to numerous risks, including unanticipated operating problems; lack of prior experience; lack of customer acceptance; new vendor relationships; competition from existing and new retailers; and could be a diversion of management’s attention from the Company’s core Aéropostale business. The Jimmy’Z concept involves, among other things, implementation of a retail apparel concept which is subject to many of the same risks as Aéropostale, as well as additional risks inherent with a more fashion driven concept, including risks of difficulty in merchandising, uncertainty of customer acceptance, fluctuations in fashion trends and customer tastes, as well as the attendant mark-down risks. Risks inherent in any new concept are particularly acute with respect to Jimmy’Z because this is the first significant new venture by us, and the nature of the Jimmy’Z business differs in certain respects from that of our core Aéropostale business. There can be no assurance that the Jimmy’Z stores will achieve sales and profitability levels justifying our investments in this business. If those sales levels are not achieved we may be forced to impair the carrying value of our investments, which impairment would have an impact on our results of operations.

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

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We lease all of our store locations in shopping malls throughout the U.S. Most of our store leases have an initial term of ten years, and require us to pay additional rent based on specified percentages of sales, after we achieve specified annual sales thresholds. Generally, our store leases do not contain extension options. Our store leases typically include a pre-opening period of approximately 60 days that allows us to take possession of the property to construct the store. Typically rent payment commences when the stores open. We recognize rent expense in our consolidated financial statements on a straight-line basis over the non-cancelable term of each individual underlying lease, commencing when we take possession of the property. Generally, our leases allow for termination by us after a certain period of time if sales at that site do not exceed specified levels.

We lease 59,121 square feet of office space at 112 West 34th Street in New York, New York. The facility is used as our corporate headquarters and for our design, sourcing and production teams. These leases expire in November 2015 and November 2016.

We also lease 20,000 square feet of office space at 201 Willowbrook Boulevard in Wayne, New Jersey. This facility is used as administrative offices for finance, operations and information systems personnel. This lease expires in May 2009. We are currently considering expanding our office space in Wayne, New Jersey in order to support our continued expansion.

In addition, we lease a 315,000 square foot distribution and warehouse facility in South River, New Jersey. This facility is used to warehouse inventory needed to replenish and back-stock all of our stores, as well as to serve our general warehousing needs. This lease expires in May 2016. We are currently considering opening a second distribution center and warehouse facility, intended to be located on the west coast of the United States. We believe that this will allow us to more effectively flow goods which enter the United States through various ports on either coast, more quickly and efficiently to our stores.

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

Our common stock is traded on the New York Stock Exchange under the symbol “ARO”. The following table sets forth the range of high and low sales prices of our common stock as reported on the New York Stock Exchange since February 1, 2004, as adjusted for the three-for-two stock split on all shares of our common stock that was affected on April 26, 2004.

	Market Price
	High	Low

Fiscal 2005
4th quarter	$31.00	$18.85
3rd quarter	29.81	18.05
2nd quarter	35.46	25.31
1st quarter	35.10	26.75
Fiscal 2004
4th quarter	$34.38	$25.65
3rd quarter	33.98	25.87
2nd quarter	30.94	21.99
1st quarter	25.20	19.86

As of March 15, 2006, there were 51 stockholders of record. However, when including others holding shares in broker accounts under street name, we estimate the shareholder base at approximately 16,000.

We repurchase our common stock from time to time under a stock repurchase program that was initiated in 2003. In November 2005, our Board of Directors approved an additional $50.0 million repurchase availability, thereby increasing the total amount of repurchase availability under this program to $150.0 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, and liquidity and capital resource requirements going forward. Our purchases of treasury stock for the fourth quarter ended January 28, 2006 and remaining availability pursuant to our share repurchase program were the following:

			Total Number of	Approximate Dollar
	Total Number		Shares Purchased	Value of Shares
	of Shares	Average	as Part of Publicly	that may yet be
	(or Units)	Price Paid	Announced Plans	Purchased Under the
Period	Purchased	per Share	or Programs	Plans or Programs
	(In thousands)		(In thousands)	(In thousands)

November 2005	—	$—	—	$50,723
December 2005	265,700	$24.69	265,700	$44,163
January 2006	80,000	$28.85	80,000	$41,855

Total	345,700	$25.65	345,700

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our consolidated financial statements and other financial information appearing elsewhere in this document. In January 2002, we changed our fiscal year end from the Saturday closest to July 31st to the Saturday closest to January 31st of each year. The fifty-two week period ended February 2, 2002 and the six month period ended February 3, 2001 are unaudited and are presented for comparative purposes:

					52 Week
					Period			Fiscal Year
	Fiscal Year Ended				Ended	Six Month Period Ended		Ended
	January 28,	January 29,	January 31,	February 1,	February 2,	February 2,	February 3,	August 4,
	2006	2005	2004	2003	2002	2002	2001	2001
	(In thousands, except per share data)

Statement of Income Data:
Net sales	$1,204,347	$964,212	$734,868	$550,904	$404,438	$284,040	$184,369	$304,767
Gross profit, as a percent of sales	30.1%	33.2%	31.3%	29.5%	32.2%	36.6%	32.4%	28.3%
SG&A, as a percent of sales	18.9%	19.1%	19.3%	20.1%	21.4%	19.4%	18.7%	21.6%
Net income, as a percent of sales	7.0%	8.7%	7.4%	5.7%	6.6%	10.7%	8.2%	3.7%
Income from continuing operations	83,954	84,112	54,254	31,290	24,857	28,637	14,694	10,914

Net income	83,954	84,112	54,254	31,290	26,506	30,269	15,082	11,319
Preferred dividends	—	—	—	362	1,113	574	508	1,048

Net income available to common stockholders	$83,954	$84,112	$54,254	$30,928	$25,393	$29,695	$14,574	$10,271

Diluted earnings per common share:
From continuing operations	$1.50	$1.47	$0.93	$0.54	$0.44	$0.52	$0.27	$0.19
From discontinued operations	—	—	—	—	—	—	0.01	—

From cumulative accounting change	—	—	—	—	0.03	0.03	—	—

Diluted earnings per common share	$1.50	$1.47	$0.93	$0.54	$0.47	$0.55	$0.28	$0.19

Selected Operating Data:
Number of stores open at end of period	671	561	459	367	278	278	224	252
Comparable store sales increase	3.5%	8.7%	6.6%	6.6%	15.5%	23.0%	14.5%	8.7%
Average store sales (in thousands)	$1,890	$1,849	$1,728	$1,651	$1,521	$1,028	$872	$1,360
Average square footage per store	3,537	3,512	3,511	3,541	3,463	3,463	3,460	3,437
Sales per square foot	$534	$526	$491	$471	$456	$297	$250	$392

	As of
	January 28,	January 29,	January 31,	February 1,	February 2,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data:
Working capital	$212,986	$182,493	$140,879	$86,791	$38,181
Total assets	503,951	405,819	307,048	223,032	146,927
12 1/2% Series B redeemable preferred stock	—	—	—	—	9,617
Total debt	—	—	—	—	—
Total stockholder’s equity	284,790	238,251	185,693	127,959	60,190
Cash dividends declared per common share	—	—	—	—	—

Per share amounts have been restated to reflect a three-for-two split of our common stock that was affected in April 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Aéropostale, Inc. is a mall-based specialty retailer of casual apparel and accessories in the United States. Our target customers are both young women and young men from age 11 to 18, and we provide our customers with a selection of high-quality, active-oriented, fashion basic merchandise at compelling values in a high-energy store environment. We maintain control over our proprietary brand by designing and sourcing all of our own merchandise. Our products can be purchased in our stores, which sell Aéropostale merchandise exclusively, on our e-commerce website, www.aeropostale.com, and at organized sales events at college campuses. We opened our first 14 Jimmy’Z stores in 2005. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18 to 25. We also launched our Aéropostale e-commerce business in May 2005. As of January 28, 2006, we operated 671 stores, consisting of 657 Aéropostale stores in 47 states and 14 Jimmy’Z stores in 11 states, in addition to www.aeropostale.com (see the section “Growth Strategy” in Part I of this report for a further discussion).

The discussion in the following section is on a consolidated basis, unless indicated otherwise.

Overview

We achieved net sales of $1,204.3 million in fiscal 2005, an increase of $240.1 million or 24.9% from fiscal 2004. This increase was attributable to total store square footage growth of 20.0%, coupled with a 3.5% comparable store sales increase. Gross profit, as a percentage of net sales, decreased by 3.1 percentage points for fiscal 2005. The decline in gross profit, as a percentage of net sales, was primarily due to decreased merchandise margins from significantly higher promotional activity, which was intended to stimulate demand for our merchandise offerings. Gross profit for fiscal 2004 was unfavorably impacted by a $4.7 million cumulative rent charge related to the correction to our lease accounting policies that was recorded in the fourth quarter of fiscal 2004 (see note 1 to the Notes to Consolidated Financial Statements for a further discussion). Selling, general and administrative expense, or SG&A, as a percentage of net sales, declined by 0.2 percentage points in fiscal 2005. These reductions were attributable to a decrease in incentive compensation and a retirement plan charge recorded in 2004. Net income for fiscal 2005 was $84.0 million, or $1.50 per diluted share, compared with net income of $84.1 million, or $1.47 per diluted share, for fiscal 2004. Net income for fiscal 2005 included a net loss of $4.7 million, or $0.08 loss per diluted share, from our Jimmy’Z subsidiary. The above mentioned cumulative rent charge unfavorably impacted our net income for fiscal 2004 by $2.8 million, or by $0.05 per diluted share.

As of January 28, 2006, we had working capital of $213.0 million, cash and cash equivalents of $205.2 million, short-term investments of $20.0 million, and no third party debt outstanding. Merchandise inventories increased by 13% as of January 28, 2006, compared to last year, and decreased by 6% on a square foot basis. Cash flows from operating activities were $144.4 million for fiscal 2005. We operated 671 total stores as of January 28, 2006, an increase of 20% from the same period last year.

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Net sales (in millions)	$1,204.3	$964.2	$734.9
Total store count at end of period	671	561	459
Comparable store count at end of period	550	448	359
Net sales growth	24.9%	31.2%	33.4%
Comparable store sales growth	3.5%	8.7%	6.6%
Net sales per average square foot	$534	$526	$491
Gross profit (in millions)	$362.5	$319.9	$229.7
Income from operations (in millions)	$135.4	$135.9	$88.2
Diluted earnings per share	$1.50	$1.47	$0.93
Square footage growth	20.0%	23.0%	24.0%
Increase in total inventory at end of period	13%	31%	33%
(Decrease) increase in inventory per square foot at end of period	(6)%	7%	7%
Percentages of net sales by category
Women’s	61%	60%	60%
Men’s	25%	26%	27%
Accessories	14%	14%	13%

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales. We also use this information to evaluate the performance of our business:

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Net sales	100.0%	100.0%	100.0%
Gross profit	30.1	33.2	31.3
SG&A	18.9	19.1	19.3
Income from operations	11.2	14.1	12.0
Interest income, net	0.3	0.1	0.1

Income before income taxes	11.5	14.2	12.1
Income taxes	4.5	5.5	4.7

Net income	7.0%	8.7%	7.4%

Sales

Net sales consist of sales from comparable stores and non-comparable stores, and from our e-commerce business. A store is included in comparable store sales after 14 months of operation. We consider a remodeled or relocated store with more than a 25% change in square feet to be a new store. Prior period sales from stores that have closed are not included in comparable store sales, nor are sales from our periodic arrangements with colleges and universities.

Net sales increased by $240.1 million, or by 24.9% in fiscal 2005. The net sales increase was attributable to both increased comparable store sales and new store sales. Comparable store sales increased by $31.2 million, or by 3.5%, reflecting comparable store sales increases in all of our categories: young women’s, young men’s, and accessories. The comparable stores sales increase reflected a 1.8% increase in units per transaction, a 10.4% increase in the number of sales transactions, and an 8.0% decrease in average dollar per unit. Due to lower than expected sales performance during the third quarter of 2005, we increased our promotional activity throughout the balance of fiscal 2005 in an effort to stimulate customer demand for our merchandise offerings. Non-comparable store sales increased by $208.9 million, or by 21.4%, primarily due to 110 more stores open at the end of fiscal 2005 versus fiscal 2004.

Net sales increased by $229.3 million, or by 31.2% in fiscal 2004. The net sales increase was attributable to both increased comparable store sales and new store sales. Comparable store sales increased by $58.0 million, or by 8.7%, reflecting comparable store sales increases in all of our categories: young women’s, young men’s, and accessories. The comparable stores sales increase reflected a 5.5% increase in units per transaction, a 5.4% increase in the number of sales transactions, and a 2.2% decrease in average dollar per unit. Non-comparable store sales increased by $171.3 million, or by 22.5%, primarily due to 102 more stores open at the end of fiscal 2004 versus fiscal 2003.

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

Gross profit, as a percentage of net sales, decreased by 3.1 percentage points in fiscal 2005. Gross profit for fiscal 2004 was unfavorably impacted by a one-time, non-cash pre-tax rent charge of $4.7 million, or 0.5 percentage points, related to a correction to our lease accounting policies associated with the timing of rent expense (see note 1 to the Notes to Consolidated Financial Statements for a further discussion). The decrease in gross profit was attributable to a 3.0 percentage point decline in merchandise margin, and a 0.3 percentage point increase in occupancy costs and depreciation. The decline in merchandise margin was primarily attributable to significantly higher promotional activity.

Gross profit, as a percentage of net sales, increased by 1.9 percentage points in fiscal 2004. The above mentioned cumulative rent charge unfavorably impacted gross profit by 0.5 percentage points in fiscal 2004. Merchandise margins increased by 1.4 percentage points, reflecting increases in all our categories. The improvement in merchandise margins was primarily due to lower promotional markdowns, as well as lower initial cost. The leveraging of rent and distribution costs against the increased net sales contributed to 0.5 percentage points of the gross profit increase, as a percentage of sales.

SG&A

SG&A includes costs related to: selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, information technology maintenance costs and expenses, insurance and legal expenses, and store pre-opening and other corporate expenses. Store pre-opening expenses include store payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.

SG&A increased by $43.1 million in fiscal 2005, due largely to a $29.6 million increase in payroll and benefits, consisting primarily of store payroll, from new store growth. The remainder of the increase was predominantly due to increased store transaction costs of $8.6 million, resulting from both sales growth and new store growth, and a $3.0 million increase in marketing costs. SG&A, as a percentage of net sales, decreased by 0.2 percentage points, primarily due to a 0.6 percentage point reduction in incentive compensation and a 0.3 percentage point decrease in benefit costs. These savings were partially offset by a 0.3 percentage point increase in store transaction expenses and a 0.2 percentage point increase in store payroll.

SG&A increased by $42.5 million in fiscal 2004. This increase was due largely to a $32.2 million increase in payroll and benefits, consisting primarily of store payroll, as a result of new store growth. The remainder of the increase was predominantly due to increased store transaction and operating costs, resulting from both sales growth and new store growth. SG&A, as a percentage of net sales, decreased by 0.2 percentage points, and was primarily due to the leveraging of SG&A expenses against the increased net sales.

Interest Income

Interest income, net of interest expense, increased by $2.2 million in fiscal 2005 and by $0.7 million in fiscal 2004. Increases in interest rates during fiscal 2005, and increases in cash and cash equivalents, together with short-term investments, were the primary drivers of the increase in net interest income. Cash and cash equivalents, together with short-term investments, increased by $42.9 million at the end of fiscal 2005. Cash and cash equivalents, together with short-term investments, increased by $44.0 million at the end of fiscal 2004.

Income Taxes

Our effective income tax rate was 39.6% for fiscal 2005, compared to 38.8% for fiscal 2004, and 39.0% for fiscal 2003. The increase in the effective income tax rate during fiscal 2005 was primarily due to an increase in the effective state income tax rate.

Net Income and Earnings Per Share

Net income was $84.0 million, or $1.50 per diluted share, for fiscal 2005, compared with net income of $84.1 million, or $1.47 per diluted share, for fiscal 2004. The above mentioned cumulative rent charge unfavorably impacted our net income for fiscal 2004 by $2.8 million, or by $0.05 per diluted share. Net income for fiscal 2005 included a net loss of $4.7 million, or $0.08 loss per diluted share, from our investment in Jimmy’Z .

Net income increased by $29.9 million, or 55.0%, for fiscal 2004. Diluted earnings per share increased 58.1% to $1.47 per diluted share for fiscal 2004 from $0.93 for fiscal 2003. The above mentioned cumulative rent charge unfavorably impacted our net income for fiscal 2004 by $2.8 million, or by $0.05 per diluted share.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores, and to improve and enhance our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operating activities during the second half of the fiscal year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operating activities during the second half of the year. We expect to continue to meet our cash requirements primarily through cash flows from operating activities, existing cash and cash equivalents, and short-term investments. In addition, we have a revolving credit facility (the “credit facility”) with Bank of America Retail Finance (formerly Fleet Retail Finance) that provides for a $50.0 million base borrowing availability, and can be increased to an aggregate of $75.0 million if we so request (see below for a further description). We have not had outstanding borrowings under the credit facility since November 2002. As of January 28, 2006, we had working capital of $213.0 million, cash and cash equivalents of $205.2 million, short-term investments of $20.0 million, and no third party debt outstanding.

The following table sets forth our cash flows for the period indicated (in thousands):

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Net cash from operating activities	$144,384	$136,975	$103,500
Net cash from investing activities	(2,102)	(124,301)	(35,926)
Net cash from financing activities	(43,175)	(44,902)	(16,693)

Net increase (decrease) in cash and cash equivalents	$99,107	$(32,228)	$50,881

Operating Activities

Cash flows from operating activities, our principal form of liquidity on a full-year basis, increased by $7.4 million in fiscal 2005 and increased by $33.5 million in fiscal 2004, as compared to the prior fiscal year. The primary components of cash flows from operations for fiscal 2005 were net income, as adjusted for non-cash items, of $111.8 million, tenant allowances received from landlords of $21.1 million, and tax benefits from stock options exercised of $4.8 million. Cash used for merchandise inventories decreased to $10.7 million in fiscal 2005 from $19.4 million in fiscal 2004 and $15.2 million in fiscal 2003. Total inventories increased by 13% as of January 28, 2006 versus January 29, 2005, and decreased by 6% on a per square foot basis for the same periods. The primary components of cash flows from operations for fiscal 2004 were net income, as adjusted for non-cash items, of $106.3 million, tenant allowances received from landlords of $16.7 million, and tax benefits from stock options exercised of $12.9 million.

Investing Activities

We invested $58.3 million in capital expenditures in fiscal 2005, primarily for the construction of 105 new Aéropostale stores and 14 new Jimmy’Z stores, to remodel 14 existing stores, and for investments in information technology and for our distribution center. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We are planning to invest approximately $54.0 million in capital expenditures in fiscal 2006 to open approximately 70 to 75 new Aéropostale stores and up to 5 new Jimmy’Z stores, to remodel approximately 25 existing stores, to update our existing point of sale systems, and for certain other information technology investments.

We had $20.0 million in short-term investments as of January 28, 2006, consisting of auction rate debt and preferred stock securities. Auction rate securities are term securities that earn income at a rate that is periodically reset, typically within 35 days, to reflect current market conditions through an auction process. As of January 28, 2006, these securities had contractual maturities ranging from 2022 through 2040. These securities are classified as “available-for-sale” securities under the provisions of Statement of Financial Accounting Standards, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Auction rate securities, which were previously recorded in cash and cash equivalents in our interim fiscal 2004 consolidated financial statements, have been included in short-term investments in the accompanying consolidated financial statements.

Financing Activities

We repurchase our common stock from time to time under a stock repurchase program that was initiated in 2003. In November 2005, our Board of Directors approved an additional $50.0 million repurchase availability, thereby increasing the total amount of repurchase availability under this program to $150.0 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, and liquidity and capital resource requirements going forward. We repurchased 1.8 million shares of our common stock for $44.5 million during fiscal 2005, and we repurchased 1.8 million shares of our common stock for $45.9 million during fiscal 2004. As of January 28, 2006, we had repurchased a total of 4.5 million shares for $108.1 million since the inception of the repurchase program and had $41.9 million of repurchase availability remaining under this $150.0 million stock buy back program.

In April 2005, we amended our revolving credit facility to allow us to borrow or obtain letters of credit up to at least an aggregate of $50.0 million (see note 7 to the Notes to Consolidated Financial Statements for a further discussion). The amount of available credit can be increased to an aggregate of $75.0 million if we so request. We had no amounts outstanding under the credit facility at either January 28, 2006, or January 29, 2005, and no stand-by or commercial letters of credit issued under the credit facility. As of January 28, 2006, we were in compliance with all covenants under the credit facility. In addition, we have not had outstanding borrowings under the credit facility since November 2002.

We have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

Inflation

We do not believe that our sales revenue or operating results have been materially impacted by inflation during the past three fiscal years. There can be no assurance, however, that our sales revenue or operating results will not be impacted by inflation in the future.

Contractual Obligations

The following table summarizes our contractual obligations as of January 28, 2006:

	Payments Due by Period
		Less Than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Contractual Obligations:
Employment agreements	$3,204	$2,277	$927	$—	$—
Event sponsorship agreement	1,810	900	910	—	—
Operating leases	506,631	65,759	132,468	123,193	185,211

Total contractual obligations	$511,645	$68,936	$134,305	$123,193	$185,211

The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 17% of minimum lease obligations in fiscal 2005, or variable costs such as maintenance, insurance and taxes, which represented approximately 56% of minimum lease obligations in fiscal 2005.

Our open purchase orders are cancelable without penalty and are therefore not included in the above table. There were no commercial commitments outstanding as of January 28, 2006, nor have we provided any financial guarantees as of that date.

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

Our accounting policies are described in note 1 of the Notes to Consolidated Financial Statements. We believe that the following are our most critical accounting estimates that include significant judgments and estimates used in the preparation of our consolidated financial statements. These accounting policies and estimates are constantly reevaluated, and adjustments would be made when facts and circumstances require. Historically, we have found our application of accounting estimates to be appropriate, and actual results have not differed materially from those estimated.

Merchandise Inventory

Merchandise inventory consists of finished goods and is valued utilizing the cost method at lower of cost or market on a first-in, first-out basis. We use estimates during interim periods to record a provision for inventory shortage. We also make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We believe that the carrying value of merchandise inventory is appropriate as of January 28, 2006. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A 10% difference in our estimate to value inventory at lower of cost or market as of January 28, 2006 would have impacted net income by $0.5 million for the fiscal year ended January 28, 2006.

Defined Benefit Pension Plan

We maintain a Supplemental Executive Retirement Plan, or SERP, which is a non-qualified defined benefit plan for certain officers. The plan is non-contributory, is not funded and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers, and this cost is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. We believe that these assumptions have been appropriate and that, based on these assumptions, the SERP liability of $8.4 million is appropriately stated as of January 28, 2006. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements.

Finite Lived Assets

We periodically evaluate the need to recognize impairment losses relating to long-lived assets. Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. Factors we consider important that could trigger an impairment review include the following:

•	significant changes in the manner of our use of assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	store closings; or

•	under-performing business trends.

In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, we would write the asset down to fair value and we would record an impairment charge, accordingly. We recorded an asset impairment charge of $0.4 million during fiscal 2005. We believe that the carrying values of finite-lived assets, and their useful lives, are appropriate as of January 28, 2006. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. We consider accounting for income taxes critical to our operations because management is required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets.

We record liabilities for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Tax contingency liabilities are adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law. Liabilities for tax contingencies were estimated at $1.7 million as of January 28, 2006. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements.

Recent Accounting Developments

See the section “Recent Accounting Developments” included in note 1 in the Notes to Consolidated Financial Statements for a discussion of recent accounting developments and their impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of January 28, 2006, we had no borrowings outstanding under our credit facility and we have not had any borrowings outstanding under our credit facility since November 2002. To the extent that we may borrow pursuant to our credit facility in the future, we may be exposed to market risk related to interest rate fluctuations. Additionally, we have not entered into financial instruments for hedging purposes.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Aéropostale, Inc.:

We have audited the accompanying consolidated balance sheets of Aéropostale, Inc. and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 28, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2006 and January 29, 2005, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 5, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

New York, New York
April 5, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Aéropostale, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Aéropostale and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 28, 2006, of the Company and our report dated April 5, 2006, expressed an unqualified opinion on those financial statements and the financial statement schedule.

Deloitte & Touche LLP

New York, New York
April 5, 2006

AÉROPOSTALE, INC.

CONSOLIDATED BALANCE SHEETS

	January 28,	January 29,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$205,235	$106,128
Short-term investments	20,037	76,224
Merchandise inventory	91,908	81,238
Prepaid expenses	12,314	10,138
Other current assets	9,845	5,759

Total current assets	339,339	279,487
Fixtures, equipment and improvements — net	160,229	122,651
Intangible assets	2,455	2,529
Other assets	1,928	1,152

Total assets	$503,951	$405,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,165	$44,858
Deferred income taxes	5,195	893
Accrued expenses	63,993	51,243

Total current liabilities	126,353	96,994
Deferred rent and tenant allowances	81,499	63,065
Retirement benefit plan liabilities	8,654	6,158
Deferred income taxes	2,655	1,351
Commitments and contingent liabilities
Stockholders’ equity
Common stock — par value, $0.01 per share; 200,000 shares authorized, 58,598 and 58,115 shares issued	586	581
Preferred stock — par value, $0.01 per share; 5,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	88,213	79,069
Other comprehensive loss	(1,557)	(1,271)
Deferred compensation	(2,577)	(817)
Retained earnings	308,269	224,315
Treasury stock at cost (4,548 and 2,749 shares)	(108,144)	(63,626)

Total stockholders’ equity	284,790	238,251

Total liabilities and stockholders’ equity	$503,951	$405,819

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
	(In thousands, except per share data)

Net sales	$1,204,347	$964,212	$734,868
Cost of sales (includes certain buying, occupancy and warehousing expenses)	841,872	644,305	505,152

Gross profit	362,475	319,907	229,716
Selling, general and administrative expenses	227,044	183,977	141,520

Income from operations	135,431	135,930	88,196
Interest income, net of interest expense of $42, $125, and $286	3,670	1,438	760

Income before income taxes	139,101	137,368	88,956
Income taxes	55,147	53,256	34,702

Net income	$83,954	$84,112	$54,254

Basic earnings per common share	$1.53	$1.51	$0.99

Diluted earnings per common share	$1.50	$1.47	$0.93

Weighted average basic shares	54,994	55,735	54,758

Weighted average diluted shares	55,937	57,255	58,287

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
	(In thousands)

Net income	$83,954	$84,112	$54,254
Minimum pension liability adjustment, net of tax	(740)	(145)	(672)

Comprehensive income	$83,214	$83,967	$53,582

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional		Treasury Stock,		Other
	Common Stock		Paid-in	Deferred	at Cost		Comprehensive	Retained
	Shares	Amount	Capital	Compensation	Shares	Amount	Loss	Earnings	Total

BALANCE, FEBRUARY 1, 2003	52,959	$530	$41,480	$—	—	$—	$—	$85,949	$127,959
Net income	—	—	—	—	—	—	—	54,254	54,254
Stock options exercised	3,836	38	1,027	—	—	—	—	—	1,065
Tax benefit related to exercise of stock options	—	—	20,782	—	—	—	—	—	20,782
Repurchase of common stock	—	—	—	—	(945)	(17,695)	—	—	(17,695)
Other comprehensive loss	—	—	—	—	—	—	(672)	—	(672)

BALANCE, JANUARY 31, 2004	56,795	568	63,289	—	(945)	(17,695)	(672)	140,203	185,693
Net income	—	—	—	—	—	—	—	84,112	84,112
Stock options exercised	1,320	13	1,016	—	—	—	—	—	1,029
Tax benefit related to exercise of stock options	—	—	12,893	—	—	—	—	—	12,893
Repurchase of common stock	—	—	—	—	(1,804)	(45,931)	—	—	(45,931)
Issuance of restricted stock	—	—	1,871	(1,871)	—	—	—	—	—
Amortization of restricted stock	—	—	—	600	—	—	—	—	600
Other comprehensive loss	—	—	—	—	—	—	(145)	—	(145)

BALANCE, JANUARY 29, 2005	58,115	581	79,069	(1,271)	(2,749)	(63,626)	(817)	224,315	238,251
Net income	—	—	—	—	—	—	—	83,954	83,954
Stock options exercised	477	5	1,338	—	—	—	—	—	1,343
Tax benefit related to exercise of stock options	—	—	4,759	—	—	—	—	—	4,759
Repurchase of common stock	—	—	—	—	(1,799)	(44,518)	—	—	(44,518)
Net issuance of restricted stock	—	—	3,047	(3,047)	—	—	—	—	—
Amortization of restricted stock	—	—	—	1,741	—	—	—	—	1,741
Vesting of restricted stock	6	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	(740)	—	(740)

BALANCE, JANUARY 28, 2006	58,598	$586	$88,213	$(2,577)	(4,548)	$(108,144)	$(1,557)	$308,269	$284,790

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
		(In thousands)

Cash Flows From Operating Activities
Net income	$83,954	$84,112	$54,254
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	22,347	16,635	12,518
Amortization of tenant allowances and above market leases	(7,756)	(6,717)	(4,624)
Amortization of deferred rent expense	3,716	7,474	1,927
Pension expense	1,672	3,008	558
Deferred income tax expense	6,100	2,409	6,404
Other	1,741	(597)	400
Changes in operating assets and liabilities:
Merchandise inventory	(10,670)	(19,431)	(15,162)
Prepaid expenses and other assets	(7,059)	(3,741)	(3,084)
Accounts payable	12,307	14,381	12,523
Accrued expenses and other liabilities	38,032	39,442	37,786

Net cash from operating activities	144,384	136,975	103,500

Cash Flows From Investing Activities
Purchase of fixtures, equipment and improvements	(58,289)	(46,677)	(35,926)
Purchase of short-term investments	(310,901)	(441,386)	(145,945)
Sale of short-term investments	367,088	365,162	145,945
Purchase of intangible assets	—	(1,400)	—

Net cash from investing activities	(2,102)	(124,301)	(35,926)

Cash Flows From Financing Activities
Purchase of treasury stock	(44,518)	(45,931)	(17,695)
Proceeds from stock options exercised	1,343	1,029	1,065
Payment of deferred finance costs	—	—	(63)

Net cash from financing activities	(43,175)	(44,902)	(16,693)

Net Increase (Decrease) In Cash And Cash Equivalents	99,107	(32,228)	50,881
Cash And Cash Equivalents, Beginning Of Year	106,128	138,356	87,475

Cash And Cash Equivalents, End Of Year	$205,235	$106,128	$138,356

Supplemental Disclosures Of Cash Flow Information
Interest paid	$21	$94	$234

Income taxes paid	$37,274	$36,456	$13,839

Tax benefit related to exercise of stock options included in change in accrued expenses and other liabilities	$4,759	$12,893	$20,782

Non-cash operating and investing activities	$1,541	$—	$—

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated or unless the context otherwise requires. We are a mall-based specialty retailer of casual apparel and accessories for young women and men. As of January 28, 2006, we operated 671 stores, consisting of 657 Aéropostale stores in 47 states and 14 Jimmy’Z stores in 11 states.

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31. Fiscal 2005 was the 52-week period ended January 28, 2006, fiscal 2004 was the 52-week period ended January 29, 2005, and fiscal 2003 was the 52-week period ended January 31, 2004.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimated.

The most significant estimates made by management include those made in the areas of inventory; income taxes; medical self-insurance reserves; and sales returns and allowances. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

Seasonality

Our business is highly seasonal, and historically we have realized a significant portion of our sales, net income, and cash flow in the second half of the fiscal year, attributable to the impact of the back-to-school selling season in the third quarter and the holiday selling season in the fourth quarter. Additionally, working capital requirements fluctuate during the year, increasing in mid-summer in anticipation of the third and fourth quarters.

Cash Equivalents

We consider credit card receivables and all short-term investments with an original maturity of three months or less to be cash equivalents.

Merchandise Inventory

Merchandise inventory consists of finished goods and is valued utilizing the cost method at the lower of cost or market determined on a first-in, first-out basis. Merchandise inventory includes warehousing, freight, merchandise and design costs as an inventory product cost. We make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We recorded an adjustment to inventory and cost of sales for lower of cost or market of $7.4 million as of January 28, 2006 and $4.9 million as of January 29, 2005.

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

Evaluation for Long Lived Asset Impairment

We periodically evaluate the need to recognize impairment losses relating to long-lived assets in accordance with Statement of Financial Accounting Standards, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, we would write the asset down to fair value and we would record an impairment charge, accordingly. We recorded impairment charges of $0.4 million in fiscal 2005, none in fiscal 2004, and $0.4 million in fiscal 2003.

Pre-Opening Expenses

New store pre-opening costs are expensed as they are incurred.

Leases

Rent expense under our operating leases typically provide for fixed non-contingent rent escalations. Rent payments under our store leases typically commence when the store opens, and these leases include a pre-opening period that allows us to take possession of the property to construct the store. We recognize rent expense on a straight-line basis over the non-cancelable term of each individual underlying lease, commencing when we take possession of the property (see below).

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

In the fourth quarter of fiscal 2004, we corrected an error and recorded a one-time, non-cash rent charge of $4.7 million ($2.8 million, after tax) related to the timing of rent expense for store leases during the pre-opening period. Previously, we had followed a prevailing retail industry practice in which we began recording rent expense at the earlier of the time a store opened or when rent payments commenced. The charge was cumulative, and $0.5 million after tax was related to fiscal 2004, and $2.3 million after tax was related to prior periods. Our financial statements for prior periods were not restated due to the immateriality of this issue to our results of operations, statements of financial position, and cash flows for the current year or any individual prior year. This correction did not impact cash flows or timing of payments under related leases and will not have a material impact on our net income.

Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores, and at the time our e-commerce customers take possession of merchandise. Sales revenue related to gift cards and the issuance of store credits are recognized when

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

they are redeemed. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized.

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

Medical Self-Insurance

The company self-insures a portion of employee medical benefits. The recorded liabilities for self-insured risks are primarily calculated using historical experience and current information. The liabilities include amounts for actual claims and claims incurred but not yet reported.

Marketing Costs

Marketing costs, which includes internet, television, print, radio and other media advertising and collegiate athlete conference sponsorships, are expensed as incurred and were $6.8 million in fiscal 2005, $5.3 million in fiscal 2004, and $4.1 million in fiscal 2003.

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

We periodically grant stock-based compensation to our employees, and we account for these stock options in accordance with the provisions of SFAS No. 25, Accounting for Stock Issued to Employees, or “APB No. 25.” We have also adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, or “SFAS No. 148.” In accordance with the provisions of SFAS No. 148 and APB No. 25, we have not recognized compensation expense related to stock options since all stock options were issued at market value. If we would have elected to recognize compensation expense based on the fair value of options at grant date, as prescribed by SFAS No. 148, our net income and income per share would have been reduced to the pro-forma amounts indicated in the following table:

	Fiscal
	2005	2004	2003
	(In thousands, except per share data)

Net income:
As reported	$83,954	$84,112	$54,254
Add: restricted stock amortization, net of taxes	1,050	366	—
Less: total stock-based compensation expense determined under fair value method, net of taxes	(2,756)	(1,525)	(375)

Pro-forma	$82,248	$82,953	$53,879

Basic earnings per common share:
As reported	$1.53	$1.51	$0.99

Pro-forma	$1.50	$1.49	$0.98

Diluted earnings per common share:
As reported	$1.50	$1.47	$0.93

Pro-forma	$1.47	$1.45	$0.92

In accordance with SFAS No. 148, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions for grants in the respective periods:

	Fiscal
	2005	2004	2003

Expected volatility	40%	69%	70%
Expected life	5 years	5 years	4.7 years
Risk-free interest rate	4.11%	2.80%	2.81%
Expected dividend yield	0%	0%	0%

The effects of applying SFAS No. 148 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about a company’s operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We operate in a single aggregated operating segment, which includes the operation of our Aéropostale and Jimmy’Z specialty retail stores and our Aéropostale

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

e-commerce site. Revenues from external customers are derived from merchandise sales and we do not rely on any major customers as a source of revenue. Our consolidated net sales mix by merchandise category was as follows:

	Fiscal
Merchandise Categories	2005	2004	2003

Young Women’s	61%	60%	60%
Young Men’s	25	26	27
Accessories	14	14	13

Total Merchandise Sales	100%	100%	100%

Recent Accounting Developments

In May 2005, the Financial Accounting Standards Board, or “FASB,” issued SFAS No. 154, Accounting Changes and Error Corrections. This statement replaces APB No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. The statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement shall be effective for accounting changes and correction of errors made in years beginning after December 15, 2005. Accordingly, we will adopt the provisions of SFAS No. 154 at the beginning of our 2006 fiscal year.

In April 2005, the Securities and Exchange Commission delayed the date of compliance with SFAS No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, for publicly held companies until the company’s first fiscal year beginning on or after June 15, 2005. Accordingly, we will adopt the provisions of SFAS No. 123(R) at the beginning of our 2006 fiscal year. SFAS No. 123(R) was issued in December 2004, and supersedes APB No. 25, and its related implementation guidance. Under SFAS No. 123(R), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement. As discussed previously in note 1, we currently account for stock options under APB No. 25 and, accordingly, do not recognize compensation expense in our consolidated financial statements. Also, as prescribed by SFAS No. 148, we have disclosed the pro-forma impact of expensing options previously in note 1. We estimate that the adoption of SFAS No. 123(R) will decrease diluted earnings per share in fiscal 2006 by approximately $0.04 per diluted share. We expect that the adoption of SFAS No. 123(R) will not have a material impact on our consolidated balance sheets or consolidated statement of cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, or “FIN 47,” which clarifies that the term “conditional asset retirement obligation” as used in FASB statement No. 143, “Accounting for Asset Retirement Obligations”. Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 unfavorably impacted net earnings by $0.2 million for the year ended January 28, 2006. The adoption of FIN 47 did not have a material impact on our consolidated balance sheet or consolidated statement of cash flows. We were uncertain of the timing of payment for the asset retirement obligations, therefore a liability was not previously recognized in the consolidated financial statements.

2.	Common Stock Split

In April 2004, we completed a three-for-two stock split on all shares of our common stock that was affected in the form of a stock dividend. All prior period share and per share amounts presented in this report have been restated to give retroactive recognition to the common stock split.

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Short-Term Investments

Short-term investments consist of auction rate debt and preferred stock securities. Auction rate securities are term securities earning income at a rate that is periodically reset, typically within 35 days, to reflect current market conditions through an auction process. These securities are classified as “available-for-sale” securities under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these short-term investments are recorded at fair-value, with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of tax. Realized gains and losses and investment income are included in earnings. As of January 28, 2006, the auction rate debt securities had contractual ultimate maturities ranging from 2022 through 2040.

4.	Supplier Risk Concentration

Three suppliers in the aggregate constituted approximately 33% of our purchases in fiscal 2005, and approximately 35% in both fiscal 2004 and fiscal 2003. In addition, in fiscal 2005, approximately 67% of our merchandise was directly sourced from our top 10 suppliers, and one agent sourced approximately 21% of our merchandise. The loss of any of these sources could adversely impact our ability to operate our business.

5.	Fixtures, Equipment and Improvements — Net

Fixtures, equipment and improvements — net, consist of the following (in thousands):

	January 28, 2006	January 29, 2005

Leasehold improvements	$135,619	$99,292
Store fixtures and equipment	68,073	50,003
Computer equipment and software	18,178	12,917
Construction in progress	1,687	2,739

	223,557	164,951
Less accumulated depreciation and amortization	63,328	42,300

	$160,229	$122,651

Depreciation and amortization expense was $22.3 million in fiscal 2005, $16.6 million in fiscal 2004, and $12.8 million in fiscal 2003.

6.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	January 28, 2006	January 29, 2005

Accrued compensation	$10,714	$14,580
Sales and use tax	2,868	2,284
Accrued rent	9,933	8,401
Accrued gift certificates and credits	16,327	12,294
Income tax payable	14,159	6,322
Sales return liability	654	525
Payroll tax liabilities	1,033	1,385
Other	8,305	5,452

	$63,993	$51,243

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Revolving Credit Facility

In April 2005, we amended our revolving credit facility (the “credit facility”) with Bank of America, N.A., formerly Fleet Retail Finance, Inc. As amended, the credit facility allows us to borrow or obtain letters of credit up to an aggregate of $50.0 million, with letters of credit having a sub-limit of $15.0 million. The amount of available credit can be increased to an aggregate of $75.0 million if we so request. The credit facility matures in April 2010, and our assets collateralize indebtedness under the credit facility. Borrowings under the credit facility bear interest at our option, either at (a) the lender’s prime rate or (b) the Euro Dollar Rate plus 0.75% to 1.25%, dependent upon our financial performance. There are no covenants in the credit facility requiring us to achieve certain earnings levels and there are no capital spending limitations. There are certain negative covenants under the credit facility, including, but not limited to, limitations on our ability to incur other indebtedness, encumber our assets, or undergo a change of control. Additionally, we are required to maintain a ratio of 2:1 for the value of our inventory to the amount of the loans under the credit facility. As of January 28, 2006, we were in compliance with all covenants under the credit facility. Events of default under the credit facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, indictment of or institution of any legal process or proceeding under federal, state, municipal or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the lenders under the credit facility will be entitled to take various actions, including the acceleration of amounts due there under and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral. We had no amount outstanding under the credit facility at either January 28, 2006 or January 29, 2005, and no stand-by or commercial letters of credit issued under the credit facility. In addition, we have not had outstanding borrowings under the credit facility since November 2002.

8.	Earnings Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share has been computed based upon the weighted average of common shares, after deducting preferred dividend requirements. Diluted earnings per share gives effect to outstanding stock options.

Earnings per common share has been computed as follows (in thousands, except per share data):

	Fiscal
	2005	2004	2003

Net income	$83,954	$84,112	$54,254

Weighted average basic shares	54,994	55,735	54,758
Impact of dilutive securities	943	1,520	3,529

Weighted average diluted shares	55,937	57,255	58,287

Per common share:
Basic earnings per share	$1.53	$1.51	$0.99

Diluted earnings per share	$1.50	$1.47	$0.93

Options to purchase 387,000 shares in fiscal 2005, 74,000 shares in fiscal 2004, and none in fiscal 2003 were excluded from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Common Stock Offering

In July 2003, certain of our stockholders completed a secondary offering of 12,333,750 shares of common stock at a price to the public of $16.67. We did not receive any proceeds from the sale of shares of the common stock sold by the selling stockholders and we incurred $0.6 million in offering expenses related to the secondary offering.

10.	Stock-Based Compensation

We have stock option plans under which we may grant qualified and non-qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees. As of January 28, 2006, 1,058,817 shares were available for future grant under our plans. Qualified stock options may not be granted at less than the fair market value at the date of grant. Stock options generally vest over four years on a pro rata basis. All outstanding stock options immediately vest upon change in control.

The following table summarizes stock option transactions for common stock (shares in thousands):

	Fiscal 2005		Fiscal 2004		Fiscal 2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of period	2,258	$7.93	3,092	$2.23	6,234	$0.24
Granted	321	32.33	528	23.79	744	9.05
Exercised	(477)	2.82	(1,320)	0.78	(3,836)	0.28
Forfeited	(61)	18.81	(42)	12.88	(50)	5.38

Outstanding, end of period	2,041	$12.63	2,258	$7.93	3,092	$2.23

Options exercisable at end of period	1,106	$4.27	1,314	$1.36	2,454	$0.41

Weighted average fair value of options granted during the year		$13.34		$13.99		$5.28

The following table summarizes information regarding currently outstanding options as of January 28, 2006 (shares in thousands):

Options Outstanding				Options Exercisable
	Number	Weighted-Average		Number
	Outstanding	Remaining		Exercisable
	at	Contractual		at
	January 28,	Life	Weighted-Average	January 28,	Weighted-Average
Range of Exercise Prices	2006	(Years)	Exercise Price	2006	Exercise Price

$0.02	321	0.5	$0.02	321	$0.02
0.26 to 0.57	473	2.7	$0.41	473	$0.41
7.63 to 11.80	447	5.2	$8.90	188	$8.86
18.57 to 23.32	461	6.2	$23.13	117	$22.70
23.91 to 33.65	339	7.1	$32.32	7	$31.15

	2,041			1,106

Beginning in fiscal 2004, certain of our employees and all of our directors have been awarded restricted stock, pursuant to restricted stock agreements. There were 167,650 outstanding shares of restricted stock as of January 28, 2006. The restricted stock awarded to employees vests at the end of three years of continuous service with us. Initial grants of restricted stock awarded to directors vest, pro-rata, over a three-year period, based upon continuous service. Subsequent grants of restricted stock awarded to directors vest in full one year after the grant date. Total compensation expense is being amortized over the vesting period. Amortization expense was $1.7 million for fiscal 2005 and $0.6 million for fiscal 2004.

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Retirement Benefit Plans

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements. Under the terms of the plan, employees may contribute up to 14% of gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants. We also have the option to make additional contributions. The terms of the plan provide for vesting in our matching contributions to the plan over a five-year service period with 20% vesting after two years and 50% vesting after year three. Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after year five. Contribution expense was $0.5 million in both fiscal 2005 and fiscal 2004, and $0.4 million in fiscal 2003.

We maintain a Supplemental Executive Retirement Plan, or SERP, which is a non-qualified defined benefit plan for certain officers. The plan is non-contributory and not funded and provides benefits based on years of service and compensation during employment. Participants are fully vested upon entrance in the plan. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and this cost is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually.

The following information about the SERP is provided below (in thousands):

	January 28,	January 29,
	2006	2005

CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation at beginning of period	$10,884	$5,753
Service cost	421	278
Interest cost	732	626
Plan amendments	—	1,203
Actuarial loss	3,303	5,712
Settlements	—	(270)
Gross benefits paid	(336)	(2,418)

Net benefit obligation at end of period	$15,004	$10,884

Accumulated benefit obligation	$8,446	$5,845

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	336	2,418
Gross benefits paid	(336)	(2,418)
Actual return on plan assets	—	—

Fair value of plan assets at end of period	$—	$—

Funded status at end of period	$(15,004)	$(10,884)
Unrecognized net actuarial gain	9,130	6,377
Prior service and cost	1,055	1,129
Unrecognized transition amount	—	—

Net amount recognized	$(4,819)	$(3,378)

Intangible assets	$1,055	$1,129
Accrued benefit cost	(8,446)	(5,845)
Accumulated other comprehensive income	2,572	1,338

Net amount recognized	$(4,819)	$(3,378)

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension expense includes the following components (in thousands):

	Fiscal
	2005	2004	2003

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$421	$278	$184
Interest cost	732	626	315
Prior service cost	74	74	30
Amortization of prior experience loss	550	321	110
Loss recognized due to settlement	—	1,396	—

Net periodic benefit cost	$1,777	$2,695	$639

WEIGHTED-AVERAGE ASSUMPTIONS USED:
Discount rate to determine benefit obligations	5.50%	5.25%	6.00%
Discount rate to determine net periodic pension cost	5.25%	6.00%	6.75%
Rate of compensation increase	4.50%	4.50%	4.50%

The discount rate was determined by matching published zero coupon yield, and associated durations, to expected plan benefit payment streams to obtain an implicit internal rate of return. The loss recognized due to settlement in fiscal 2004 resulted from the early retirement of our former President and Chief Operating Officer. We made a contribution of $2.4 million in fiscal 2004 in connection with this early retirement.

During fiscal 2004, we adopted a long-term incentive deferred compensation plan established for the purpose of providing long-term incentive to a select group of management. The plan is a non-qualified, defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP. We will record annual monetary credits to each participant’s account based on compensation levels and years as a participant in the plan. Annual interest credits will be applied to the balance of each participant’s account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participant’s accounts will be fully vested upon retirement after completing five years of service and attaining age 55.

In fiscal 2004, we adopted a postretirement benefit plan for certain officers, and we had recorded a liability of $78,000 as of January 28, 2006 and $22,000 at January 29, 2005 for this plan.

12.	Stock Repurchase Program

We repurchase our common stock from time to time under a stock repurchase program that was initiated in 2003. In November 2005, our Board of Directors approved an additional $50.0 million repurchase availability, thereby increasing the total amount of repurchase availability under this program to $150.0 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, and liquidity and capital resource requirements going forward. We repurchased 1.8 million shares of our common stock for $44.5 million during fiscal 2005, and we repurchased 1.8 million shares of our common stock for $45.9 million during fiscal 2004. As of January 28, 2006, we had repurchased a total of 4.5 million shares for $108.1 million since the inception of the repurchase program and had $41.9 million of repurchase availability remaining under this $150.0 million stock buy back program.

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Fiscal
	2005	2004	2003

Current:
Federal	$39,360	$42,728	$23,966
State and local	9,687	8,119	4,332

	49,047	50,847	28,298

Deferred:
Federal	5,026	2,035	5,178
State and local	1,074	374	1,226

	6,100	2,409	6,404

	$55,147	$53,256	$34,702

Reconciliation of the U.S. statutory tax rate with our effective tax rate is summarized as follows:

	Fiscal
	2005	2004	2003

Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
State income taxes, net of federal tax benefits	4.9	4.0	4.1
Other	(0.3)	(0.2)	(0.1)

Effective rate	39.6%	38.8%	39.0%

The components of the net deferred income tax liabilities are as follows (in thousands):

	January 28,	January 29,
	2006	2005

Current:
Inventory	(5,417)	(1,784)
Other	222	891

Total current liabilities	$(5,195)	$(893)

Non-current:
Furniture, equipment and improvements	(13,886)	(11,358)
Deferred rent and tenant allowances	7,636	8,177
SERP	2,847	1,840
Other	1,174	(10)
Valuation allowances	(426)	—

Total non-current liabilities	(2,655)	(1,351)

Net deferred income tax liabilities	$(7,850)	$(2,244)

We have recorded a valuation allowance against certain deferred tax assets as of January 28, 2006. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition. We record liabilities for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Tax contingency liabilities are adjusted for changes in

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances and additional uncertainties, such as significant amendments to existing tax law. We had tax contingency liabilities of $1.7 million as of January 28, 2006 and $1.8 million as of January 29, 2005.

14.	Commitments and Contingencies

We are committed under non-cancelable leases for our entire store and office space locations, which generally provide for minimum rent plus additional increases in real estate taxes, certain operating expenses, etc. Certain leases also require contingent rent based on sales.

The aggregate minimum annual rent commitments as of January 28, 2006 are as follows (in thousands):

Due in Fiscal Year	Total

2006	$65,759
2007	66,145
2008	66,323
2009	64,225
2010	58,968
Thereafter	185,211

Total	$506,631

Rental expense consists of the following (in thousands):

	Fiscal
	2005	2004	2003

Minimum rentals	$61,681	$49,481	$40,086
Contingent rentals	10,376	8,704	5,683
Office space rentals	1,207	1,159	1,068

Employment Agreements — As of January 28, 2006, we had outstanding employment agreements with certain members of our senior management totaling $3.2 million. These employment agreements expire at the end of fiscal 2006, except for the employment agreement with our Chief Executive Officer, which expires at the end of fiscal 2007. We plan to negotiate new employment contracts with certain members of our senior management during 2006.

Legal Proceedings — We are party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results from operations or cash flows.

Event Sponsorship Agreement — We are a party to an event sponsorship agreement with the Big East Men’s Basketball Tournament, with remaining payment obligations of $0.9 million in both 2006 and 2007.

Guarantees — We had not provided any financial guarantees as of January 28, 2006.

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information (in thousands):

	Thirteen Weeks Ended
	April 30,	July 30,	October 29,	January 28,
	2005	2005	2005	2006

Fiscal 2005
Net sales	$211,674	$232,770	$324,657	$435,246
Gross profit	59,771	62,027	94,719	145,958
Net income	8,614	7,449	26,085	41,806
Basic earnings per share	0.16	0.13	0.48	0.77
Diluted earnings per share	0.15	0.13	0.47	0.76

	Thirteen Weeks Ended
	May 1,	July 31,	October 30,	January 29,
	2004	2004	2004	2005

Fiscal 2004
Net sales	$167,654	$194,852	$274,616	$327,090
Gross profit	49,107	59,486	98,201	113,113
Net income	6,261	10,897	31,686	35,268
Basic earnings per share	0.11	0.20	0.57	0.63
Diluted earnings per share	0.11	0.19	0.55	0.62

Gross profit for the fourth quarter of fiscal 2004 was unfavorably impacted by a one-time, non-cash pre-tax rent charge of $4.7 million related to a correction in our lease accounting policies associated with the timing of rent expense for our store leases (see note 1 for a further discussion).

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

The management of Aéropostale assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment, management believes that, as of January 28, 2006, the company’s internal control over financial reporting is effective based on those criteria.

Aéropostale’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears on page 26 of this annual report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

Pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our fiscal year ended January 28, 2006, our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to our Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	The financial statements listed in the “Index to Consolidated Financial Statements” at page 24 are filed as a part of this Annual Report on Form 10-K.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein:

See Exhibit Index.

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Form of Amended and Restated Certificate of Incorporation.†
3.2	Form of Amended and Restated By-Laws.†
4.1	Specimen Common Stock Certificate.†
4.2	Stockholders’ Agreement, dated as of August 3, 1998, by and among MSS-Delaware, Inc., MSS Acquisition Corp. II, Federated Specialty Stores, Inc., Julian R. Geiger, David R. Geltzer and John S. Mills.†
10.1	Aéropostale, Inc. 1998 Stock Option Plan.†
10.2	Aéropostale, Inc. 2002 Long-Term Incentive Plan.†
10.3	Management Services Agreement, dated as of July 31, 1998, between MSS-Delaware, Inc. and MSS Acquisition Corp. II.†
10.4	Loan and Security Agreement, dated July 31, 1998 between Bank Boston Retail Finance Inc., as agent for the lenders party thereto (the “Lenders”), the Lenders and MSS-Delaware, Inc.†
10.5	First Amendment to Loan and Security Agreement, dated November 8, 1999, by and between Bank Boston Retail Finance Inc., as agent for the Lenders, the Lenders and MSS-Delaware, Inc.†
10.6	Second Amendment to Loan and Security Agreement, dated May 2, 2002, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc.).†
10.7	Third Amendment to Loan and Security Agreement, dated June 13, 2001, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc.).†
10.8	Fourth Amendment to Loan and Security Agreement, dated February 2, 2002, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc.).†
10.9	Sublease Agreement, dated February 5, 2002, between the United States Postal Services and Aéropostale, Inc.†
10.10	Merchandise Servicing Agreement, dated April 1, 2002, between American Distribution, Inc. and Aeropostale, Inc.*
10.11	Interim Merchandise Servicing Agreement, dated as of February 11, 2002, by and between American Consolidation Inc. and Aéropostale, Inc.†
10.12	Sourcing Agreement, dated July 22, 2002, by and among Federated Department Stores, Inc., Specialty Acquisition Corporation and Aéropostale, Inc.††
10.13	Fifth Amendment to Loan and Security Agreement, dated April 15, 2002, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc.).†
10.14	Amendment No. 1 to Stockholders’ Agreement, dated April 23, 2002, by and among Aéropostale, Inc., Bear Stearns MB 1998-1999 Pre-Fund, LLC and Julian R. Geiger.†
10.15	Employment Agreement, dated as of February 1, 2002, between Aéropostale, Inc. and Julian R. Geiger.†
10.16	Employment Agreement, dated February 1, 2002, between Aéropostale, Inc. and Christopher L. Finazzo.††
10.17	Employment Agreement, dated February 1, 2002, between Aéropostale, Inc. and John S. Mills.††
10.18	Fifth Amendment to Loan and Security Agreement, dated October 7, 2003, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc).†††
10.19	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Julian R. Geiger.††††
10.20	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Christopher L. Finazzo.††††
10.21	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and John S. Mills.††††

Exhibit
No.	Description

10.22	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Michael J. Cunningham.††††
10.23	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Thomas P. Johnson.††††
10.24	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Olivera Lazic-Zangas.††††
10.25	Amendment No. 1, dated as of April 11, 2005, to Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Julian R. Geiger.
21	Subsidiaries of the Company.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification by Julian R. Geiger, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Michael J. Cunningham, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Incorporated by reference to the Registration Statement on Form S-1, originally filed by Aéropostale, Inc. on March 8, 2002 (Registration No. 333-84056).

††	Incorporated by reference to the Registrant’s Annual Report on 10-K, for the fiscal year ended February 1, 2003 (File No. 001-31314).

†††	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended November 1, 2003 (File No. 001-31314).

††††	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended January 31, 2004 (File No. 001-31314).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AÉROPOSTALE, INC.

By:	/s/ Julian R. Geiger
Julian R. Geiger
Chairman, Chief Executive Officer, and Director

Date: April 5, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Julian R. Geiger Julian R. Geiger	Chairman, Chief Executive Officer, and Director (Principal Executive Officer)	April 5, 2006

/s/ Michael J. Cunningham Michael J. Cunningham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 5, 2006

/s/ Alan C. Siebels Alan C. Siebels	Vice President — Controller (Principal Accounting Officer)	April 5, 2006

/s/ Bodil Arlander Bodil Arlander	Director	April 5, 2006

/s/ Ronald Beegle Ronald Beegle	Director	April 5, 2006

/s/ Mary Elizabeth Burton Mary Elizabeth Burton	Director	April 5, 2006

/s/ Robert B. Chavez Robert B. Chavez	Director	April 5, 2006

/s/ David Edwab David Edwab	Director	April 5, 2006

/s/ John D. Howard John D. Howard	Director	April 5, 2006

/s/ Karin Hirtler — Garvey Karin Hirtler — Garvey	Director	April 5, 2006

/s/ David B. Vermylen David B. Vermylen	Director	April 5, 2006

AÉROPOSTALE, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning	Amounts Charged	Write-offs Against	Balance End
Reserve for Returns:	of Period	to Net Income	Reserve	of Period
		(In thousands)

Year Ended January 28, 2006	$525	$620	$491	$654
Year Ended January 29, 2005	672	233	380	525
Year Ended January 31, 2004	418	526	272	672