Form 10-Q
period 2006-04-29
AEROPOSTALE INC
filed 2006-05-31
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2006
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

The Registrant had 54,519,577 shares of common stock outstanding as of May 19, 2006.

AÉROPOSTALE, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 29,	January 28,	April 30,
	2006	2006	2005
	(In Thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$143,951	$205,235	$119,293
Short-term investments	60,212	20,037	58,151
Merchandise inventory	108,971	91,908	89,575
Tenant allowances receivable	7,802	6,510	8,757
Prepaid expenses	11,597	12,314	8,942
Prepaid income taxes	5,614	—	—
Other current assets	2,587	3,335	990

Total current assets	340,734	339,339	285,708
Fixtures, equipment and improvements, net	170,228	160,229	133,337
Intangible assets	2,455	2,455	2,529
Other assets	1,986	1,928	1,129

TOTAL ASSETS	$515,403	$503,951	$422,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$71,104	$57,165	$63,607
Accrued compensation	6,319	10,714	7,621
Deferred income taxes	5,195	5,195	893
Income taxes payable	1,770	14,159	1,793
Accrued expenses	35,094	39,120	26,214

Total current liabilities	119,482	126,353	100,128
Deferred rent and tenant allowances	85,395	81,499	70,070
Retirement benefit plan liability	9,229	8,654	6,669
Deferred income taxes	2,344	2,655	1,351
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock — par value, $0.01 per share; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock — par value, $0.01 per share; 200,000 shares authorized, 59,147, 58,598 and 58,423 shares issued	592	586	584
Additional paid-in capital	93,754	88,213	85,985
Accumulated other comprehensive loss	(1,557)	(1,557)	(817)
Deferred compensation	—	(2,577)	(3,762)
Retained earnings	316,632	308,269	232,929
Treasury stock at cost (4,628, 4,548 and 2,974 shares)	(110,468)	(108,144)	(70,434)

Total stockholders’ equity	298,953	284,790	244,485

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$515,403	$503,951	$422,703

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended
	April 29,	April 30,
	2006	2005
	(In Thousands, Except
	Per Share Data)

Net sales	$246,292	$211,674
Cost of sales (includes certain buying, occupancy and warehousing expenses)	175,814	151,903

Gross profit	70,478	59,771
Selling, general and administrative expenses	58,265	46,437

Income from operations	12,213	13,334
Interest income, net	1,496	785

Income before income taxes	13,709	14,119
Income taxes	5,346	5,505

Net income and comprehensive income	$8,363	$8,614

Basic earnings per share	$0.15	$0.16

Diluted earnings per share	$0.15	$0.15

Weighted average basic shares	54,407	55,409

Weighted average diluted shares	55,077	56,573

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	13 weeks ended
	April 29,	April 30,
	2006	2005
	(In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,363	$8,614
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,740	4,535
Stock-based compensation	1,315	335
Excess tax benefits from stock options	(5,894)	—
Other	(871)	132
Changes in operating assets and liabilities:
Merchandise inventory	(17,063)	(8,337)
Accounts payable	13,939	18,749
Income taxes payable	(18,003)	(4,529)
Other assets and liabilities	790	(3,125)

Net cash (used in) provided by operating activities	(10,684)	16,374

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixtures, equipment and improvements	(14,910)	(15,200)
Purchase of short-term investments	(102,960)	(73,837)
Proceeds from sale of short-term investments	62,785	91,910

Net cash (used in) provided by investing activities	(55,085)	2,873

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(2,324)	(6,808)
Proceed from exercise of stock options	915	726
Excess tax benefits from stock options	5,894	—

Net cash provided by (used in) financing activities	4,485	(6,082)

Net (decrease) increase in cash and cash equivalents	(61,284)	13,165
Cash and cash equivalents, beginning of year	205,235	106,128

Cash and cash equivalents, end of period	$143,951	$119,293

Supplemental Disclosure of Cash Flow Information:
Non-cash operating and investing activities	$1,829	$—

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories for young women and men. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and men. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18-25. As of April 29, 2006, we operated 704 stores in 47 states, consisting of 690 Aeropostale stores and 14 Jimmy’Z stores, and in May 2005 we launched our Aeropostale e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).

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

Our business is highly seasonal, and historically we have realized a significant portion of our sales, net income, and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in the third quarter and the holiday selling season in the fourth quarter. Therefore, our interim period consolidated financial statements will not be indicative of our full-year results of operations, financial condition or cash flows. These financial statements should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended January 28, 2006.

References to “2006” mean the 53-week period ending February 3, 2007, and references to “2005” mean the 52-week period ended January 28, 2006. References to “the first quarter of 2006” mean the thirteen-week period ended April 28, 2006, and references to “the first quarter of 2005” mean the thirteen-week period ended April 30, 2005.

2.	Stock Based Compensation

On January 29, 2006, the first day of our 2006 fiscal year, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), as interpreted by SEC Staff Accounting Bulletin No. 107. Under SFAS No. 123(R), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement. We recognized $0.8 million ($0.5 million after-tax or $0.01 per diluted share) in compensation expense related to stock options in the first quarter of 2006. Previous to the adoption of SFAS No. 123(R), we accounted for stock options under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, did not recognize compensation expense in our consolidated financial statements. We adopted the modified prospective transition method provided under SFAS No. 123(R), and consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the first quarter of 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 29, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

Under SFAS No. 123(R), we are required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, we will continue to use the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock — based compensation and consequently, the related amount recognized in the consolidated statements of income.

In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as financing cash flows. Previously, all tax benefits from stock options had been reported as an operating activity. For the first quarter of 2006, net cash used in operating activities decreased, and cash provided by financing activities increased, by $5.9 million related to excess tax benefits realized from the exercise of stock options.

We have stock option plans under which we may grant qualified and non-qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees. As of April 29, 2006, 627,779 shares were available for future grant under our plans. Qualified stock options may not be granted at less than the fair market value at the date of grant. Stock options generally vest over four years on a pro rata basis and expire after eight years. All outstanding stock options immediately vest upon change in control.

As of April 29, 2006, there was $9.0 million of total unrecognized compensation cost related to non-vested options that is expected to be recognized over the remaining weighted-average vesting period of 2.8 years. The weighted-average grant-date fair value of options granted was $14.58 during the first quarter of 2006 and $13.80 during the first quarter of 2005.

The following table summarizes stock options outstanding at April 29, 2006:

			Weighted-Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	(In Thousands)			(In Millions)
			(In Years)

Outstanding, beginning of year	2,041	$12.63
Granted	290	28.88
Exercised	(537)	1.71		$15.1

Cancelled	(7)	18.52

Outstanding as of April 29, 2006	1,787	$18.52	5.62	$22.5

Exercisable as of April 29, 2006	877	$11.18	4.51	$17.3

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

Certain of our employees and all of our directors have been awarded restricted stock, pursuant to restricted stock agreements. The restricted stock awarded to employees vests at the end of three years of continuous service with us. Initial grants of restricted stock awarded to directors vest, pro-rata, over a three-year period, based upon continuous service. Subsequent grants of restricted stock awarded to directors vest in full one year after the grant-date. Total compensation expense is being amortized over the vesting period. Amortization expense was $0.5 million for the first quarter of 2006 and $0.3 million for the first quarter of 2005. As of April 29, 2006, there was $6.1 million of unrecognized compensation cost related to restricted stock awards that is expected to be recognized over the weighted average period of 2.1 years

The following table summarizes restricted stock outstanding at April 29, 2006:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Outstanding, beginning of year	167,650	$28.48
Granted	147,963	28.88
Vested	(12,000)	31.80
Cancelled	(1,550)	28.57

Outstanding as of April 29, 2006	302,063	$28.54

Prior to the first quarter of 2006, no compensation expense was recognized for stock options. Had compensation cost for our stock option plans been determined consistent with SFAS No. 123(R), our net income and earnings per share for the first quarter of 2005 would have been reduced to the following pro forma amounts (in thousands, except per share data):

(In Thousands, Except
Per Share Data)

Net income:
As reported	$8,614
Add: Restricted stock amortization, net of taxes	204
Less: Total stock based compensation expense determined under the fair value method, net of taxes	(600)

Pro-forma	$8,218

Basic earnings per share:
As reported	$0.16

Pro-forma	$0.15

Diluted earnings per share:
As reported	$0.15

Pro-forma	$0.15

The weighted average fair value of stock options was calculated with the following weighted average assumptions used for grants in their respective periods. For 2006: no dividend yield; expected volatility of 50%; risk free interest rate of 4.87%; and expected life of 5.25 years. For 2005: no dividend yield; expected volatility of 40%; risk free interest rate of 4.11%; and expected life of 5 years.

Under the provisions of SFAS No. 123(R), the recognition of deferred compensation at the date that restricted stock is granted, representing the amount of unrecognized restricted stock expense that is reduced as

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

expense is recognized, is no longer required. Therefore, in the first quarter of 2006, the amount that had been in “Deferred compensation” in the Condensed Consolidated Balance Sheet was reversed to zero.

3.	Cost of Sales and Selling, General and Administrative Expenses

Cost of sales includes costs related to: merchandise sold, including inventory valuation adjustments, distribution and warehousing, freight from the distribution center and warehouse to the stores, payroll for our design, buying and merchandising departments, and occupancy costs. Occupancy costs include: rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and all depreciation.

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

4.	Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended
	April 29,	April 30,
	2006	2005
	(In Thousands, Except Per Share Data)

Net income	$8,363	$8,614

Weighted average basic shares	54,407	55,409
Impact of dilutive securities	670	1,164

Weighted average diluted shares	55,077	56,573

Earnings per basic share	$0.15	$0.16

Earnings per diluted share	$0.15	$0.15

Options to purchase 287,000 shares during the first quarter of 2006 and 172,000 shares during the first quarter of 2005 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

5.	Revolving Credit Facility

We have a revolving credit facility (the “credit facility”) with Bank of America, N.A., which allows us to borrow or obtain letters of credit up to an aggregate of $50.0 million, with letters of credit having a sub-limit of $15.0 million. The amount of available credit can be increased to an aggregate of $75.0 million if we so request. The credit facility matures in April 2010, and our assets collateralize indebtedness under the credit facility. Borrowings under the credit facility bear interest at our option, either at (a) the lender’s prime rate or (b) the Euro Dollar Rate plus 0.75% to 1.25%, dependent upon our financial performance. There are no covenants in the credit facility requiring us to achieve certain earnings levels and there are no capital spending limitations. There are certain negative covenants under the credit facility, including but not limited to, limitations on our ability to incur other indebtedness, encumber our assets, or undergo a change of control. Additionally, we are required to maintain a ratio of 2:1 for the value of our inventory to the amount of the loans under the credit facility. As of April 29, 2006, we were in compliance with all covenants under the credit facility. Events of default under the credit facility include, subject to grace periods and notice provisions

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, indictment of or institution of any legal process or proceeding under federal, state, municipal or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the lenders under the credit facility will be entitled to take various actions, including the acceleration of amounts due there under and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral. At April 29, 2006, we had no amount outstanding under the credit facility, and no stand-by or commercial letters of credit issued under the credit facility. In addition, we have not had outstanding borrowings under the credit facility since November 2002.

6.	Retirement Benefit Plans

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements. Under the terms of the plan, employees may contribute up to 14% of gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants. We also have the option to make additional contributions. Matching contributions vest over a five-year service period with 20% vesting after two years and 50% vesting after year three. Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after year five. Contribution expense was $0.2 million for both the first quarters of 2006 and 2005.

We maintain a supplemental executive retirement plan, or SERP, which is a nonqualified defined benefit plan for certain officers. The plan is non-contributory and not funded and provides benefits based on years of service and compensation during employment. Participants are vested upon entrance in the plan. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and this cost is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually.

The components of net periodic pension benefit cost are as follows:

	13 weeks ended
	April 29,	April 30,
	2006	2005
	(In Thousands)

Service cost	$123	$105
Interest cost	233	183
Amortization of prior experience cost	19	19
Amortization of net loss	142	137

Net periodic pension benefit cost	$517	$444

We maintain a long-term incentive deferred compensation plan for the purpose of providing long-term incentive to a select group of management. The plan is a non-qualified, defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking position that are not participants in the SERP. Annual monetary credits are recorded to each participant’s account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant’s account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participant’s accounts will be fully vested upon retirement after completing five years of service and attaining age 55.

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

We maintain a postretirement benefit plan for certain officers. At April 29, 2006, we had a liability of $94,000 in connection with this plan.

7.	Stock Repurchase Program

We repurchase our common stock from time to time under a $150.0 million stock repurchase program. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, and liquidity and capital resource requirements going forward. We repurchased 80,000 shares of our common stock for $2.3 million during the first quarter of 2006 and 4.6 million shares for $110.5 million since the inception of the repurchase program through April 29, 2006. We had $39.5 million of repurchase availability remaining under this $150.0 million stock buy back program as of April 29, 2006.

8.	Commitments and Contingent Liabilities

We are party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results from operations or cash flows. We have not provided any financial guarantees as of April 29, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Aéropostale, Inc. is a mall-based specialty retailer of casual apparel and accessories in the United States. Our target customers are both young women and young men from age 14 to 17, and we provide our customers with a selection of high-quality, active-oriented, fashion basic merchandise at compelling values in a high-energy store environment. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18-25. We opened our first Jimmy’Z stores in July 2005. In addition, we launched our Aeropostale e-commerce business in May 2005. As of April 29, 2006, we operated 704 stores in 47 states, consisting of 690 Aeropostale stores and 14 Jimmy’Z stores, in addition to our e-commerce website, www.aeropostale.com.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” is intended to provide information to help you better understand our financial condition and results of operations. Our business is highly seasonal, and historically we realize a significant portion of our sales, net income, and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in our third quarter and the holiday selling season in our fourth quarter. Therefore, our interim period consolidated financial statements will not be indicative of our full-year results of operations, financial condition or cash flows. We recommend that you read this section along with our condensed consolidated financial statements included in this report and along with our Annual Report on Form 10-K for the year ended January 28, 2006.

The discussion in the following section is on a consolidated basis, unless indicated otherwise.

Overview

We achieved net sales of $246.3 million for the first quarter of 2006, a 16.4% increase over the first quarter of 2005. This increase was driven by total square footage growth of 18.4%, and was partially offset by a 2.9% decline in comparable store sales. Gross profit, as a percentage of net sales, increased by 0.4 percentage points for the first quarter of 2006 versus the first quarter of 2005. The increase in gross profit as a percentage of sales was due to increased merchandise margin, partially offset by increases in occupancy and depreciation and amortization expenses. SG&A, as a percentage of net sales, increased by 1.7 percentage points for the first quarter of 2006 versus the first quarter of 2005, primarily attributable to higher store payroll and transaction costs, higher marketing expense, and the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R) (see note 2 to unaudited condensed consolidated financial statements for a further discussion).

Net income for the first quarter of 2006 was $8.4 million, or $0.15 per diluted share, versus net income of $8.6 million, or $0.15 per diluted share for the first quarter of 2005. Net income for 2006 includes the impact of the adoption of SFAS No. 123(R) on January 29, 2006, the first day of our 2006 fiscal year. The adoption of SFAS No. 123(R) unfavorably impacted net income for the first quarter of 2006 by $0.5 million, or $0.01 per diluted share (see note 2 to unaudited condensed consolidated financial statements for a further discussion about SFAS No. 123(R)).

As of April 29, 2006, we had working capital of $221.3 million, cash and cash equivalents of $144.0 million, short-term investments of $60.2 million, and no third party debt outstanding. Our merchandise inventories increased by 16.4% at April 29, 2006, compared to the first quarter of 2005, and by 2.7% on a square foot basis. We operated 704 stores at April 29, 2006, an increase of 18% from the same period last year.

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 weeks ended
	April 29,	April 30,
	2006	2005

Net sales (in millions)	$246.3	$211.7
Total store count at end of period	704	597
Comparable store count at end of period	550	443
Net sales growth	16.4%	26.3%
(Decrease) increase in comparable store sales	(2.9)%	4.4%
Increase (decrease) in comparable average dollar per unit sold	6.3%	(9.5)%
(Decrease) increase in comparable units per sales transaction	(4.5)%	6.1%
(Decrease) increase in comparable sales transaction	(4.4)%	8.7%
Net sales per average square foot	$100	$104
Gross profit (in millions)	$70.5	$59.8
Income from operations (in millions)	$12.2	$13.3
Diluted earnings per share	$0.15	$0.15
Square footage growth	18.4%	22.6%
Increase in total inventory over comparable period	21.7%	26.2%
Increase in inventory per square foot over comparable period	2.7%	2.9%
Percentages of net sales by category:
Women’s	58%	58%
Men’s	24%	26%
Accessories	18%	16%

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended
	April 29,	April 30,
	2006	2005

Net sales	100.0%	100.0%
Gross profit	28.6%	28.2%
Selling, general and administrative expenses	23.6%	21.9%
Income from operations	5.0%	6.3%
Interest income, net	0.6%	0.3%

Income before income taxes	5.6%	6.6%
Income taxes	2.2%	2.5%

Net income	3.4%	4.1%

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

Net sales for the first quarter of 2006 increased by $34.6 million, or by 16.4% versus the same period last year. New store sales drove the net sales increase for the quarter, and were partially offset by a decrease in comparable store sales. Comparable store sales decreased by $5.9 million, or by 2.9% for the first quarter of 2006, versus a comparable store sales increase of 4.4% for the first quarter of 2005. Comparable store sales increased in our accessories category, and decreased in our young men and young women categories. The overall comparable store sales decline reflected a 6.3% increase in average dollar per unit sold, a 4.5% decrease in units per sales transaction, and a 4.4% decrease in the number of sales transactions. The increase in the average dollar per unit reflects lower promotional activity this year, and a sales shift to higher ticket price merchandise this year. Non-comparable store sales increased by $28.7 million, or by 19.3%, primarily due to 107 more stores open at the end of the first quarter of 2006 versus the end of the first quarter of 2005.

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

Gross profit, as a percentage of net sales, increased by 0.4 percentage points for the first quarter of 2006 versus the same period last year. Merchandise margin increased by 1.5 percentage points, reflecting lower promotional activity. The increase in merchandise margin was partially offset by a 0.6 percentage points increase in depreciation and amortization, and a 0.5 percentage point increase in occupancy costs resulting primarily from new store growth.

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

SG&A increased by $11.8 million, or by 1.7 percentage points, as a percentage of net sales, for the first quarter of 2006 versus the first quarter of 2005. Store payroll and transaction costs increased by $7.4 million, resulting primarily from new store growth, and marketing costs increased by $2.0 million. In addition, stock option expense of $0.8 million was recoded in the first quarter of 2006 resulting from the adoption of SFAS No. 123(R) (see note 2 to unaudited condensed consolidated financial statements for a further discussion). As a percentage of net sales, store payroll and transaction costs contributed to 0.7 percentage points of the increase in SG&A, and marketing expense contributed to 0.6 percentage points of the increase. The adoption of SFAS No. 123(R) was 0.3 percentage points of the increase in SG&A.

Interest income and income taxes — Interest income, net of interest expense, increased by $0.7 million for the first quarter of 2006 and versus the first quarter of 2005. Increases in interest rates and increases in cash and cash equivalents were the primary drivers of the increase in net interest income.

The effective income tax rate was 39.0% for both the first quarter of 2006 and 2005.

Net income — Net income was $8.4 million, or $0.15 per diluted share, for the first quarter of 2006, versus net income of $8.6 million, or $0.15 per diluted share, for the first quarter of 2005. The previously discussed adoption of SFAS No. 123(R) unfavorably impacted net income for the first quarter of 2006 by $0.5 million, or $0.01 per diluted share.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement and enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations and existing cash and cash equivalents. In addition, we have a revolving credit facility (the “credit facility”) that provides for a $50.0 million base borrowing availability, and can be increased to an aggregate of $75.0 million if we so request (see note 5 to the notes to unaudited condensed consolidated financial statements for a further description). We have not had outstanding borrowings under the credit facility since November 2002. At April 29, 2006, we had working capital of $221.3 million, cash and cash equivalents of $144.0 million, short-term investments of $60.2 million, and no third party debt outstanding.

The following table sets forth our cash flows for the period indicated:

	13 weeks ended
	April 29,	April 30,
	2006	2005
	(In Thousands)

Net cash (used in) provided by operating activities	$(10,684)	$16,374
Net cash (used in) provided by investing activities	(55,085)	2,873
Net cash provided by (used in) financing activities	4,485	(6,082)

Net (decrease) increase in cash and cash equivalents	$(61,284)	$13,165

Operating activities — Cash flows from operating activities, our primary form of liquidity on a full-year basis, decreased by $27.1 million for the first quarter of 2006, versus the first quarter of 2005. Cash used for income taxes increased by $13.5 million for the first quarter of 2006, versus the first quarter of 2005 due to the timing of payments. Cash used for merchandise inventories, net of accounts payable, increased by $7.3 million, primarily resulting from new store growth. In accordance with the provisions of SFAS No. 123(R), excess tax benefits from stock options were reported as a financing activity for the first quarter of 2006. For the first quarter of 2005, tax benefits from stock options of $3.4 million were reported as an operating activity.

Due to the seasonality of our business, we have historically generated a significant portion of our cash flows from operating activities in the second half of the year, and we expect this trend to continue through the balance of this year.

Capital requirements — Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores, and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. Capital expenditures for the full year of 2006 are expected to approximate $49 to $54 million to open approximately 70 to 75 new Aeropostale stores and up to approximately 5 new Jimmy’Z stores, to remodel approximately 25 existing stores, to update our existing point-of-sale systems, and for certain other information technology investments.

We had $60.2 million in short-term investments at April 29, 2006, consisting of auction rate debt and preferred stock securities. Auction rate securities are term securities that earn income at a rate that is periodically reset, typically within 35 days, to reflect current market conditions through an auction process. These securities have long-term contractual maturities and are classified as “available-for-sale” securities in the current asset section of our condensed consolidated balance sheets.

Financing activities and capital resources — We repurchase our common stock from time to time under a $150.0 million stock repurchase program. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, and liquidity and capital resource requirements going forward. We repurchased 80,000 shares of our common stock for $2.3 million during the first quarter of 2006 and 4.6 million shares for $110.5 million since the inception of the repurchase program through April 29, 2006. We had $39.5 million of repurchase availability remaining under this $150.0 million stock buy back program as of April 29, 2006.

We have a credit facility that provides for a $50.0 million base borrowing availability, and can be increased to an aggregate of $75.0 million if we so request (see note 5 to the notes to unaudited condensed consolidated financial statements for a further description). At April 29, 2006, we had no amounts outstanding under the credit facility, and no stand-by or commercial letters of credit issued under the credit facility. As of

April 29, 2006, we were in compliance with all covenants under the credit facility. In addition, we have not had outstanding borrowings under the credit facility since November 2002.

In accordance with the provisions of SFAS No. 123(R), excess tax benefits from stock options of $5.9 million were reported as a financing activity for the first quarter of 2006. Previously, all tax benefits from stock options were reported as an operating activity.

     Contractual Obligations

The following table summarizes our contractual obligations as of April 29, 2006:

		Payments Due
		Balance of	In 2007	In 2009	After
	Total	2006	and 2008	and 2010	2010
	(In Thousands)

Contractual Obligations
Employment agreements	$2,635	$1,708	$927	$—	$—
Big East Men’s Basketball Tournament sponsorship agreement	1,810	900	910	—	—
Operating leases	536,825	52,204	140,804	131,662	212,155

Total contractual obligations	$541,270	$54,812	$142,641	$131,662	$212,155

The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 17% of minimum lease obligations in fiscal 2005, or variable costs such as maintenance, insurance and taxes, which represented approximately 56% of minimum lease obligations in fiscal 2005.

Our open purchase orders are cancelable without penalty and are therefore not included in the above table. There were no commercial commitments outstanding as of April 29, 2006, nor have we provided any financial guarantees as of that date.

  Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of April 29, 2006, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the MD&A included in our Annual Report on Form 10-K for the year ended January 28, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At April 29, 2006, we had no borrowings outstanding under our credit facility and we have not had any borrowings outstanding under our credit facility since November 2002. To the extent that we may borrow pursuant to our credit facility in the future, we may be exposed to market risk related to interest rate fluctuations. Additionally, we have not entered into financial instruments for hedging purposes.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  Pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our 2006 first quarter, ended April 29, 2006, our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in internal controls:  During the period covered by this quarterly report, there have been no changes in our internal controls over our financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results from operations or cash flows.

Item 1A.	Risk factors

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve certain risks and uncertainties, including statements regarding the company’s strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. The following risk factors should be read in connection with evaluating the Company’s business and future prospects. All forward looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made. Such uncertainties include, among others, the following factors:

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

Our Board of Directors has authorized a share repurchase program of our outstanding common stock in the amount of $150.0 million. Our purchases of treasury stock for the first quarter ended April 29, 2006 pursuant to the share repurchase program, and remaining repurchase availability at that date, were as follows:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares
	Number of		as Part of	that May Yet Be
	Shares (or	Average	Publicly	Purchased Under
	Units)	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
				(In Thousands)

February 2006	20,000	$29.41	20,000	$41,267
March 2006	20,000	$29.68	20,000	$40,673
April 2006	40,000	$28.55	40,000	$39,531

Total	80,000	$29.05	80,000

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

31.1	Certification by Julian R. Geiger, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Michael J. Cunningham, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Dated: May 31, 2006