Form 10-Q
period 2006-07-29
AEROPOSTALE INC
filed 2006-08-31
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2006
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

The Registrant had 52,823,458 shares of common stock issued and outstanding as of August 28, 2006.

AÉROPOSTALE, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	July 29,	January 28,	July 30,
	2006	2006	2005
	(In Thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$117,307	$205,235	$127,940
Short-term investments	34,117	20,037	14,031
Merchandise inventory	154,720	91,908	162,726
Tenant allowances receivable	11,099	6,510	11,149
Prepaid expenses	12,737	12,314	10,063
Prepaid income taxes	3,091	—	4,097
Other current assets	3,088	3,335	2,019

Total current assets	336,159	339,339	332,025
Fixtures, equipment and improvements, net	178,972	160,229	144,509
Intangible assets	2,455	2,455	2,529
Other assets	1,980	1,928	1,930

TOTAL ASSETS	$519,566	$503,951	$480,993

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$99,391	$57,165	$108,178
Accrued compensation	11,573	10,714	11,693
Deferred income taxes	5,195	5,195	893
Income taxes payable	1,812	14,159	—
Accrued expenses	36,060	39,120	27,063

Total current liabilities	154,031	126,353	147,827
Deferred rent and tenant allowances	88,875	81,499	75,554
Retirement benefit plan liability	9,787	8,654	6,840
Deferred income taxes	1,977	2,655	1,351
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock — par value, $0.01 per share; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock — par value, $0.01 per share; 200,000 shares authorized, 59,244, 58,598 and 58,558 shares issued and outstanding	595	586	586
Additional paid-in capital	96,638	88,213	87,455
Accumulated other comprehensive loss	(1,557)	(1,557)	(817)
Deferred compensation	—	(2,577)	(3,364)
Retained earnings	325,055	308,269	240,378
Treasury stock at cost (6,379, 4,548 and 3,134 shares)	(155,835)	(108,144)	(74,817)

Total stockholders’ equity	264,896	284,790	249,421

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$519,566	$503,951	$480,993

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		26 weeks ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Data)

Net sales	$274,624	$232,770	$520,916	$444,444
Cost of sales (includes certain buying, occupancy and warehousing expenses)	202,048	170,743	377,862	322,646

Gross profit	72,576	62,027	143,054	121,798
Selling, general and administrative expenses	62,222	50,607	120,487	97,044
Other income	2,085	—	2,085	—

Income from operations	12,439	11,420	24,652	24,754
Interest income	1,372	796	2,868	1,581

Income before income taxes	13,811	12,216	27,520	26,335
Income taxes	5,388	4,767	10,734	10,272

Net income and comprehensive income	$8,423	$7,449	$16,786	$16,063

Basic earnings per share	$0.16	$0.13	$0.31	$0.29

Diluted earnings per share	$0.16	$0.13	$0.31	$0.28

Weighted average basic shares	53,627	55,408	54,017	55,408

Weighted average diluted shares	54,072	56,367	54,526	56,470

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	26 weeks ended
	July 29,	July 30,
	2006	2005
	(In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,786	$16,063
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	13,646	9,490
Stock-based compensation	2,874	780
Excess tax benefits from stock options	(6,882)	—
Other	(2,358)	(1,087)
Changes in operating assets and liabilities:
Merchandise inventory	(62,812)	(81,488)
Accounts payable	42,226	63,320
Other assets and liabilities	(7,301)	(6,113)

Net cash (used in) provided by operating activities	(3,821)	965

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixtures, equipment and improvements	(30,475)	(31,327)
Purchase of short-term investments	(183,930)	(101,351)
Proceeds from sale of short-term investments	169,850	163,544

Net cash (used in) provided by investing activities	(44,555)	30,866

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(47,691)	(11,191)
Proceed from exercise of stock options	1,257	1,172
Excess tax benefits from stock options	6,882	—

Net cash used in financing activities	(39,552)	(10,019)

Net (decrease) increase in cash and cash equivalents	(87,928)	21,812
Cash and cash equivalents, beginning of year	205,235	106,128

Cash and cash equivalents, end of period	$117,307	$127,940

Supplemental Disclosure of Cash Flow Information:
Non-cash operating and investing activities	$3,456	$—

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories for young women and men. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and men. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18 to 25. As of July 29, 2006, we operated 726 stores in 47 states, consisting of 712 Aeropostale stores and 14 Jimmy’Z stores, in addition to our Aeropostale e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).

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

References to “2006” mean the 53-week period ending February 3, 2007, and references to “2005” mean the 52-week period ended January 28, 2006. References to “the second quarter of 2006” mean the thirteen-week period ended July 29, 2006, and references to “the second quarter of 2005” mean the thirteen-week period ended July 30, 2005.

2.	Stock Based Compensation

On January 29, 2006, the first day of our 2006 fiscal year, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), as interpreted by SEC Staff Accounting Bulletin No. 107. Under SFAS No. 123(R), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement. We recognized $0.9 million ($0.6 million after-tax, or $0.01 per diluted share) in compensation expense related to stock options in the second quarter of 2006, and $1.8 million ($1.1 million after-tax, or $0.02 per diluted share) during the first twenty-six weeks of 2006. Previous to the adoption of SFAS No. 123(R), we accounted for stock options under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, did not recognize compensation expense in our consolidated financial statements. We adopted the modified prospective transition method provided under SFAS No. 123(R), and consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the second quarter of 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 29, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

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

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as financing cash flows. Previously, all tax benefits from stock options had been reported as an operating activity. For the first twenty-six weeks of 2006, net cash used in operating activities decreased, and cash provided by financing activities increased, by $6.9 million related to excess tax benefits realized from the exercise of stock options.

We have stock option plans under which we may grant qualified and non-qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees. As of July 29, 2006, 1,058,817 shares were available for future grant under our plans. Stock options may not be granted at less than the fair market value at the date of grant. Stock options generally vest over four years on a pro rata basis and expire after eight years. All outstanding stock options immediately vest upon change in control.

As of July 29, 2006, there was $8.2 million of total unrecognized compensation cost related to non-vested options that we expect to be recognized over the remaining weighted-average vesting period of 2.7 years. The weighted-average grant-date fair value of options granted was $13.49 during the second quarter of 2006 and $10.53 during the second quarter of 2005. The weighted-average grant-date fair value of options granted was $14.55 during the first twenty-six weeks of 2006 and $13.74 during the first twenty-six weeks of 2005.

The following table summarizes stock options outstanding at July 29, 2006:

			Weighted-Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	(In Thousands)		(In Years)	(In Millions)

Outstanding as of beginning of year	2,041	$12.63
Granted	299	28.82
Exercised	(634)	1.99		$17.6

Cancelled	(7)	18.52

Outstanding as of July 29, 2006	1,699	$19.42	5.78	$16.2

Exercisable as of July 29, 2006	786	$12.23	4.51	$12.7

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

		Grant-Date
	Shares	Fair Value
	(In Thousands)

Non-vested as of beginning of year	935	$22.52
Granted	299	28.87
Vested	(314)	19.61
Cancelled	(7)	18.52

Non-vested as of July 29, 2006	913	$25.63

Certain of our employees and all of our directors have been awarded restricted stock, pursuant to restricted stock agreements. The restricted stock awarded to employees vests at the end of three years of continuous service with us. Initial grants of restricted stock awarded to directors vest, pro-rata, over a three-year period, based upon continuous service. Subsequent grants of restricted stock awarded to directors vest in full one year after the grant-date. Total compensation expense is being amortized over the vesting period. Amortization expense was $0.6 million for the second quarter of 2006 and $0.4 million for the second quarter of 2005. Amortization expense was $1.1 million for the first twenty-six weeks of 2006 and $0.8 million for the first twenty-six weeks of 2005. As of July 29, 2006, there was $5.2 million of unrecognized compensation cost related to restricted stock awards that is expected to be recognized over the weighted average period of 1.8 years

The following table summarizes restricted stock outstanding at July 29, 2006:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
	(In thousands)

Outstanding as of beginning of year	168	$28.48
Granted	152	28.81
Vested	(13)	31.12
Cancelled	(2)	28.57

Outstanding as of July 29, 2006	305	$28.53

Prior to the first quarter of 2006, no compensation expense was recognized for stock options. Had compensation cost for our stock option plans been determined consistent with SFAS No. 123(R), our net income and earnings per share for the second quarter of 2005 would have been reduced to the following pro forma amounts (in thousands, except per share data):

	13 weeks	26 weeks
	ended	ended
	July 30, 2005

Net income:
As reported	$7,449	$16,063
Add: Restricted stock amortization, net of taxes	272	476
Less: Total stock based compensation expense determined under the fair value method, net of taxes	(708)	(1,308)

Pro-forma	$7,013	$15,231

Basic earnings per share:
As reported	$0.13	$0.29
Pro-forma	$0.13	$0.27

Diluted earnings per share:
As reported	$0.13	$0.28
Pro-forma	$0.12	$0.27

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

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

Under the provisions of SFAS No. 123(R), the recognition of deferred compensation at the date that restricted stock is granted, representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized, is no longer required. Therefore, as of the date of adoption, the amount that had been in “Deferred compensation” in the Condensed Consolidated Balance Sheet was reversed to “Additional paid in capital.”

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

4.	Recent Accounting Developments

In July, 2006, The Financial Accounting Standards Board, or “FASB,” issued Interpretation No. 48, or “FIN 48,” Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our consolidated financial statements.

5.	Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended		26 weeks ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Data)

Net income	$8,423	$7,449	$16,786	$16,063

Weighted average basic shares	53,627	55,408	54,017	55,408
Impact of dilutive securities	445	959	509	1,062

Weighted average diluted shares	54,072	56,367	54,526	56,470

Earnings per basic share	$0.16	$0.13	$0.31	$0.29

Earnings per diluted share	$0.16	$0.13	$0.31	$0.28

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

Options to purchase 589,000 shares during the second quarter of 2006 and 438,000 shares during the first twenty-six weeks of 2006 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

6.	Revolving Credit Facility

We have a revolving credit facility (the “credit facility”) with Bank of America, N.A., which allows us to borrow or obtain letters of credit up to an aggregate of $50.0 million, with letters of credit having a sub-limit of $15.0 million. The amount of available credit can be increased to an aggregate of $75.0 million if we so request. The credit facility matures in April 2010, and our assets collateralize indebtedness under the credit facility. Borrowings under the credit facility bear interest at our option, either at (a) the lender’s prime rate or (b) the Euro Dollar Rate plus 0.75% to 1.25%, dependent upon our financial performance. There are no covenants in the credit facility requiring us to achieve certain earnings levels and there are no capital spending limitations. There are certain negative covenants under the credit facility, including but not limited to, limitations on our ability to incur other indebtedness, encumber our assets, or undergo a change of control. Additionally, we are required to maintain a ratio of 2:1 for the value of our inventory to the amount of the loans under the credit facility. As of July 29, 2006, we were in compliance with all covenants under the credit facility. Events of default under the credit facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, indictment of or institution of any legal process or proceeding under federal, state, municipal or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the lenders under the credit facility will be entitled to take various actions, including the acceleration of amounts due there under and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral. At July 29, 2006, we had no amount outstanding under the credit facility, and no stand-by or commercial letters of credit issued under the credit facility. In addition, we have not had outstanding borrowings under the credit facility since November 2002.

7.	Retirement Benefit Plans

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

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS — (Continued)

The components of net periodic pension benefit cost are as follows:

	13 weeks ended		26 weeks ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
	(In Thousands)

Service cost	$123	$105	$246	$210
Interest cost	233	183	466	366
Amortization of prior service cost	19	18	38	37
Amortization of net loss	142	138	284	275

Net periodic pension benefit cost	$517	$444	$1,034	$888

We maintain a long-term incentive deferred compensation plan for the purpose of providing long-term incentive to a select group of management. The plan is a non-qualified, defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher- ranking position that are not participants in the SERP. Annual monetary credits are recorded to each participant’s account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant’s account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participant’s accounts will be fully vested upon retirement after completing five years of service and attaining age 55.

We maintain a postretirement benefit plan for certain officers. At July 29, 2006, we had a liability of $123,000 in connection with this plan.

8.	Stock Repurchase Program

We repurchase our common stock from time to time under a stock repurchase program. In June 2006, our Board of Directors approved a $100 million increase in repurchase availability under the program, bringing total repurchase availability, since inception of the program, to $250 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, and liquidity and capital resource requirements going forward. We repurchased 1,751,400 shares of our common stock for $45.4 million during the second quarter of 2006 and 160,000 shares of our common stock for $4.4 million during the second quarter of 2005. We repurchased 1,831,400 shares of our common stock for $47.7 million during the first six months of 2006 and 385,000 shares of our common stock for $11.2 million during the first six months of 2005. We repurchased 6,379,650 shares for $155.8 million since the inception of the repurchase program through July 29, 2006, with $94.2 million of repurchase availability remaining under the program as of July 29, 2006.

9.	Other Income:

During the second quarter of 2006, we resolved a dispute with a vendor regarding the enforcement of our intellectual property rights. In connection with the resolution of this dispute, we received net proceeds of $2.1 million from this vendor, which has been recorded in other income for the three and six -month periods ended July 30, 2006. There are no future obligations or commitments connected with this matter.

10.	Commitments and Contingent Liabilities

We are party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results from operations or cash flows. We have not provided any financial guarantees as of July 29, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve certain risks and uncertainties, including statements regarding the company’s strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. The risk factors included in Item 1A should be read in connection with evaluating the Company’s business and future prospects. All forward looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made.

Introduction

Aéropostale, Inc. is a mall-based specialty retailer of casual apparel and accessories in the United States. Our target customers are both young women and young men from age 14 to 17, and we provide our customers with a selection of high-quality, active-oriented, fashion basic merchandise at compelling values in a high-energy store environment. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18 to 25. We opened our first Jimmy’Z stores in July 2005. In addition, we launched our Aeropostale e-commerce business in May 2005. As of July 29, 2006, we operated 726 stores in 47 states, consisting of 712 Aeropostale stores and 14 Jimmy’Z stores, in addition to our e-commerce website, www.aeropostale.com.

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

Overview

We achieved net sales of $274.6 million for the second quarter of 2006, or an 18.0% increase over the second quarter of 2005. The increase in net sales was driven primarily by total square footage growth of 15.0% and a comparable store sales increase of 1%. On a year-to-date basis, we achieved net sales of $520.9 million for the first twenty-six weeks of 2006, or a 17.2% increase over the same period in 2005. Comparable store sales decreased 0.9% for the first twenty-six weeks of 2006. Gross profit, as a percentage of net sales, decreased by 0.2 percentage points for the second quarter of 2006 and was flat for the first twenty-six weeks of 2006. Merchandise margin increased by 0.9 percentage points for the second quarter of 2006 due to lower promotional activity and was offset by increases in depreciation and amortization and occupancy expenses. SG&A, as a percentage of net sales, increased by 1.0 percentage points for the second quarter of 2006 and by 1.3 percentage points for the first twenty-six weeks of 2006, primarily attributable to higher store payroll and transaction costs, higher marketing expense, and the adoption of new accounting guidance requiring stock options to be expensed (SFAS No. 123(R)) at the beginning of the current fiscal year. We recognized $2.1 million in other income, net of expenses, during the second quarter of 2006 in connection with the resolution of a dispute with a vendor regarding the enforcement of our intellectual property rights. Interest income increased by $0.6 million for the second quarter of 2006 and by $1.3 million on a year-to-date basis versus last year. Increases in interest rates and cash and cash equivalents were the primary drivers of the increase in net interest income. The effective income tax rate was 39.0% for both 2006 and 2005.

Net income for the second quarter of 2006 was $8.4 million, or $0.16 per diluted share, versus net income of $7.4 million, or $0.13 per diluted share for the second quarter of 2005. The other income described above favorably impacted net income by $1.3 million, or by $0.03 per diluted share, in 2006.

As of July 29, 2006, we had working capital of $182.1 million, cash and cash equivalents of $117.3 million, short-term investments of $34.1 million, and no third party debt outstanding. Our merchandise inventories decreased by 5%, or by 17% on a square foot basis, at July 29, 2006, compared to the second quarter of 2005. We operated 726 stores at July 29, 2006, an increase of 15% from the same period last year.

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 weeks ended		26 weeks ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Net sales (in millions)	$274.6	$232.8	$520.9	$444.4
Total store count at end of period	726	634	726	634
Comparable store sales count at end of period	591	477	591	477
Net sales growth	18.0%	19.5%	17.2%	22.6%
Increase (decrease) in comparable store sales	1.0%	(2.2)%	(0.9)%	0.9%
Increase (decrease) in comparable average unit retail	1.6%	(9.2)%	3.7%	(9.3)%
(Decrease) increase in comparable units per sales transaction	(2.2)%	2.5%	(3.3)%	4.2%
Increase (decrease) in comparable sales transaction	1.7%	5.1%	(1.2)%	6.8%
Net sales per average square foot	$106	$105	$205	$210
Gross profit (in millions)	$72.6	$62.0	$143.1	$121.8
Income from operations (in millions)	$12.4	$11.4	$24.7	$24.8
Diluted earnings per share	$0.16	$0.13	$0.31	$0.28
Square footage growth	15%	22%	15%	22%
(Decrease) increase in total inventory over comparable period	(5)%	64%	(5)%	64%
(Decrease) increase in inventory per square foot over comparable period	(17)%	34%	(17)%	34%
Percentages of net sales by category:
Women’s	57%	61%	57%	59%
Men’s	27%	26%	26%	26%
Accessories	16%	13%	17%	15%

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		26 weeks ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	26.4%	26.6%	27.4%	27.4%
Selling, general and administrative expenses	22.7%	21.7%	23.1%	21.8%
Other income	0.8%	—	0.4%	—
Income from operations	4.5%	4.9%	4.7%	5.6%
Interest income, net	0.5%	0.3%	0.6%	0.4%
Income before income taxes	5.0%	5.2%	5.3%	5.9%
Income taxes	1.9%	2.0%	2.1%	2.3%
Net income	3.1%	3.2%	3.2%	3.6%

Results of Operations

Sales — Net sales consist of sales from comparable stores and non-comparable stores. A store is included in comparable store sales after fourteen months of operation. We consider a remodeled or relocated store with more than a 25% change in square feet to be a new store. Prior period sales from stores that have closed are not included in comparable store sales, nor are sales from our e-commerce business or sales from our temporary arrangements with colleges and universities.

Net sales for the second quarter of 2006 increased by $41.8 million, or by 18.0% versus the same period last year. Total square footage growth of 15.0% drove the net sales increase for the quarter, as well as an increase in comparable store sales. Comparable store sales increased by $2.1 million, or by 1.0% for the second quarter of 2006, versus a comparable store sales decrease of 2.2% for the second quarter of 2005. Comparable store sales increased in our young men and accessories categories, and decreased in our young women category. The overall comparable store sales increase reflected a 1.6% increase in average unit retail, a 1.7% increase in the number of sales transactions, and a 2.2% decrease in units per sales transaction. The increase in the average unit retail reflects lower promotional activity this year. Non-comparable store sales increased by $39.7 million, or by 17.0%, primarily due to 92 more stores open at the end of the second quarter of 2006 versus the end of the second quarter of 2005.

Net sales for the first twenty-six weeks of 2006 increased by $76.5 million, or by 17.2%, driven by new store sales. Comparable store sales decreased by $3.9 million, or by 0.9% for the year-to-date period, versus a comparable store sales increase of 0.9% for the first twenty-six weeks of 2005. Non-comparable store sales increased by $80.4 million, or by 18.1%, primarily due to the new store openings discussed above.

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

Gross profit, as a percentage of net sales, decreased by 0.2 percentage points for the second quarter of 2006 versus the same period last year. Merchandise margin increased by 0.9 percentage points, reflecting lower promotional activity. A 0.4 percentage points increase in depreciation and amortization and a 0.4 percentage point increase in occupancy costs, both resulting primarily from new store growth, offset the increase in merchandise margin.

Gross profit, as a percentage of net sales, was flat for the first twenty-six weeks of 2006 versus the same period last year. Merchandise margin increased by 1.2 percentage points, reflecting lower promotional activity, and was offset by a 0.5 percentage points increase in depreciation and amortization and a 0.4 percentage point increase in occupancy costs.

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

SG&A increased by $11.6 million, or by 1.0 percentage point, as a percentage of net sales, for the second quarter of 2006 versus the second quarter of 2005. Store payroll and transaction costs increased by $7.1 million, resulting primarily from new store growth, and marketing costs increased by $0.9 million. In addition, stock option expense of $0.9 million was recorded in the second quarter of 2006 resulting from the adoption of SFAS No. 123(R) (see note 2 to unaudited condensed consolidated financial statements for a further discussion). As a percentage of net sales, the adoption of SFAS No. 123(R)contributed to 0.4 percentage points of the increase in SG&A, and marketing expense contributed to 0.2 percentage points of the increase.

SG&A, as a percentage of net sales, increased by 1.3 percentage points for the first twenty-six weeks of 2006 versus the same period last year. As a percentage of net sales, store payroll and transaction costs contributed to 0.4 percentage points of the increase in SG&A, the adoption of SFAS No. 123(R)contributed to 0.3 percentage points of the increase, and marketing expense contributed to 0.4 percentage points of the increase.

Other income — We recognized $2.1 million in other income during the second quarter of 2006 in connection with the resolution of a dispute with a vendor regarding the enforcement of our intellectual property rights.

Interest income and income taxes — Interest income increased by $0.6 million for the second quarter of 2006, and by $1.3 million for the first twenty-six weeks of 2006, versus the same periods in 2005. Increases in interest rates and increases in cash and cash equivalents were the primary drivers of the increase in net interest income.

The effective income tax rate was 39.0% for all periods presented.

Net income — Net income was $8.4 million, or $0.16 per diluted share, for the second quarter of 2006, versus net income of $7.4 million, or $0.13 per diluted share, for the second quarter of 2005. The previously discussed adoption of SFAS No. 123(R) unfavorably impacted net income for the second quarter of 2006 by $0.6 million, or $0.01 per diluted share.

Net income was $16.8 million, or $0.31 per diluted share, for the first twenty-six weeks of 2006, versus net income of $16.1 million, or $0.28 per diluted share, for the first twenty-six weeks of 2005. The previously discussed adoption of SFAS No. 123(R) unfavorably impacted net income for the first twenty-six weeks of 2006 by $1.1 million, or $0.02 per diluted share.

Consolidated net income included net losses from the Company’s Jimmy’Z subsidiary of $1.6 million, or $0.03 per diluted share, for the second quarter of 2006 and $3.1 million, or $0.6 per diluted share, for the first twenty-six weeks of 2006. Consolidated net income included net losses from the Company’s Jimmy’Z subsidiary of $1.1 million, or $0.02 per diluted share, for the second quarter of 2005 and $1.8 million, or $0.3 per diluted share, for the first twenty-six weeks of 2005.

The other income discussed above favorably impacted net income for the second quarter and first twenty-six weeks of 2006 by $1.3 million, or $0.03 per diluted share.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement and enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations and existing cash and cash equivalents. In addition, we have a revolving credit facility (the “credit facility”) that provides for a $50.0 million base borrowing availability, and can be increased to an aggregate of $75.0 million if we so request (see note 5 to the notes to unaudited condensed consolidated financial statements for a further description). We have not had outstanding borrowings under the credit facility since November 2002. At

July 29, 2006, we had working capital of $182.1 million, cash and cash equivalents of $117.3 million, short-term investments of $34.1 million, and no third party debt outstanding.

The following table sets forth our cash flows for the period indicated:

	26 weeks ended
	July 29,	July 30,
	2006	2005
	(In Thousands)

Net cash (used in) provided by operating activities	$(3,821)	$965
Net cash (used in) provided by investing activities	(44,555)	30,866
Net cash used in financing activities	(39,552)	(10,019)

Net (decrease) increase in cash and cash equivalents	$(87,928)	$21,812

Operating activities — Cash flows from operating activities, our primary form of liquidity on a full-year basis, decreased by $4.8 million for the first twenty-six weeks of 2006, versus the first twenty-six weeks of 2005. Cash provided by net income, as adjusted for non-cash items, increased by $5.7 million for the first twenty-six weeks of 2006, versus the second quarter of 2005. Cash used for merchandise inventories, net of accounts payable, increased by $2.4 million, primarily resulting from new store growth. In accordance with the provisions of SFAS No. 123(R), excess tax benefits from stock options of $6.9 million were reported as a financing activity for the first twenty-six weeks of 2006. For the first twenty-six weeks of 2005, tax benefits from stock options of $4.3 million were reported as an operating activity.

Merchandise inventories decreased by 5%, or by 17% on a square foot basis, as of July 29, 2006, as compared to July 30, 2005. Merchandise inventories increased by 64%, or by 34% on a square foot basis, as of July 30, 2005, as compared to July 31, 2004.

Due to the seasonality of our business, we have historically generated a significant portion of our cash flows from operating activities in the second half of the year, and we expect this trend to continue through the balance of this year.

Capital requirements — Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores, and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. Capital expenditures for the full year of 2006 are expected to approximate $54 million to open approximately 75 new Aeropostale stores, to remodel approximately 22 existing stores, to update our existing point-of-sale systems, and for certain other information technology investments.

We had $34.1 million in short-term investments at July 29, 2006, consisting of auction rate debt and preferred stock securities. Auction rate securities are term securities that earn income at a rate that is periodically reset, typically within 35 days, to reflect current market conditions through an auction process. These securities have long-term contractual maturities and are classified as “available-for-sale” securities in the current asset section of our condensed consolidated balance sheets.

Financing activities and capital resources — We repurchase our common stock from time to time under a stock repurchase program. In June 2006, our Board of Directors approved a $100 million increase in repurchase availability under the program, bringing total repurchase availability since inception of the program to $250 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, and liquidity and capital resource requirements going forward. We repurchased 1,751,400 shares of our common stock for $45.4 million during the second quarter of 2006 and 160,000 shares of our common stock for $4.4 million during the second quarter of 2005. We repurchased 1,831,400 shares of our common stock for $47.7 million during the first six months of 2006 and 385,000 shares of our common stock for $11.2 million during the first six months of 2005. We repurchased 6,379,650 shares for $155.8 million since the inception of the repurchase program through July 29, 2006, with $94.2 million of repurchase availability remaining under the program as of July 29, 2006.

We have a credit facility that provides for a $50.0 million base borrowing availability, and can be increased to an aggregate of $75.0 million if we so request (see note 5 to the notes to unaudited condensed consolidated financial statements for a further description). At July 29, 2006, we had no amounts outstanding under the credit facility, and no stand-by or commercial letters of credit issued under the credit facility. As of July 29, 2006, we were in compliance with all covenants under the credit facility. In addition, we have not had outstanding borrowings under the credit facility since November 2002.

In accordance with the provisions of SFAS No. 123(R), excess tax benefits from stock options of $6.9 million were reported as a financing activity for the second quarter of 2006. Previously, all tax benefits from stock options were reported as an operating activity.

Contractual Obligations

The following table summarizes our contractual obligations as of July 29, 2006:

		Payments Due
		Balance of	In 2007	In 2009	After
	Total	2006	and 2008	and 2010	2010
	(In Thousands)

Contractual Obligations
Employment agreements	$2,066	$1,139	$927	$—	$—
Sponsorship and advertising contracts	2,910	300	1,886	724	—
Operating leases	543,893	36,112	145,741	136,236	225,804

Total contractual obligations	$548,869	$37,551	$148,554	$136,960	$225,804

The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 17% of minimum lease obligations in fiscal 2005, or variable costs such as maintenance, insurance and taxes, which represented approximately 56% of minimum lease obligations in fiscal 2005.

Our open purchase orders are cancelable without penalty and are therefore not included in the above table. There were no commercial commitments outstanding as of July 29, 2006, nor have we provided any financial guarantees as of that date.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of July 29, 2006, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

At July 29, 2006, we had no borrowings outstanding under our credit facility and we have not had any borrowings outstanding under our credit facility since November 2002. To the extent that we may borrow pursuant to our credit facility in the future, we may be exposed to market risk related to interest rate fluctuations. Additionally, we have not entered into financial instruments for hedging purposes.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  Pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our 2006 second quarter, ended July 29, 2006, our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

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

If we were unable to identify and respond to consumers’ fashion preferences in a timely manner, our profitability would decline.

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

Our sourcing agents and independent manufacturers are required to operate in compliance with all applicable foreign and domestic laws and regulations. While our vendor operating guidelines promote ethical business practices for our vendors and suppliers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer, or by one of the sourcing agents, or the divergence of an independent manufacturer’s or sourcing agent’s labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products or damage the Company’s reputation. Any of these, in turn, could have a material adverse effect on the Company’s financial condition and results of operations. To help mitigate this risk, we engage a third party independent contractor to visit the production facilities from which we receive our products. This independent contractor assesses the compliance of the facility with, among other things, local and United States labor laws and regulations as well as foreign and domestic fair trade and business practices.

We rely on a small number of vendors to supply a significant amount of our merchandise.

In fiscal 2005, we sourced approximately 33% of our merchandise from our top three suppliers; one company supplied approximately 15% of our merchandise, and two others each supplied approximately 9% of our merchandise. In addition, approximately 67% of our merchandise was directly sourced from our top ten suppliers, and one company acted as our agent with respect to the sourcing of approximately 21% of our merchandise. Our relationships with our suppliers generally are not on a long-term contractual basis and do not provide assurances on a long-term basis as to adequate supply, quality or acceptable pricing. Most of our suppliers could discontinue selling to us at any time. If one or more of our significant suppliers were to sever their relationship with us, we could be unable to obtain replacement products in a timely manner, which could have a material adverse effect on our sales, financial condition and results of operations.

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

We expect that the introduction of new brand concepts and other business opportunities will play an important role in our overall growth strategy. In particular, we have and will continue to open our Jimmy’Z brand stores. The operation of the Jimmy’Z store is subject to numerous risks, including unanticipated operating problems; lack of prior experience; lack of customer acceptance; new vendor relationships; competition from existing and new retailers; and could be a diversion of management’s attention from the Company’s core Aéropostale business. The Jimmy’Z concept involves, among other things, implementation of a retail apparel concept which is subject to many of the same risks as Aéropostale, as well as additional risks inherent with a more fashion driven concept, including risks of difficulty in merchandising, uncertainty of customer acceptance, fluctuations in fashion trends and customer tastes, as well as the attendant mark-down risks. Risks inherent in any new concept are particularly acute with respect to Jimmy’Z because this is the first significant new venture by us, and the nature of the Jimmy’Z business differs in certain respects from that of our core Aéropostale business. There can be no assurance that the Jimmy’Z stores will achieve sales and profitability levels justifying our investments in this business. If those sales levels are not achieved we may be forced to recognize impairments in the carrying value of our investments, which would have a negative impact on our results of operations.

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

We rely on a third party to manage the warehousing and order fulfillment for our E-Commerce business.

We rely on one third party, GSI Commerce, pursuant to an E-Commerce Agreement, to warehouse all of the inventory sold through our e-commerce website, as well as to fulfill all of our e-commerce sales to our customers. Any significant interruption in the operations of GSI Commerce, of which we have no control, would have a material adverse effect on our e-commerce business.

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

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Our Board of Directors has authorized a share repurchase program of our outstanding common stock in the amount of $250.0 million. Our purchases of treasury stock for the second quarter ended July 29, 2006 pursuant to the share repurchase program, and remaining repurchase availability at that date, were as follows:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares
	Number of		as Part of	that May Yet Be
	Shares (or	Average	Publicly	Purchased Under
	Units)	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
	(In Thousands)

May 2006	120,000	$25.19	120,000	$136,508
June 2006	1,606,400	$25.93	1,606,000	$94,863
July 2006	25,000	$27.94	25,000	$94,164

Total	1,751,400	$25.90	1,751,400

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) In accordance with the Company’s Notice of Annual Meeting and Proxy statement dated May 12, 2006, the Company held its Annual Meeting of Stockholders on June 14, 2006. Holders of 52,229,488 shares of the Company’s common stock were present in person or by proxy representing approximately 96% of the Company’s 54,518,577 shares outstanding on the record date. The matters set forth in the paragraphs below were submitted to a vote of the Company’s stockholders.

(b) The following persons were elected as members of the Board of Directors to serve a term of one year and until their successors shall have been duly elected and qualified:

Name of Nominee	Votes For	Votes Withheld

Julian R. Geiger	51,166,927	1,062,561
Bodil Arlander	52,082,617	146,871
Ronald R. Beegle	52,084,602	144,886
Mary Elizabeth Burton	51,580,491	648,997
Robert B. Chavez	51,845,331	384,157
David H. Edwab	52,082,927	146,561
Karin Hirtler-Garvey	52,083,450	146,038
John D. Howard	25,557,533	26,671,955
David B. Vermylen	51,846,027	383,461

At the Company’s Board of Directors meeting held on August 14, 2006, the Company’s Board of Directors, upon recommendation of the Nominating and Corporate Governance Committee of the Board, unanimously approved a Board member meeting attendance policy requiring all Board members to attend at least 75% of all Board and Committee meetings during the fiscal year, as well as establishing a minimum vote receipt policy regarding the Company’s Annual Meeting which requires Board members standing for election to receive more votes cast in favor of their election than withheld. In the event either of these policies are not met, then the Company and the Board may take action. This policy is published on the Company’s website, www.aeropostale.com.

(c) The proposal to approve amended and restated 1998 stock option plan, which was approved and recommended by the Company’s Audit Committee of the Board of Directors, was approved by a majority of the shares voted as follows:

Votes For	Votes Against	Abstentions

45,226,752	1,057,155	16,757

(d) The proposal to approve amended and restated 2002 long-term incentive plan, which was approved and recommended by the Company’s Audit Committee of the Board of Directors, was approved by a majority of the shares voted as follows:

Votes For	Votes Against	Abstentions

44,575,360	1,706,806	18,498

(e) The proposal to ratify Deloitte & Touche LLP as the company’s independent registered public accounting firm for 2006, which was approved and recommended by the Company’s Audit Committee of the Board of Directors, was approved by a majority of the shares voted as follows:

Votes For	Votes Against	Abstentions

51,162,310	939,155	128,022

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit
No.	Description

3.1	Form of Amended and Restated Certificate of Incorporation.†
3.2	Form of Amended and Restated By-Laws.†
4.1	Specimen Common Stock Certificate.†
4.2	Stockholders’ Agreement, dated as of August 3, 1998, by and among MSS-Delaware, Inc., MSS Acquisition Corp. II, Federated Specialty Stores, Inc., Julian R. Geiger, David R. Geltzer and John S. Mills.†
10.1	Aéropostale, Inc. 1998 Stock Option Plan.†
10.2	Aéropostale, Inc. 2002 Long-Term Incentive Plan.†
10.3	Management Services Agreement, dated as of July 31, 1998, between MSS-Delaware, Inc. and MSS Acquisition Corp. II.†
10.4	Loan and Security Agreement, dated July 31, 1998 between Bank Boston Retail Finance Inc., as agent for the lenders party thereto (the “Lenders”), the Lenders and MSS-Delaware, Inc.†
10.5	First Amendment to Loan and Security Agreement, dated November 8, 1999, by and between Bank Boston Retail Finance Inc., as agent for the Lenders, the Lenders and MSS-Delaware, Inc.†
10.6	Second Amendment to Loan and Security Agreement, dated May 2, 2002, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc.).†
10.7	Third Amendment to Loan and Security Agreement, dated June 13, 2001, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc.).†
10.8	Fourth Amendment to Loan and Security Agreement, dated February 2, 2002, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc.).†
10.9	Sublease Agreement, dated February 5, 2002, between the United States Postal Services and Aéropostale, Inc.†
10.10	Merchandise Servicing Agreement, dated April 1, 2002, between American Distribution, Inc. and Aeropostale, Inc.†††††
10.11	Interim Merchandise Servicing Agreement, dated as of February 11, 2002, by and between American Consolidation Inc. and Aéropostale, Inc.†

Exhibit
No.	Description

10.12	Sourcing Agreement, dated July 22, 2002, by and among Federated Department Stores, Inc., Specialty Acquisition Corporation and Aéropostale, Inc.††
10.13	Fifth Amendment to Loan and Security Agreement, dated April 15, 2002, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc.).†
10.14	Amendment No. 1 to Stockholders’ Agreement, dated April 23, 2002, by and among Aéropostale, Inc., Bear Stearns MB 1998-1999 Pre-Fund, LLC and Julian R. Geiger.†
10.15	Employment Agreement, dated as of February 1, 2002, between Aéropostale, Inc. and Julian R. Geiger.†
10.16	Employment Agreement, dated February 1, 2002, between Aéropostale, Inc. and Christopher L. Finazzo.††
10.17	Employment Agreement, dated February 1, 2002, between Aéropostale, Inc. and John S. Mills.††
10.18	Fifth Amendment to Loan and Security Agreement, dated October 7, 2003, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc).†††
10.19	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Julian R. Geiger.††††
10.20	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Christopher L. Finazzo.††††
10.21	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and John S. Mills.††††
10.22	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Michael J. Cunningham.††††
10.23	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Thomas P. Johnson.††††
10.24	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Olivera Lazic-Zangas.††††
10.25	Amendment No. 1, dated as of April 11, 2005, to Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Julian R. Geiger. †††††
31.1	Certification by Julian R. Geiger, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Michael J. Cunningham, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Incorporated by reference to the Registration Statement on Form S-1, originally filed by Aéropostale, Inc. on March 8, 2002 (Registration No. 333-84056).

††	Incorporated by reference to the Registrant’s Annual Report on 10-K, for the fiscal year ended February 1, 2003 (File No. 001-31314).

†††	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended November 1, 2003 (File No. 001-31314).

††††	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended January 31, 2004 (File No. 001-31314).

†††††	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended January 28, 2005 (File No. 001-31314).

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
Dated: August 31, 2006