Form 10-Q
period 2006-10-28
AEROPOSTALE INC
filed 2006-12-07
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2006
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

The Registrant had 52,572,819 shares of common stock issued and outstanding as of December 1, 2006.

AÉROPOSTALE, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 28,	January 28,	October 29,
	2006	2006	2005
	(In Thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$148,141	$205,235	$114,317
Short-term investments	55,202	20,037	20,062
Merchandise inventory	167,527	91,908	159,873
Tenant allowances receivable	9,647	6,510	10,712
Prepaid expenses	14,635	12,314	11,997
Other current assets	2,894	3,335	5,721

Total current assets	398,046	339,339	322,682
Fixtures, equipment and improvements, net	179,885	160,229	162,325
Intangible assets	2,455	2,455	2,529
Other assets	1,600	1,928	1,937

TOTAL ASSETS	$581,986	$503,951	$489,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$117,854	$57,165	$95,064
Accrued compensation	11,498	10,714	7,818
Deferred income taxes	5,195	5,195	1,519
Income taxes payable	17,715	14,159	8,085
Accrued expenses	37,235	39,120	32,355

Total current liabilities	189,497	126,353	144,841
Deferred rent and tenant allowances	89,526	81,499	81,409
Retirement benefit plan liability	10,321	8,654	7,347
Deferred income taxes	1,605	2,655	4,321
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock — par value, $0.01 per share; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock — par value, $0.01 per share; 200,000 shares authorized, 59,260, 58,598 and 58,558 shares issued and outstanding	593	586	586
Additional paid-in capital	98,512	88,213	87,567
Accumulated other comprehensive loss	(1,557)	(1,557)	(817)
Deferred compensation	—	(2,577)	(2,968)
Retained earnings	357,625	308,269	266,463
Treasury stock at cost (6,688, 4,548 and 4,203 shares)	(164,136)	(108,144)	(99,276)

Total stockholders’ equity	291,037	284,790	251,555

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$581,986	$503,951	$489,473

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)

	13 weeks ended		39 weeks ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
	(In Thousands, Except per Share Data)

Net sales	$385,455	$324,657	$906,371	$769,101
Cost of sales (includes certain buying, occupancy and warehousing expenses)	261,856	229,938	639,718	552,584

Gross profit	123,599	94,719	266,653	216,517
Selling, general and administrative expenses	71,840	52,411	192,327	149,455

Other income	—	—	2,085	—

Income from operations	51,759	42,308	76,411	67,062
Interest income	1,632	781	4,500	2,362

Income before income taxes	53,391	43,089	80,911	69,424
Income taxes	20,821	17,004	31,555	27,276

Net income and comprehensive income	$32,570	$26,085	$49,356	$42,148

Basic earnings per share	$0.62	$0.48	$0.92	$0.76

Diluted earnings per share	$0.61	$0.47	$0.91	$0.75

Weighted average basic shares	52,743	54,913	53,592	55,243

Weighted average diluted shares	53,189	55,711	54,080	56,217

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	39 weeks ended
	October 28,	October 29,
	2006	2005
	(In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,356	$42,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,227	15,046
Stock-based compensation	4,465	1,282
Excess tax benefits from stock options	(6,968)	—
Other	(3,932)	2,164
Changes in operating assets and liabilities:
Merchandise inventory	(75,619)	(78,635)
Accounts payable	60,689	50,206
Other assets and liabilities	15,876	3,070

Net cash provided by operating activities	65,094	35,281

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixtures, equipment and improvements	(39,452)	(48,783)
Purchase of short-term investments	(294,510)	(166,376)
Proceeds from sale of short-term investments	259,345	222,538

Net cash (used in) provided by investing activities	(74,617)	7,379

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(55,992)	(35,650)
Proceed from exercise of stock options	1,453	1,179
Excess tax benefits from stock options	6,968	—

Net cash used in financing activities	(47,571)	(34,471)

Net (decrease) increase in cash and cash equivalents	(57,094)	8,189
Cash and cash equivalents, beginning of year	205,235	106,128

Cash and cash equivalents, end of period	$148,141	$114,317

Supplemental Disclosure of Cash Flow Information:
Non-cash operating and investing activities	$2,973	$5,916

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories for young women and men. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and men. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18 to 25. As of October 28, 2006, we operated 738 stores in 47 states, consisting of 724 Aeropostale stores and 14 Jimmy’Z stores, in addition to our Aeropostale e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).

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

References to “2006” mean the 53-week period ending February 3, 2007, and references to “2005” mean the 52-week period ended January 28, 2006. References to “the third quarter of 2006” mean the thirteen-week period ended October 28, 2006, and references to “the third quarter of 2005” mean the thirteen-week period ended October 29, 2005.

2.	Stock Based Compensation

On January 29, 2006, the first day of our 2006 fiscal year, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), as interpreted by SEC Staff Accounting Bulletin No. 107. Under SFAS No. 123(R), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement. We recognized $1.0 million ($0.6 million after-tax, or $0.01 per diluted share) in compensation expense related to stock options during the third quarter of 2006, and $2.7 million ($1.7 million after-tax, or $0.03 per diluted share) during the first thirty-nine weeks of 2006. Previous to the adoption of SFAS No. 123(R), we accounted for stock options under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, did not recognize compensation expense in our consolidated financial statements. We adopted the modified prospective transition method provided under SFAS No. 123(R), and consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in the third quarter of 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 29, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Under SFAS No. 123(R), we are required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which include a binomial model and the Black-Scholes model. At the present time, we will continue to use the Black-Scholes model, which requires the input of subjective assumptions. These

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock — based compensation and consequently, the related amount recognized in the consolidated statements of income.

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

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as financing cash flows. Previously, all tax benefits from stock options had been reported as an operating activity. For the first thirty-nine weeks of 2006, net cash provided by operating activities, and net cash used for financing activities, was decreased by $7.0 million related to excess tax benefits realized from the exercise of stock options.

We have stock option plans under which we may grant qualified and non-qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees. As of October 28, 2006, 679,367 shares were available for future grant under our plans. Stock options may not be granted at less than the fair market value at the date of grant. Stock options generally vest over four years on a pro rata basis and expire after eight years. All outstanding stock options immediately vest upon change in control.

As of October 28, 2006, there was $7.4 million of total unrecognized compensation cost related to non-vested options that we expect to be recognized over the remaining weighted-average vesting period of 2.5 years. The weighted-average grant-date fair value of options granted was $15.10 during the third quarter of 2006 and $9.88 during the third quarter of 2005. The weighted-average grant-date fair value of options granted was $14.58 during the first thirty-nine weeks of 2006 and $13.39 during the first thirty-nine weeks of 2005.

The following table summarizes stock options outstanding at October 28, 2006:

			Weighted-Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	(In Thousands)		(In Years)	(In Millions)

Outstanding as of beginning of year	2,041	$12.63
Granted	314	$28.87
Exercised	(649)	$2.24		$17.8

Cancelled	(74)	$23.78

Outstanding as of October 28, 2006	1,632	$19.38	5.33	$16.8

Exercisable as of October 28, 2006	770	$12.23	4.29	$13.2

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted Average
		Grant-Date
	Shares	Fair Value
	(In Thousands)

Non-vested as of beginning of year	935	$12.11
Granted	314	$14.58
Vested	(319)	$11.43
Cancelled	(68)	$12.57

Non-vested as of October 28, 2006	862	$13.23

Certain of our employees and all of our directors have been awarded restricted stock, pursuant to restricted stock agreements. The restricted stock awarded to employees vests at the end of three years of continuous service with us. Initial grants of restricted stock awarded to directors vest, pro-rata, over a three-year period, based upon continuous service. Subsequent grants of restricted stock awarded to directors vest in full one year after the grant-date. Total compensation expense is being amortized over the vesting period. Amortization expense was $0.6 million for the third quarter of 2006 and $0.5 million for the third quarter of 2005. Amortization expense was $1.8 million for the first thirty-nine weeks of 2006 and $1.3 million for the first thirty-nine weeks of 2005. As of October 28, 2006, there was $4.7 million of unrecognized compensation cost related to restricted stock awards that is expected to be recognized over the weighted average period of 1.7 years.

The following table summarizes restricted stock outstanding at October 28, 2006:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
	(In Thousands)

Outstanding as of beginning of year	168	$28.48
Granted	159	$28.87
Vested	(13)	$31.12
Cancelled	(20)	$28.53

Outstanding as of October 28, 2006	294	$28.57

In the fourth quarter of 2006, we expect to record a reduction of previously recorded compensation expense of $0.3 million, resulting from the termination with cause of Christopher L. Finazzo, our then Executive Vice President and Chief Merchandising Officer on November 8, 2006.

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the first quarter of 2006, no compensation expense was recognized for stock options. Had compensation cost for our stock option plans been determined consistent with SFAS No. 123(R), our net income and earnings per share for the third quarter and first thirty-nine weeks of 2005 would have been reduced to the following pro forma amounts (in thousands, except per share data):

	13 weeks	39 weeks
	ended	ended
	October 29, 2005

Net income:
As reported	$26,085	$42,148
Add: Restricted stock amortization, net of taxes	306	782
Less: Total stock based compensation expense determined under the fair value method, net of taxes	(746)	(2,054)

Pro-forma	$25,645	$40,876

Basic earnings per share:
As reported	$0.48	$0.76

Pro-forma	$0.47	$0.74

Diluted earnings per share:
As reported	$0.47	$0.75

Pro-forma	$0.46	$0.73

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

Under the provisions of SFAS No. 123(R), the recognition of deferred compensation at the date that restricted stock is granted, representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized, is no longer required. Therefore, as of the date of adoption, the amount that had been in “Deferred compensation” in the Condensed Consolidated Balance Sheet was reclassified to “Additional paid in capital.”

3.	Cost of Sales and Selling, General and Administrative Expenses

Cost of sales includes costs related to: merchandise sold, including inventory valuation adjustments, distribution and warehousing; freight from the distribution center and warehouse to the stores; payroll for our design, buying and merchandising departments, and occupancy costs. Occupancy costs include: rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and all depreciation.

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

In September 2006, The Financial Accounting Standards Board, or “FASB,” issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an employer to recognize the overfunded or underfunded status

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We expect that the adoption of SFAS No. 158 will not have a material impact on our consolidated balance sheets or consolidated statement of cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We expect that the adoption of SFAS No. 157 will not have a material impact on our consolidated balance sheets or consolidated statement of cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, or “SAB 108,” Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for the first annual period ending after November 15, 2006. We are currently evaluating the impact of adopting SAB No. 108 on our consolidated financial statements.

In July 2006, The FASB issued Interpretation No. 48, or “FIN 48,“Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our consolidated financial statements.

5.	Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended		39 weeks ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
	(In Thousands, Except per Share Data)

Net income	$32,570	$26,085	$49,356	$42,148

Weighted average basic shares	52,743	54,913	53,592	55,243
Impact of dilutive securities	446	798	488	974

Weighted average diluted shares	53,189	55,711	54,080	56,217

Earnings per basic share	$0.62	$0.48	$0.92	$0.76

Earnings per diluted share	$0.61	$0.47	$0.91	$0.75

Options to purchase 562,392 shares during the third quarter of 2006 and 765,394 shares during the third quarter of 2005 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares. Options to purchase 479,395 shares during the first thirty-nine weeks of 2006 and 410,681 shares during the first thirty-nine weeks of 2005 were not included in the

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

6.	Revolving Credit Facility

We have a revolving credit facility (the “credit facility”) with Bank of America, N.A., which allows us to borrow or obtain letters of credit up to an aggregate of $50.0 million, with letters of credit having a sub-limit of $15.0 million. The amount of available credit can be increased to an aggregate of $75.0 million if we so request. The credit facility matures in April 2010, and our assets collateralize indebtedness under the credit facility. Borrowings under the credit facility bear interest at our option, either at (a) the lender’s prime rate or (b) the Euro Dollar Rate plus 0.75% to 1.25%, dependent upon our financial performance. There are no covenants in the credit facility requiring us to achieve certain earnings levels and there are no capital spending limitations. There are certain negative covenants under the credit facility including, but not limited to, limitations on our ability to incur other indebtedness, encumber our assets, or undergo a change of control. Additionally, we are required to maintain a ratio of 2:1 for the value of our inventory to the amount of the loans under the credit facility. As of October 28, 2006, we were in compliance with all covenants under the credit facility. Events of default under the credit facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, indictment of or institution of any legal process or proceeding under federal, state, municipal or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the lenders under the credit facility will be entitled to take various actions, including the acceleration of amounts due thereunder and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral. At October 28, 2006, we had no amount outstanding under the credit facility, and no stand-by or commercial letters of credit issued under the credit facility. In addition, we have not had outstanding borrowings under the credit facility since November 2002.

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

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic pension benefit cost are as follows:

	13 weeks ended		39 weeks ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
	(In Thousands)

Service cost	$123	$106	$369	$316
Interest cost	233	183	699	549
Amortization of prior service cost	19	19	57	56
Amortization of net loss	142	138	426	413

Net periodic pension benefit cost	$517	$446	$1,551	$1,334

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

We maintain a postretirement benefit plan for certain officers. At October 28, 2006, we had a liability of $0.1 million in connection with this plan.

8.	Stock Repurchase Program

We repurchase our common stock from time to time under a stock repurchase program. In June 2006, our Board of Directors approved a $100 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $250 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. We repurchased 308,000 shares of our common stock for $8.3 million during the third quarter of 2006 and 1,069,000 shares of our common stock for $24.4 million during the third quarter of 2005. We repurchased 2,139,400 shares of our common stock for $56.0 million during the thirty-nine weeks of 2006 and 1,454,000 shares of our common stock for $35.6 million during the first thirty-nine weeks of 2005. We repurchased 6,687,650 shares for $164.1 million since the inception of the repurchase program through October 28, 2006, with $85.9 million of repurchase availability remaining under the program as of October 28, 2006.

9.  Other Income:

During the second quarter of 2006, we resolved a dispute with a vendor regarding the enforcement of our intellectual property rights. In connection with the resolution of this dispute, we received net proceeds of $2.1 million from this vendor, which has been recorded in other income during the second quarter of 2006. There are no future obligations or commitments connected with this matter.

10.	Commitments and Contingent Liabilities

We are party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results from operations or cash flows. As of October 28, 2006 we have not issued any third party guarantees other than the unauthorized, unenforceable and subsequently terminated guaranty which Christopher Finazzo, our prior Chief Merchandising Officer, executed in March 1999, as described in note 11.

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Subsequent Events

On November 8, 2006, we announced that Christopher L. Finazzo, who had been our Executive Vice President and Chief Merchandising Officer, had been terminated for cause, effective immediately, based upon information uncovered by management and after an independent investigation was conducted at the direction, and under the supervision, of a special committee of our Board of Directors. The investigation, being carried out by our outside legal counsel and a third-party investigation firm, revealed that Mr. Finazzo:

•	concealed from management and the company’s Board of Directors, and failed to disclose in corporate disclosure documents, his personal ownership interests in and officer positions of, certain corporate entities affiliated with one of our primary vendors at the time, South Bay Apparel, Inc.,

•	without the knowledge or authorization of Aeropostale management, executed a corporate Guaranty Agreement in March 1999, that, had it been enforceable, would have obligated us to guarantee any payments due from South Bay Apparel, Inc. to Tricot Richelieu, Inc., an apparel manufacturer and vendor to South Bay Apparel, Inc., and

•	failed to disclose unauthorized business relationships and transactions between immediate and extended family members of Mr. Finazzo and certain other of our vendors.

These activities, and their concealment, constituted numerous instances of conflicts of interest that were in breach of, among other things, the Company’s Code of Business Conduct and Ethics, as well as numerous violations of Mr. Finazzo’s employment agreement.

South Bay Apparel, Inc. had been a vendor to Aeropostale since 1996, providing apparel products including women’s and men’s graphic tee shirts, fleece and other tops. At least one affiliate of South Bay Apparel, Inc. involved in this matter has received orders from us aggregating approximately $2.4 million in 2004, approximately $1.0 million in 2005 and approximately $0.6 million during the first thirty-nine weeks of 2006.

Our management and our Board of Directors had no prior knowledge of any of these unauthorized activities by Mr. Finazzo, including the unauthorized Guaranty Agreement discussed above. On December 5, 2006 we entered into a Confirmatory Termination and Revocation Agreement with South Bay Apparel, Inc. and Tricot Richelieu, Inc., whereby all parties agreed that the Guaranty Agreement was thereby and has been permanently, irrevocably and absolutely terminated, revoked and expired in all respects. Therefore, the Guaranty Agreement was not recorded in the accompanying unaudited condensed consolidated financial statements.

Also on December 5, 2006, we entered into an agreement with South Bay Apparel, Inc. and Douglas Dey, South Bay Apparel, Inc.’s President, whereby the parties agreed to resolve certain outstanding matters between them. As such, South Bay Apparel, Inc. agreed to pay us $8.0 million, representing (i) a concession by South Bay Apparel, Inc. and Mr. Dey concerning prior purchases of merchandise by us and (ii) reimbursement by South Bay Apparel, Inc. of professional fees that we incurred associated with the negotiation of the Agreement and the investigation of the underlying facts surrounding this Agreement. In addition, South Bay Apparel, Inc. and Mr. Dey agreed to a reduction in the price of merchandise sold to us. We have agreed to purchase this merchandise for a total of $24.2 million between December 5, 2006 and July 2, 2007. The agreement terminates on July 2, 2007.

Due to the numerous undisclosed conflicts of interests discussed above, we determined that transactions initiated or authorized by Mr. Finazzo, during his employment with us, with the above mentioned related parties cannot be presumed to have been carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not have existed. However, we believe that our historical consolidated financial statements were fairly stated in all material respects. In addition, we believe that our historical trend of earnings would not have been materially impacted by any of these items.

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

Introduction

Aéropostale, Inc. is a mall-based specialty retailer of casual apparel and accessories in the United States. Our target customers are both young women and young men from age 14 to 17, and we provide our customers with a selection of high-quality, active-oriented, fashion basic merchandise at compelling values in a high-energy store environment. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18 to 25. We opened our first Jimmy’Z stores in July 2005. In addition, we launched our Aeropostale e-commerce business in May 2005. As of October 28, 2006, we operated 738 stores in 47 states, consisting of 724 Aeropostale stores and 14 Jimmy’Z stores, in addition to our e-commerce website, www.aeropostale.com.

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

Overview

We achieved net sales of $385.5 million for the third quarter of 2006, or an 18.7% increase over the third quarter of 2005. The sales increase was driven by average square footage growth of 12% and a 5.6% comparable store sales increase. On a year-to-date basis, we achieved net sales of $906.4 million for the first thirty-nine weeks of 2006, or a 17.8% increase over the same period in 2005. Comparable store sales increased 1.8% during the first thirty-nine weeks of 2006. Gross profit, as a percentage of net sales, increased 2.9 percentage points for the third quarter of 2006 and increased 1.2 percentage points for the first thirty-nine weeks of 2006. Merchandise margin increased 3.0 percentage points for the third quarter of 2006, primarily due to decreased promotional activity. SG&A, as a percentage of net sales, increased 2.5 percentage points for the third quarter of 2006 and 1.8 percentage points for the first thirty-nine weeks of 2006. The increase in SG&A was primarily attributable to increased store payroll and transaction costs; an increase in incentive compensation, reflecting the reversal of previously accrued incentive compensation during the third quarter of 2005; and increased marketing expense. Interest income increased by $0.9 million for the third quarter of 2006 and by $2.1 million on a year-to-date basis versus the same periods in the prior year. Increases in interest rates and cash and cash equivalents were the primary drivers of the increase in net interest income. Net income for the third quarter of 2006 was $32.6 million, or $0.61 per diluted share, versus net income of $26.1 million, or $0.47 per diluted share for the third quarter of 2005. Net income for the first thirty-nine weeks of 2006 was $49.4 million, or $0.91 per diluted share, versus net income of $42.2 million, or $0.75 per diluted share for the first thirty-nine weeks of 2005.

As of October 28, 2006, we had working capital of $208.5 million, cash and cash equivalents of $148.1 million, short-term investments of $55.2 million, and no third party debt outstanding. Merchandise inventories increased by 5%, and decreased by 5% on a square foot basis, at October 28, 2006, compared to the third quarter of 2005. We operated 738 stores at October 28, 2006, an increase of 10% from the same period last year.

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 weeks ended		39 weeks ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Net sales (in millions)	$385.5	$324.7	$906.4	$769.1
Total store count at end of period	738	668	738	668
Comparable store count at end of period	620	508	620	508
Net sales growth	18.7%	18.2%	17.8%	20.7%
Increase (decrease) in comparable store sales	5.6%	(1.5)%	1.8%	(0.1)%
Increase (decrease) in comparable average unit retail	5.0%	(11.0)%	4.3%	(10.1)%
(Decrease) increase in comparable units per sales transaction	(0.1)%	1.5%	(1.9)%	3.1%
Increase (decrease) in comparable sales transaction	0.6%	9.2%	(0.5)%	7.8%
Net sales per average square foot	$146	$140	$353	$351
Gross profit (in millions)	$123.6	$94.7	$266.7	$216.5
Income from operations (in millions)	$51.8	$42.3	$76.4	$67.1
Diluted earnings per share	$0.61	$0.47	$0.91	$0.75
Average square footage growth	12%	21%	16%	22%
Increase in total inventory over comparable period	5%	40%	5%	40%
(Decrease) increase in inventory per square foot over comparable period	(5)%	17%	(5)%	17%
Percentages of net sales by category:
Women’s	65%	66%	60%	62%
Men’s	24%	23%	25%	25%
Accessories	11%	11%	15%	13%

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		39 weeks ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	32.1%	29.2%	29.4%	28.2%
Selling, general and administrative expenses	18.6%	16.1%	21.2%	19.4%
Other income	—	—	0.2%	—
Income from operations	13.5%	13.1%	8.4%	8.8%
Interest income, net	0.4%	0.1%	0.5%	0.2%
Income before income taxes	13.9%	13.2%	8.9%	9.0%
Income taxes	5.4%	5.2%	3.5%	3.5%
Net income	8.5%	8.0%	5.4%	5.5%

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

Net sales for the third quarter of 2006 increased by $60.8 million, or by 18.7% versus the same period last year. Average square footage growth of 12% drove the net sales increase for the quarter, as well as an increase in comparable store sales. Comparable store sales increased by $17.1 million, or by 5.6% for the third quarter of 2006, versus a comparable store sales decrease of 1.5% for the third quarter of 2005. Comparable store sales increased in our young men’s, young women’s and accessories categories. The overall comparable store sales increase reflected a 5.0% increase in average unit retail, a 0.6% increase in the number of sales transactions, and a 0.1% decrease in units per sales transaction. The increase in the average unit retail reflects lower promotional activity this year. Non-comparable store sales increased by $43.7 million, or by 13.1%, primarily due to 70 more stores open at the end of the third quarter of 2006 versus the end of the third quarter of 2005.

Net sales for the first thirty-nine weeks of 2006 increased by $137.3 million, or by 17.8%, driven by average square footage growth of 16%, as well as an increase in comparable store sales. Comparable store sales increased by $13.3 million, or by 1.8% for the year-to-date period, versus a comparable store sales decrease of 0.1% for the first thirty-nine weeks of 2005. Non-comparable store sales increased by $124.0 million, or by 17.9%, primarily due to the new store openings discussed above.

Gross profit — Cost of sales includes costs related to: merchandise sold, including inventory valuation adjustments, distribution and warehousing; freight from the distribution center and warehouse to the stores; payroll for our design, buying and merchandising departments, and occupancy costs. Occupancy costs include: rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and all depreciation.

Gross profit, as a percentage of net sales, increased 2.9 percentage points for the third quarter of 2006 versus the same period last year. Merchandise margin increased 3.0 percentage points, reflecting decreased promotional activity.

Gross profit, as a percentage of net sales, increased 1.2 percentage points for the first thirty-nine weeks of 2006 versus the same period last year. Merchandise margin increased 2.0 percentage points, reflecting lower promotional activity, and was partially offset by a 0.6 percentage points increase in depreciation and amortization and a 0.2 percentage point increase in occupancy costs.

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

SG&A increased by $19.4 million, or 2.5 percentage points, as a percentage of net sales, for the third quarter of 2006 versus the third quarter of 2005. The increase in SG&A was attributable to a $10.2 million increase in store payroll and benefits and store transaction costs resulting primarily from new store growth; a $4.7 million increase in incentive compensation, reflecting the reversal of previously accrued incentive compensation during the third quarter of 2005; and a $1.8 million increase in marketing costs. As a percentage of net sales, the increase in incentive compensation contributed to 1.3 percentage points of the increase in SG&A, store transaction related expenses contributed to 0.6 percentage points of the increase, the adoption of SFAS No. 123(R)contributed to 0.3 percentage points of the increase, and marketing expense contributed to 0.3 percentage points of the increase.

SG&A, as a percentage of net sales, increased 1.8 percentage points for the first thirty-nine weeks of 2006 versus the same period last year. As a percentage of net sales, store payroll and transaction costs contributed to 0.4 percentage points of the increase in SG&A, and marketing expense contributed to 0.4 percentage points of the increase. In addition, the adoption of SFAS No. 123(R) contributed to 0.3 percentage points of the increase in SG&A.

Other income — We recognized $2.1 million in other income during the second quarter of 2006 in connection with the resolution of a dispute with a vendor regarding the enforcement of our intellectual property rights.

Interest income and income taxes — Interest income increased by $0.9 million for the third quarter of 2006, and by $2.1 million for the first thirty-nine weeks of 2006, versus the same periods in 2005. Increases in cash and cash equivalents and interest rates were the primary drivers of the increase in net interest income.

The effective income tax rate was 39.0% for 2006, 39.5% for the third quarter of 2005, and 39.3% for the first thirty-nine weeks of 2005.

Net income — Net income was $32.6 million, or $0.61 per diluted share, for the third quarter of 2006, versus net income of $26.1 million, or $0.47 per diluted share, for the third quarter of 2005. The previously discussed adoption of SFAS No. 123(R) unfavorably impacted net income for the third quarter of 2006 by $1.0 million, or $0.01 per diluted share.

Net income was $49.4 million, or $0.91 per diluted share, for the first thirty-nine weeks of 2006, versus net income of $42.1 million, or $0.75 per diluted share, for the first thirty-nine weeks of 2005. The previously discussed adoption of SFAS No. 123(R) unfavorably impacted net income for the first thirty-nine weeks of 2006 by $2.7 million, or $0.03 per diluted share.

Consolidated net income included net losses from the Company’s Jimmy’Z subsidiary of $1.6 million, or $0.03 per diluted share, for the third quarter of 2006 and $4.6 million, or $0.9 per diluted share, for the first thirty-nine weeks of 2006. Consolidated net income included net losses from the Company’s Jimmy’Z subsidiary of $1.5 million, or $0.03 per diluted share, for the third quarter of 2005 and $3.3 million, or $0.6 per diluted share, for the first thirty-nine weeks of 2005.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement and enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations and existing cash and cash equivalents. In addition, we have a revolving credit facility (the “credit facility”) that provides for a $50.0 million base borrowing availability, and can be increased to an aggregate of $75.0 million if we so request (see note 6 to the notes to unaudited condensed consolidated financial statements for a further description). We have not had outstanding borrowings under the credit facility since November 2002. At October 28, 2006, we had working capital of $208.5 million, cash and cash equivalents of $148.1 million, short-term investments of $55.2 million, and no third party debt outstanding.

The following table sets forth our cash flows for the period indicated:

	39 weeks ended
	October 28,	October 29,
	2006	2005
	(In Thousands)

Net cash provided by operating activities	$65,094	$35,281
Net cash (used in) provided by investing activities	(74,617)	7,379
Net cash used in financing activities	(47,571)	(34,471)

Net (decrease) increase in cash and cash equivalents	$(57,094)	$8,189

Operating activities — Cash flows from operating activities, our primary form of liquidity on a full-year basis, increased by $29.8 million for the first thirty-nine weeks of 2006, versus the first thirty-nine weeks of 2005. Cash provided by net income, as adjusted for non-cash items, increased by $16.6 million for the first thirty-nine weeks of 2006, versus the third quarter of 2005. Cash used for merchandise inventories, net of accounts payable, decreased by $13.5 million. Merchandise inventories decreased by 5% on a square foot basis, as of October 28, 2006, as compared to October 29, 2005. Merchandise inventories increased by 17% on a square foot basis, as of October 29, 2005, as compared to October 30, 2004. In accordance with the provisions of SFAS No. 123(R), excess tax benefits from stock options of $7.0 million were reported as a financing activity for the first thirty-nine weeks of 2006. For the first thirty-nine weeks of 2005, tax benefits from stock options of $4.3 million were reported as an operating activity.

Due to the seasonality of our business, we have historically generated a significant portion of our cash flows from operating activities in the second half of the year, and we expect this trend to continue through the balance of this year.

Capital requirements — Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores, and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We opened 70 new Aeropostale stores through October 28, 2006, and we plan to open five additional Aeropostale stores during the fourth quarter of 2006. In addition, we have remodeled 15 existing Aeropostale stores during 2006. Capital expenditures for the full year of 2006 are expected to approximate $49 million for these new and remodeled stores, to update our existing point-of-sale systems, and for certain other information technology investments.

We had $55.2 million in short-term investments at October 28, 2006, consisting of auction rate debt and preferred stock securities. Auction rate securities are term securities that earn income at a rate that is periodically reset, typically within 35 days, to reflect current market conditions through an auction process. These securities have long-term contractual maturities and are classified as “available-for-sale” securities in the current asset section of our condensed consolidated balance sheets.

Financing activities and capital resources — We repurchase our common stock from time to time under a stock repurchase program. In June 2006, our Board of Directors approved a $100 million increase in repurchase authorization under the program, bringing total repurchase availability, since inception of the program, to $250 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. We repurchased 308,000 shares of our common stock for $8.3 million during the third quarter of 2006 and 1,069,000 shares of our common stock for $24.4 million during the third quarter of 2005. We repurchased 2,139,400 shares of our common stock for $56.0 million during the thirty-nine weeks of 2006 and 1,454,000 shares of our common stock for $35.6 million during the first thirty-nine weeks of 2005. We repurchased 6,687,650 shares for $164.1 million since the inception of the repurchase program through October 28, 2006, with $85.9 million of repurchase availability remaining under the program as of October 28, 2006.

We have a credit facility that provides for a $50.0 million base borrowing availability, and can be increased to an aggregate of $75.0 million if we so request (see note 6 to the notes to unaudited condensed consolidated financial statements for a further description). At October 28, 2006, we had no amounts outstanding under the credit facility, and no stand-by or commercial letters of credit issued under the credit facility. As of October 28, 2006, we were in compliance with all covenants under the credit facility. In addition, we have not had outstanding borrowings under the credit facility since November 2002.

In accordance with the provisions of SFAS No. 123(R), excess tax benefits from stock options of $6.9 million were reported as a financing activity for the third quarter of 2006. Previously, all tax benefits from stock options were reported as an operating activity.

Contractual Obligations

The following table summarizes our contractual obligations as of October 28, 2006:

		Payments Due
		Balance of	In 2007	In 2009	After
	Total	2006	and 2008	and 2010	2010
	(In Thousands)

Contractual Obligations
Employment agreements	$1,496	$569	$927	$—	$—
Sponsorship and advertising contracts	2,910	300	1,886	724	—
Operating leases	542,842	18,824	149,385	139,907	234,726

Total contractual obligations	$547,248	$19,693	$152,198	$140,631	$234,726

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

On December 5, 2006, we entered into a $24.2 million purchase commitment with South Bay Apparel, Inc. through July 2, 2007, as discussed in note 11 to the notes to the unaudited condensed consolidated financial statements. We have not provided any financial guarantees, other than the unauthorized guaranty that was revoked and terminated on December 5, 2006, as discussed in note 11 to the notes to the unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of October 28, 2006, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

At October 28, 2006, we had no borrowings outstanding under our credit facility and we have not had any borrowings outstanding under our credit facility since November 2002. To the extent that we may borrow pursuant to our credit facility in the future, we may be exposed to market risk related to interest rate fluctuations. Additionally, we have not entered into financial instruments for hedging purposes.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  Pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our 2006 third quarter, ended October 28, 2006, our disclosure controls and procedures (1) are effective in timely alerting them to material information relating to our company (including its consolidated subsidiaries) required to be included in our periodic SEC filings and (2) are adequate to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed and summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our growth will largely depend on our ability to open and operate new stores successfully. We opened 105 Aéropostale and 14 Jimmy’Z stores in fiscal 2005, 103 Aéropostale stores in fiscal 2004, and 95 Aéropostale stores in fiscal 2003. Additionally, we have opened 70 new Aeropostale stores during the first thirty-nine weeks of fiscal 2006, and plan to open five additional Aeropostale stores during the fourth quarter of fiscal 2006. We expect to continue to open a significant number of new stores in future years while also remodeling a portion of our existing store base. Our planned expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores. In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in previously existing stores in those same markets.

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

The Company’s key executive officers have substantial experience and expertise in the retail business and have made significant contributions to the growth and success of the Company’s brands. The unexpected loss of the services of one or more of these individuals could adversely affect the Company. Specifically, if we were to lose the services of Julian R. Geiger, our Chairman and Chief Executive Officer, our business could be adversely affected. In addition, Mr. Geiger maintains many of our vendor relationships, and the loss of Mr. Geiger could negatively impact present vendor relationships.

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

We believe that our key trademarks AÉROPOSTALE® and, to a lesser extent, AERO® are integral to our logo-driven design strategy. We have obtained a federal registration of the AÉROPOSTALE® trademark in the United States and have applied for or obtained registrations in most foreign countries in which our vendors are located. We use the AERO mark in many constantly changing designs and logos even though we have not applied to register every variation or combination thereof for adult clothing. We also believe that the JIMMY’Z and Woody Car Design marks are an important part of our growth strategy and expansion of our business. We have acquired federal registrations in the United States and in Canada and have expanded the scope of our filings in the United States Patent and Trademark Office for a greater number of apparel and accessory categories. There can be no assurance that the registrations we own and have obtained will prevent the imitation of our products or infringement of our intellectual property rights by others. If any third party imitates our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected. Because we have not registered the AERO mark in all forms and categories and have not registered the “AÉROPOSTALE”, “JIMMY’Z” and Woody Car Design marks in all categories or in all foreign countries in which we now or may in the future source or offer our merchandise, international expansion and our merchandising of non-apparel products using these marks could be limited.

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

Our Board of Directors has authorized a share repurchase program of our outstanding common stock aggregating in the amount of $250.0 million since inception. Our purchases of treasury stock for the third quarter ended October 28, 2006 pursuant to the share repurchase program, and remaining repurchase availability at that date, were as follows:

			Total Number of	Approximate Dollar
	Total		Shares Purchased	Value of Shares
	Number of		as Part of	that May Yet Be
	Shares (or	Average	Publicly	Purchased Under
	Units)	Price Paid	Announced Plans	the Plans or
Period	Purchased	per Share	or Programs	Programs
	(In Thousands)

August 2006	50,000	$25.55	50,000	$92,937
September 2006	140,000	$25.72	140,000	$89,337
October 2006	118,000	$29.43	118,000	$85,864

Total	308,000	$26.95	308,000

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit
No.	Description

3.1	Form of Amended and Restated Certificate of Incorporation.†
3.2	Form of Amended and Restated By-Laws.†
4.1	Specimen Common Stock Certificate.†
4.2	Stockholders’ Agreement, dated as of August 3, 1998, by and among MSS-Delaware, Inc., MSS Acquisition Corp. II, Federated Specialty Stores, Inc., Julian R. Geiger, David R. Geltzer and John S. Mills.†
10.1	Aéropostale, Inc. 1998 Stock Option Plan.†
10.2	Aéropostale, Inc. 2002 Long-Term Incentive Plan.†
10.3	Management Services Agreement, dated as of July 31, 1998, between MSS-Delaware, Inc. and MSS Acquisition Corp. II.†
10.4	Loan and Security Agreement, dated July 31, 1998 between Bank Boston Retail Finance Inc., as agent for the lenders party thereto (the “Lenders”), the Lenders and MSS-Delaware, Inc.†
10.5	First Amendment to Loan and Security Agreement, dated November 8, 1999, by and between Bank Boston Retail Finance Inc., as agent for the Lenders, the Lenders and MSS-Delaware, Inc.†
10.6	Second Amendment to Loan and Security Agreement, dated May 2, 2002, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc.).†
10.7	Third Amendment to Loan and Security Agreement, dated June 13, 2001, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc.).†
10.8	Fourth Amendment to Loan and Security Agreement, dated February 2, 2002, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc.).†
10.9	Sublease Agreement, dated February 5, 2002, between the United States Postal Services and Aéropostale, Inc.†

Exhibit
No.	Description

10.10	Merchandise Servicing Agreement, dated April 1, 2002, between American Distribution, Inc. and Aeropostale, Inc.†††††
10.11	Interim Merchandise Servicing Agreement, dated as of February 11, 2002, by and between American Consolidation Inc. and Aéropostale, Inc.†
10.12	Sourcing Agreement, dated July 22, 2002, by and among Federated Department Stores, Inc., Specialty Acquisition Corporation and Aéropostale, Inc.††
10.13	Fifth Amendment to Loan and Security Agreement, dated April 15, 2002, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc.).†
10.14	Amendment No. 1 to Stockholders’ Agreement, dated April 23, 2002, by and among Aéropostale, Inc., Bear Stearns MB 1998-1999 Pre-Fund, LLC and Julian R. Geiger.†
10.15	Employment Agreement, dated as of February 1, 2002, between Aéropostale, Inc. and Julian R. Geiger.†
10.16	Employment Agreement, dated February 1, 2002, between Aéropostale, Inc. and Christopher L. Finazzo.††
10.18	Fifth Amendment to Loan and Security Agreement, dated October 7, 2003, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc).†††
10.19	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Julian R. Geiger.††††
10.20	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Christopher L. Finazzo.††††
10.22	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Michael J. Cunningham.††††
10.23	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Thomas P. Johnson.††††
10.24	Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Olivera Lazic-Zangas.††††
10.25	Amendment No. 1, dated as of April 11, 2005, to Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Julian R. Geiger. †††††
31.1	Certification by Julian R. Geiger, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Michael J. Cunningham, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Incorporated by reference to the Registration Statement on Form S-1, originally filed by Aéropostale, Inc. on March 8, 2002 (Registration No. 333-84056).

††	Incorporated by reference to the Registrant’s Annual Report on 10-K, for the fiscal year ended February 1, 2003 (File No. 001-31314).

†††	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended November 1, 2003 (File No. 001-31314).

††††	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended January 31, 2004 (File No. 001-31314).

†††††	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended January 28, 2005 (File No. 001-31314).

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

Dated: December 7, 2006