Form 10-K
period 2007-02-03
AEROPOSTALE INC
filed 2007-04-02
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 3, 2007
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

The aggregate market value of voting stock held by non-affiliates of the registrant as of July 29, 2006 was $1,472,814,247.

51,654,517 shares of Common Stock were outstanding at March 21, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on June 20, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K. This report consists of 57 sequentially numbered pages. The Exhibit Index is located at sequentially numbered page 53.

AÉROPOSTALE, INC.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, all references to “we”, “us”, “our”, “Aéropostale” or the “Company‘ refer to Aéropostale, Inc., and its subsidiaries. The term “common stock” means our common stock, $.01 par value. Our website is located at www.aeropostale.com (this and any other references in this Annual Report on Form 10-K to Aéropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Annual Report on Form 10-K). On our website, we make available, as soon as reasonably practicable after electronic filing with the Securities and Exchange Commission, our annual reports on Form 10-K, quarterly reports on Form 10-Q, annual Proxy filings and current reports on Form 8-K, and any amendments to those reports. All of these reports are provided to the public free of charge.

PART I

Item 1.	Business

Overview

Aéropostale, Inc., a Delaware corporation, is a mall-based specialty retailer of casual apparel and accessories. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and young men. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18 to 25. We also sell Aéropostale merchandise through our e-commerce website, www.aeropostale.com. As of February 3, 2007, we operated 742 stores, consisting of 728 Aéropostale stores in 47 states and 14 Jimmy’Z stores in 11 states.

Aéropostale provides the customer with a focused selection of high-quality, active-oriented, fashion and fashion basic merchandise at compelling values. Jimmy’Z provides the customer with a broad selection of California lifestyle-oriented merchandise, targeting trend-aware young men and women. We maintain control over our proprietary brands by designing and sourcing all of our merchandise. Our products are sold only at our stores and online through our e-commerce website, www.aeropostale.com,. We strive to create a fun, high-energy shopping experience through the use of creative visual merchandising, colorful in-store signage, popular music and an enthusiastic well-trained sales force. Our average Aéropostale store size of approximately 3,500 square feet is generally smaller than that of our mall-based competitors and we believe that this enables us to achieve higher sales productivity and project a sense of greater action and excitement in the store.

The Aéropostale brand was established by R.H. Macy & Co., Inc., as a department store private label initiative, in the early 1980’s targeting men in their twenties. Macy’s subsequently opened the first mall-based Aéropostale specialty store in 1987. Over the next decade, Macy’s, and then Federated Department Stores, Inc., expanded Aéropostale to over 100 stores. In August 1998, Federated sold its specialty store division to our management team and Bear Stearns Merchant Banking. In May of 2002, Aéropostale management took us public through an initial public offering and listed our common stock on the New York Stock Exchange. In July of 2003, we effectuated a secondary offering of our common stock. In April 2004, we completed a three-for-two stock split on all shares of our common stock that was affected in the form of a stock dividend. All prior period share and per share amounts presented in this report have been restated to give retroactive recognition to the common stock split.

Our fiscal year ends on the Saturday nearest to January 31. Fiscal 2006 was the 53-week period ended February 3, 2007, Fiscal 2005 was the 52-week period ended January 28, 2006, and fiscal 2004 was the 52-week period ended January 29, 2005. Fiscal 2007 will be the 52-week period ending February 2, 2008.

Growth Strategy

Continue to open new Aéropostale stores.  We consider our merchandise and our stores as having broad national appeal that continues to provide substantial new store expansion opportunities. Over the last three fiscal years we opened 282 new Aéropostale stores. We plan to continue our growth by opening a total of approximately 85 new Aéropostale stores during fiscal 2007, which will include our first 10 international Aéropostale stores in Canada. We plan to open stores both in markets where we currently operate stores, and in new markets, such as Canada. (see the section “Stores — Store design and environment” below).

Enhance and expand our brand.  We seek to capitalize on the success of our core Aéropostale brand, while continuing to enhance our brand recognition through external as well as in-store marketing initiatives. We expect that, as our brand continues to gain increased awareness and greater overall recognition, our stores will continue to be preferred shopping destinations.

Continue high levels of store productivity.  We seek to produce comparable store sales growth, increased average sales per square foot, and increased average unit retail. We expect to continue employing our promotional pricing strategies in order to maintain high levels of customer traffic. We will also continue testing our products with our core demographics, so that we can identify and capitalize upon developing trends and continue to evolve with the changing tastes of our customers.

E-Commerce.  We launched our Aéropostale e-commerce business in May 2005. The Aéropostale web store is accessible at our website, www.aeropostale.com. A third party provides fulfillment services for our e-commerce business, including warehousing our inventory and fulfilling our customers’ sales orders. We purchase, manage and own the inventory sold through our website and we recognize revenue from the sale of these products when the customer receives the merchandise.

Jimmy’Z.  In 2004, we acquired the rights to and existing registrations for the JIMMY’Z® and Woody Car Design brand and trademarks in the United States and Canada for clothing and related goods and services. In 2005, we opened our first 14 Jimmy’Z stores. These stores average approximately 3,800 square feet. Jimmy’Z is positioned as a California lifestyle-oriented brand, targeting trend-aware young men and women aged 18 to 25. Merchandise sold at Jimmy’Z stores is at initial price points higher than merchandise sold at our Aéropostale stores. We are not planning to open any new Jimmy’Z stores in fiscal 2007, but instead plan to focus on refining our merchandising and brand building strategies for Jimmy’Z.

Stores

Existing stores.  As of February 3, 2007, we operated 742 stores in the following 47 states. We strive to locate our stores primarily in regional shopping malls located in geographic areas with high concentrations of our target customers:

	Number of	Number	Total
	Aéropostale	of Jimmy’Z	Number of
State	Stores	Stores	Stores

Alabama	15	—	15
Arkansas	6	—	6
Arizona	11	—	11
California	49	1	50
Colorado	9	—	9
Connecticut	10	—	10
Delaware	4	—	4
Florida	44	1	45
Georgia	20	—	20
Idaho	3	—	3
Illinois	26	1	27
Indiana	21	—	21
Iowa	12	—	12
Kansas	7	—	7
Kentucky	9	—	9
Louisiana	13	—	13
Massachusetts	22	—	22
Maryland	16	—	16
Maine	3	—	3
Michigan	29	—	29
Minnesota	15	1	16
Mississippi	7	—	7
Missouri	16	1	17
Montana	2	—	2
North Carolina	21	1	22
North Dakota	4	—	4
Nebraska	4	—	4
New Hampshire	6	—	6
New Jersey	23	—	23
New Mexico	2	—	2
Nevada	4	—	4
New York	45	1	46
Ohio	34	—	34
Oklahoma	6	—	6
Oregon	7	—	7
Pennsylvania	46	3	49
Rhode Island	1	—	1
South Carolina	12	—	12

	Number of	Number	Total
	Aéropostale	of Jimmy’Z	Number of
State	Stores	Stores	Stores

South Dakota	2	—	2
Tennessee	20	1	21
Texas	53	2	55
Utah	10	—	10
Virginia	23	—	23
Vermont	2	—	2
Washington	12	—	12
Wisconsin	16	1	17
West Virginia	6	—	6

Total	728	14	742

The following table highlights the number of stores opened and closed since the beginning of fiscal 2004:

					Total
	Aéropostale	Jimmy’Z	Total	Aéropostale	Number of
	Stores	Stores	Stores	Stores	Stores at End
	Opened	Opened	Opened	Closed	of Period

Fiscal 2004	103	—	103	1	561
Fiscal 2005	105	14	119	9	671
Fiscal 2006	74	—	74	3	742

Store design and environment.  We launched a new Aéropostale prototype store design during fiscal 2006, and we currently operate three stores in this new format. We plan to open all new Aeropostale stores in this new format, and all Aéropostale stores planned for remodel will be renovated into this new design. We design our stores in an effort to create an energetic shopping environment, featuring powerful in-store promotional signage, creative visuals and popular music. The enthusiasm of our associates is integral to our store environment. Our stores feature display windows that provide high visibility for mall traffic. The front of our stores generally feature the newest, and what we anticipate will be the most desirable, of our merchandise offerings at that time, in an effort to draw shoppers into the store. Our strategy is to create fresh and exciting merchandise assortments by updating our floor sets numerous times throughout the year. Visual merchandising directives are initiated at the corporate level, seeking to maintain consistency throughout all of our stores. We generally locate our stores in central mall locations near popular teen gathering spots, including food courts, music stores and other teen-oriented retailers.

We believe that by keeping our store size generally smaller than that of many of our competitors, we are able to achieve a higher level of productivity and help reinforce the sense of activity and energy that we want our stores to project. In addition, we generally implement renovations at the time of renewal of that store’s lease.

Store management.  Our stores are organized into two zones and within each zone by region and further into districts. Each of the zones is managed by a Zone Vice President and encompasses 3 to 4 regions. A regional manager manages each of our 7 regions and each region encompasses approximately 8 to 10 districts. Each district is managed by a district manager and encompasses approximately 7 to 10 individual stores. We typically staff each store with one store manager, two assistant managers and 10 to 15 part-time sales associates, the number of which generally increases during our peak selling seasons. Store managers are responsible for the operations of the store including executing guidelines for merchandise presentation and maintenance, scheduling, hiring and training of sales associates. Store managers also provide the leadership and direction of the selling effort. Our corporate headquarters directs the merchandise assortments, merchandise pricing, store layout, inventory management and in-store visuals for our stores.

Expansion opportunities and site selection.  Over the past four years, we have focused on opening new stores in an effort to penetrate existing markets as well as enter new markets. We plan to continue to increase our store base during fiscal 2007 by opening approximately 85 new Aéropostale stores, including approximately 10 stores in Canada (see the section “Growth Strategy” above).

In selecting a specific site, we generally target high traffic locations in malls with suitable demographics and favorable lease economics. As a result, we tend to locate our stores in malls in which comparable teen-oriented retailers have performed well. A primary site evaluation criterion includes average sales per square foot, co-tenancies, traffic patterns and occupancy costs.

We have implemented our store format across a wide variety of mall classifications and geographic locations. For new Aeropostale stores opened in fiscal 2006, our average net investment was approximately $310,000 per store location, which included capital expenditures adjusted for landlord contributions and initial inventory at cost, net of payables. Average net investment for stores using our new Aéropostale store design is expected to approximate $430,000 (see the section Store design and environment above for a further discussion).

Aeropostale stores which we opened in fiscal 2005 and fiscal 2004 achieved, during their first twelve months of their operations, average net sales of approximately $1.7 million and net sales of $492 per average square foot. These amounts exclude certain outlet locations that are not considered profit centers and are utilized primarily to sell end of season merchandise.

Pricing

We believe that a key component of our success is our ability to understand what our customers want and what they can afford. Our merchandise, which we believe is of comparable quality to that of our primary competitors, is generally priced lower than our competitors’ merchandise. We conduct promotions in our stores throughout the year. Each promotion typically lasts approximately two to four weeks.

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

The following chart provides a historical breakdown of our percentages of sales by category:

	Fiscal
	2006	2005	2004

Young Women’s	60%	61%	60%
Young Men’s	25%	25%	26%
Accessories	15%	14%	14%

Sourcing

We seek to employ a sourcing strategy that expedites our speed to market and allows us to respond quickly to our customers’ preferences. We believe that we have developed strong relationships with our vendors, some of whom rely upon us for a significant portion of their overall business. The majority of our vendors can respond to orders quickly. We will cease doing business with South Bay Apparel Inc., one of our largest suppliers of graphic T-shirts and fleece, in July 2007 (see note 5 to the Notes to Consolidated Financial Statements for a further discussion). We are in the process of replacing this business with new vendors, and with our existing vendor base. We monitor the quality of our vendors’ products by inspecting pre-production samples, arranging for periodic site visits to vendors’ foreign production factories and by selectively inspecting inbound product shipments at our distribution center and conducting store quality inspection audits.

During fiscal 2006, we sourced approximately 30% of our merchandise from our top three suppliers, and approximately 64% from our top ten suppliers. In addition, one company acted as our agent in sourcing approximately 19% of our total merchandise. Most of our vendors maintain sourcing offices in the United States, with the majority of their production factories located in Europe, Asia and Central America. In an effort to minimize currency risk, all payments to our vendors and sourcing agents are made in U.S. dollars. We engage a third party independent contractor to visit the production facilities that supply us with our products. This independent contractor assesses the compliance of the facility with, among other things, local and United States labor laws and regulations as well as fair trade and business practices.

Marketing and Advertising

We utilize numerous initiatives to increase our brand recognition and communicate our merchandise assortment. We view our stores as the primary means to communicate our message and provide our brand experience. Our marketing efforts are focused on in-store communications, promotions and advertising. We expand, test and modify our marketing efforts based on frequent focus groups, surveys and consumer feedback.

We believe that the enthusiasm and commitment of our store-level employees is a key element in enhancing our brand with our target customers. We also view the use of our logo on our merchandise as a means for expanding our brand awareness and visibility. We market in-store in the form of large images in windows and at the checkout area, information alongside product displays and other touch points such as handouts and shopping bags. We invest in select external advertising during key selling periods. Our advertisements appear in publications and in malls and on the radio on a regional basis.

Our website, www.aeropostale.com supports all of our internet marketing and promotional initiatives as well as offering a large portion of our merchandise assortment for purchase by the consumer. We maintain a database of our consumers and send emails and distribute information on special offers and promotions to these customers.

We believe that our target customers aspire to a collegiate lifestyle. Accordingly, we sponsor a number of major collegiate athletic conference tournaments, such as the Men’s and Women’s Big East Basketball Tournaments, provide co-branded athletic apparel and donate to various collegiate scholarship programs.

Distribution

We lease a 315,000 square foot distribution facility in South River, New Jersey, to process merchandise and to warehouse inventory needed to replenish our stores. The timely and efficient replenishment of our merchandise is key to our overall business strategy. We continue to invest in systems and automation to improve processing efficiencies, automate functions that were previously performed manually and to support our store growth. Our distribution facility uses automated sortation materials handling equipment to receive, process and ship to our stores. Our distribution facility services all of our Aéropostale and Jimmy’Z stores. This facility also serves our other warehousing needs, such as storage of new store merchandise, floor set merchandise and packaging supplies.

The staffing and management of the distribution facility is outsourced to a third party provider that operates the distribution facility and processes our merchandise. This third party provider employs personnel represented by a labor union. There have been no work stoppages or disruptions since the inception of our relationship with this third party provider in 1991, and we believe that the third party provider has a good relationship with its employees. In addition, we outsource the shipment of our merchandise through third party transportation providers. These third parties ship our merchandise from our distribution facility to our stores.

In January 2007, we entered into a lease agreement for a second distribution facility in Ontario, California with 360,000 square feet of space. We believe that this will allow us to more effectively flow goods, which enter the United States through various ports on either coast, more quickly and efficiently to our stores. The new distribution facility will also provide additional capacity as we continue to grow our store base. The staffing and management model in Ontario will be outsourced to the same third party provider that operates the South River, New Jersey distribution facility (see above) and processes our merchandise there. The facility will also be equipped with material handling equipment similar to the equipment in our South River, New Jersey facility. The Ontario facility, together with the South River facility, will have the processing capacity to support all Aéropostale and Jimmy’Z stores. We plan to begin operating this distribution facility in the second half of fiscal 2007.

Information Systems

Our management information systems provide a full range of retail, financial and merchandising applications. We utilize industry specific software systems to provide various functions related to:

•	point-of-sale;

•	inventory management;

•	supply chain;

•	planning and replenishment; and

•	financial reporting.

We continue to invest in technology to align our technology and systems with our business requirements and to support our continuing growth. In the past year we focused on key aspects of critical infrastructure requirements, and we plan to continue this focus in the future. To date, we have upgraded our point-of-sale system in more than half of our stores and plan to complete this chain-wide upgrade by mid 2007.

Trademarks

We own, through our wholly owned subsidiary, Aeropostale West, Inc., a Delaware corporation, federal trademark registrations in the U.S. Patent and Trademark Office for our principal marks AÉROPOSTALE®, AÉRO®, 87® and other related marks for clothing, a variety of accessories, including sunglasses, belts, socks and hats, and as a service mark for retail clothing stores, as well as state registrations for these marks. We have several registrations pending for trademarks and service marks for clothing, retail stores and online services. Additionally, we have applied for or have obtained a registration for the AÉROPOSTALE and related marks in over 26 foreign countries where we obtain supplies, manufacture goods or have the potential of doing so in the future.

In 2004, we acquired the rights to and existing registrations for the JIMMY’Z® and Woody Car Design brand and marks in the United States and Canada for clothing and related goods and services. We have also made further filings for the JIMMY’Z and Woody Car Design marks for use in the United States and Canada that are pending.

We regard our trademarks and other proprietary intellectual property as valuable assets that we continually maintain and protect.

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

Employees

As of February 3, 2007, we employed 2,696 full-time and 8,060 part-time employees. We employed 333 of our employees at our corporate offices, and 10,423 at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

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

In fiscal 2006, our Chief Executive Officer certified, in accordance with section 303.12(a) of the NYSE Listed Company Manual, that he was not aware of any violation by us of the NYSE’s corporate governance listing standards as of the date of such certification.

Item 1A.	Risk Factors

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. The following risk factors should be read in connection with evaluating our business and future prospects. All forward looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made. Such uncertainties include, among others, the following factors:

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

We may not be able to keep pace with the rapidly changing fashion trends and consumer tastes inherent in the teen apparel industry. Accordingly, we produce casual, comfortable apparel, a majority of which displays either the “Aéropostale” or “Aéro” logo. There can be no assurance that fashion trends will not move away from casual clothing or that we will not have to alter our design strategy to reflect changes in consumer preferences. Failing to anticipate, identify or react appropriately to changes in styles, trends, desired images or brand preferences, could have a material adverse effect on our sales, financial condition and results of operations.

We rely on a small number of vendors to supply a significant amount of our merchandise.

During fiscal 2006, we sourced approximately 30% of our merchandise from our top three suppliers; one company, South Bay Apparel, Inc., supplied approximately 12% of our merchandise, and two others each supplied approximately 9% of our merchandise. We will cease doing business with South Bay Apparel Inc. in July 2007 (see note 5 to the Notes to Consolidated Financial Statements for a further discussion). We are in the process of replacing this business with new vendors and with our existing vendor base. In addition, approximately 64% of our merchandise was directly sourced from our top ten suppliers, and one company acted as our agent with respect to the sourcing of approximately 19% of our merchandise. Our relationships with our suppliers generally are not on a long-term contractual basis and do not provide assurances on a long-term basis as to adequate supply, quality or acceptable pricing. Most of our suppliers could discontinue selling to us at any time. If one or more of our significant suppliers were to sever their relationship with us, we could be unable to obtain replacement products in a timely manner, which could have a material adverse effect on our sales, financial condition and results of operations.

Our business could suffer as a result of a manufacturer’s inability to produce merchandise on time and to our specifications.

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

Our sourcing agents and independent manufacturers are required to operate in compliance with all applicable foreign and domestic laws and regulations. While our vendor operating guidelines promote ethical business practices for our vendors and suppliers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer, or by one of the sourcing agents, or the divergence of an independent manufacturer’s or sourcing agent’s labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations. To help mitigate this risk, we engage a third party independent contractor to visit the production facilities from which we receive our products. This independent contractor assesses the compliance of the facility with, among other things, local and United States labor laws and regulations as well as foreign and domestic fair trade and business practices.

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

Our growth will largely depend on our ability to open and operate new stores successfully. We opened 74 Aéropostale stores in fiscal 2006, 105 Aéropostale and 14 Jimmy’Z stores in fiscal 2005, and 103 Aéropostale stores in fiscal 2004. We plan to open approximately 85 new Aeropostale stores in fiscal 2007, including approximately 10 stores in Canada. We expect to continue to open a significant number of new stores in future years, while also remodeling a portion of our existing store base. Our planned expansion will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our individual stores. In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in previously existing stores in those same markets.

Our continued expansion plan is dependent on a number of factors which, if not implemented, could delay or prevent the successful opening of new stores and penetration into new markets.

Unless we continue to do the following, we may be unable to open new stores successfully and, in turn, our continued growth would be impaired:

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

Our key executive officers have substantial experience and expertise in the retail industry and have made significant contributions to the growth and success of our brands. The unexpected loss of the services of one or more of these individuals could adversely affect us. Specifically, if we were to lose the services of Julian R. Geiger, our Chairman and Chief Executive Officer, our business could be adversely affected. In addition, Mr. Geiger maintains many of our vendor relationships, and the loss of Mr. Geiger could negatively impact present vendor relationships.

A substantial interruption in our information systems could have a material adverse effect on our business.

We depend on our management information systems for many aspects of our business. We will be materially adversely affected if our management information systems are disrupted or we are unable to improve, upgrade, maintain, and expand our management information systems.

Failure of new business concepts would have a negative effect on our results of operations.

We expect that the introduction of new brand concepts and other business opportunities will play an important role in our overall growth strategy. The operation of the Jimmy’Z stores is subject to numerous risks, including unanticipated operating problems, lack of prior experience, lack of customer acceptance, new vendor relationships, competition from existing and new retailers, and could also be a diversion of management’s attention from our core Aéropostale business. The Jimmy’Z concept involves, among other things, implementation of a retail apparel concept which is subject to many of the same risks as Aéropostale, as well as additional risks inherent with a more fashion-driven concept, including risks of difficulty in merchandising, uncertainty of customer acceptance, fluctuations in fashion trends and customer tastes, as well as the attendant markdown risks. Risks inherent in any new concept are particularly acute with respect to Jimmy’Z because this is the first significant new venture by us, and the nature of the Jimmy’Z business differs in certain respects from that of our core Aéropostale business. There can be no assurance that the Jimmy’Z stores will achieve sales and profitability levels justifying our investments in this business. If those sales levels are not achieved we may be required to impair the carrying value of our investments, and/or may decide to close stores, which would have a negative impact on our results of operations. Consolidated net income included net losses from our Jimmy’Z subsidiary of $6.7 million, or $0.12 per diluted share, for fiscal 2006, $4.7 million, or $0.8 per diluted share for fiscal 2005, and none in fiscal 2004.

There is an increased risk in operating stores in foreign countries.

During the second half of fiscal 2007, we will open our first Aeropostale stores in Canada. We cannot assure you that we will be able to address in a timely fashion the risks of operating stores in foreign countries such as governmental requirements over merchandise importation, employment, taxation and multi-lingual requirements. Additionally, when we enter Canada, we have to obtain suitable store locations, hire personnel, establish distribution methods, and advertise our brand and its distinguishing characteristics to consumers who may not be familiar with them. We cannot assure you that we will be able to open and operate new stores in Canada on a timely and profitable basis. The costs associated with opening these new stores in Canada may negatively affect our profitability.

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

A downturn in the United States economy may affect consumer-spending habits.

Consumer purchases of discretionary items and retail products, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. A downturn in the economy may adversely affect our sales.

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

We currently rely on a single distribution center.

We currently maintain one distribution center to receive, store and distribute merchandise to all of our stores. Any significant interruption in the operation of the distribution center due to natural disasters, accidents, system failures or other unforeseen causes could have a material adverse effect on our financial condition and results of operations. In January 2007, we entered into a lease agreement for a second 360,000 square foot distribution facility in Ontario, California. We plan to begin operating this distribution facility in the second half of 2007.

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

We rely on one third party, GSI Commerce, pursuant to an e-commerce agreement, to warehouse all of the inventory sold through our e-commerce website, as well as to fulfill all of our e-commerce sales to our customers. Any significant interruption in the operations of GSI Commerce, over which we have no control, would have a material adverse effect on our e-commerce business.

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

The continued threat of terrorism and the associated heightened security measures and military actions in response to acts of terrorism has disrupted commerce and has intensified uncertainties in the U.S. economy. Any further acts of terrorism or a future war may disrupt commerce and undermine consumer confidence, which could negatively impact our sales revenue by causing consumer spending and/or mall traffic to decline. Furthermore, an act of terrorism or war, or the threat thereof, or any other unforeseen interruption of commerce, could negatively impact our business by interfering with our ability to obtain merchandise from foreign vendors. Inability to obtain merchandise from our foreign vendors or substitute other vendors, at similar costs and in a timely manner, could adversely affect our operating results and financial condition.

Item 1B.  Unresolved Staff Comments

None

Item 2.	Properties

We lease all of our store locations. Most of our stores are located in shopping malls throughout the U.S., and, beginning in 2007, Canada. Most of our store leases have a term of ten years, and require us to pay additional rent based on specified percentages of sales, after we achieve specified annual sales thresholds. Generally, our store leases do not contain extension options. Our store leases typically include a pre-opening period of approximately 60 days that allows us to take possession of the property to construct the store. Typically rent payment commences when the stores open. We recognize rent expense in our consolidated financial statements on a straight-line basis over the non-cancelable term of each individual underlying lease, commencing when we take possession of the property. Generally, our leases allow for termination by us after a certain period of time if sales at that site do not exceed specified levels.

We lease 59,000 square feet of office space at 112 West 34th Street in New York, New York. The facility is used as our corporate headquarters and for our design, sourcing and production teams. This leases expires in 2016.

We also lease 40,000 square feet of office space at 201 Willowbrook Boulevard in Wayne, New Jersey. This facility is used as administrative offices for finance, operations and information systems personnel. These leases expire in 2009 and 2012.

In addition, we lease a 315,000 square foot distribution and warehouse facility in South River, New Jersey. This facility is used to warehouse inventory needed to replenish and back-stock all of our stores, as well as to serve our general warehousing needs. This lease expires in 2016. In January 2007, we entered into a lease assumption agreement for a second 360,000 square foot distribution facility in Ontario, California. We plan to begin operating this distribution center in the second half of 2007. We believe that this will allow us to more effectively flow goods, which enter the United States through various ports on either coast, more quickly and efficiently to our stores. The new distribution facility will also provide additional capacity as we continue to grow our store base. This lease expires in 2015.

Item 3.	Legal Proceedings

We are party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ARO”. The following table sets forth the range of high and low sales prices of our common stock as reported on the New York Stock Exchange since January 31, 2005.

	Market Price
	High	Low

Fiscal 2006
4th quarter	$37.06	$27.70
3rd quarter	31.14	21.07
2nd quarter	33.01	23.63
1st quarter	31.60	27.90
Fiscal 2005
4th quarter	$31.00	$18.85
3rd quarter	29.81	18.05
2nd quarter	35.46	25.31
1st quarter	35.10	26.75

As of March 21, 2007, there were 58 stockholders of record. However, when including others holding shares in broker accounts under street name, we estimate the shareholder base at approximately 25,107.

PERFORMANCE GRAPH

The following graph shows the changes, for the period commencing May 16, 2002 and ended February 2, 2007 (the last trading day during our 2006 fiscal year), in the value of $100 invested in shares of our common stock, the Standard & Poor’s MidCap 400 Composite Stock Price Index (the “S&P MidCap 400 Index”) and the Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail Index”). The plotted points represent the closing price on the last trading day of the fiscal year indicated.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on May 16, 2002
with dividends reinvested

	May-02	Jan-03	Jan-04	Jan-05	Jan-06	Jan-07
Aeropostale Inc.	$100	$44	$108	$150	$163	$194
S&P 400	$100	$78	$111	$123	$150	$162
S&P Apparel Retail	$100	$79	$104	$127	$120	$139

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

We have not paid a dividend on our common stock during our last two fiscal years, and we do not have any current intention to pay a dividend on our common stock.

We repurchase our common stock from time to time under a stock repurchase program. On March 14, 2007, our Board of Directors approved a $100.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $350.0 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. Our purchases of treasury stock for the fourth quarter of fiscal 2006 and remaining availability pursuant to our share repurchase program, including the additional $100.0 million of availability that was approved on March 14, 2007, were as follows:

				Approximate Dollar
	Total Number		Total Number of	Value of Shares
	of Shares		Shares Purchased	that may yet be
	(or Units)	Average	as Part of Publicly	Purchased Under the
	Purchased	Price Paid	Announced Plans	Plans or Programs
Period	(a)	per Share	or Programs	(b)
				(In thousands)

October 29 to November 25, 2006	—	$—	—	$185,864
November 26 to December 30, 2006	50,000	$31.08	50,000	$184,310
December 31 to February 3, 2007	950,000	$35.64	950,000	$150,452

Total	1,000,000	$35.41	1,000,000

(a)	On March 14, 2007, our Board of Directors approved a $100.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $350.0 million.

(b)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our consolidated financial statements and other financial information appearing elsewhere in this document:

	Fiscal Year Ended
	February 3,	January 28,	January 29,	January 31,	February 1,
	2007(*)	2006	2005	2004	2003
	(In thousands, except per share and store data)

Statements of Income Data:
Net sales	$1,413,208	$1,204,347	$964,212	$734,868	$550,904
Gross profit, as a percent of sales	32.2%	30.1%	33.2%	31.3%	29.5%
SG&A, as a percent of sales	20.5%	18.9%	19.1%	19.3%	20.1%
Net income, as a percent of sales	7.6%	7.0%	8.7%	7.4%	5.7%
Net income	106,647	83,954	84,112	54,254	31,290
Preferred dividends	—	—	—	—	362

Net income available to common stockholders	$106,647	$83,954	$84,112	$54,254	$30,928

Diluted earnings per common share	$1.98	$1.50	$1.47	$0.93	$0.54

Selected Operating Data:
Number of stores open at end of period	742	671	561	459	367
Comparable store sales increase	2.0%	3.5%	8.7%	6.6%	6.6%
Average store sales (in thousands)	$1,924	$1,890	$1,849	$1,728	$1,651
Average square footage per store	3,540	3,537	3,512	3,511	3,541
Net sales per average square foot	$543	$534	$526	$491	$471

	As of
	February 3,	January 28,	January 29,	January 31,	February 1,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Working capital	$233,995	$212,986	$182,493	$140,879	$86,791
Total assets	581,164	503,951	405,819	307,048	223,032
Redeemable preferred stock	—	—	—	—	—
Total debt	—	—	—	—	—
Total stockholder’s equity	312,116	284,790	238,251	185,693	127,959
Cash dividends declared per common share	—	—	—	—	—

Per share amounts have been restated to reflect a three-for-two split of our common stock that was affected in April 2004.

(*)	— 53 week fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Introduction

Aéropostale, Inc. is a mall-based specialty retailer of casual apparel and accessories. Our target customers are both young women and young men from age 14 to 17, and we provide our customers with a selection of high-quality, active-oriented, fashion basic merchandise at compelling values in a high-energy store environment. We maintain control over our proprietary brand by designing and sourcing all of our own merchandise. Our products can be purchased in our stores, which sell Aéropostale merchandise exclusively, and on-line through our e-commerce website, www.aeropostale.com. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18 to 25. As of February 3, 2007, we operated 742 stores, consisting of 728 Aéropostale stores in 47 states and 14 Jimmy’Z stores in 11 states, in addition to www.aeropostale.com, our e-commerce site (see the section “Growth Strategy” in Item I of this report for a further discussion).

Our fiscal year ends on the Saturday nearest to January 31. Fiscal 2006 was the 53-week period ended February 3, 2007, fiscal 2005 was the 52-week period ended January 28, 2006, and fiscal 2004 was the 52-week period ended January 29, 2005. Fiscal 2007 will be the 52-week period ending February 2, 2008.

The discussion in the following section is on a consolidated basis, unless indicated otherwise.

Overview

We achieved net sales of $1,413.2 million during fiscal 2006 (53 weeks), an increase of $208.9 million or 17.3% from fiscal 2005 (52 weeks). This increase was attributable to average per store square footage growth of 14%, coupled with a 2.0% comparable store sales increase. Gross profit, as a percentage of net sales, increased by 2.1 percentage points for fiscal 2006, primarily due to a 2.5 percentage point increase in merchandise margin, and partially offset by a 0.4 percentage point increase in depreciation and occupancy costs. Merchandise margin for fiscal 2006 was favorably impacted by $7.4 million, or by 0.5 percentage points, of vendor concessions, primarily from an agreement with South Bay Apparel Inc., (see note 5 to the Notes to Consolidated Financial Statements for a further discussion). Selling, general and administrative expense, or SG&A, as a percentage of net sales, increased by 1.6 percentage points in fiscal 2006, primarily due to a 0.5 percentage point increase in incentive compensation, a 0.3 percentage point increase in both stock-based compensation and marketing costs, and a 0.2 percentage point increase in store payroll. Other income of $2.1 million in fiscal 2006 was the result of the resolution of a dispute with a vendor regarding the enforcement of our intellectual property rights. Interest income increased by $3.6 million in fiscal 2006 due to increases in interest rates and increases in cash and cash equivalents, together with short-term investments. The effective tax rate was 39% for fiscal 2006, compared with 39.6% for fiscal 2005. Net income for fiscal 2006 was $106.6 million, or $1.98 per diluted share, compared with net income of $84.0 million, or $1.50 per diluted share, for fiscal 2005. The above-mentioned vendor concessions favorably impacted net income for fiscal 2006 by $4.5 million, or $0.08 per diluted share.

As of February 3, 2007, we had working capital of $234.0 million, cash and cash equivalents of $200.1 million, short-term investments of $76.2 million, and no third party debt outstanding. Merchandise inventories increased by 10% as of February 3, 2007, compared to last year, and were constant on a per square foot basis. Cash flows from operating activities were $177.4 million for fiscal 2006. We operated 742 total stores as of February 3, 2007, an increase of 11% from the same period last year.

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Net sales (in millions)	$1,413.2	$1,204.3	$964.2
Total store count at end of period	742	671	561
Comparable store count at end of period	664	550	448
Net sales growth	17.3%	24.9%	31.2%
Comparable store sales growth	2.0%	3.5%	8.7%
Comparable average unit retail change	3.0%	(8.0)%	(2.2)%
Comparable units per sales transaction change	(1.5)%	1.8%	5.5%
Comparable sales transaction growth	0.5%	10.4%	5.4%
Net sales per average square foot	$543	$534	$526
Gross profit (in millions)	$455.4	$362.5	$319.9
Income from operations (in millions)	$167.8	$135.4	$135.9
Diluted earnings per share	$1.98	$1.50	$1.47
Average square footage growth	14%	22%	23%
Increase in total inventory at end of period	10%	13%	31%
Change in inventory per square foot at end of period	0%	(6)%	7%
Percentages of net sales by category
Women’s	60%	61%	60%
Men’s	25%	25%	26%
Accessories	15%	14%	14%

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales. We also use this information to evaluate the performance of our business:

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Gross profit	32.2	30.1	33.2
SG&A	20.5	18.9	19.1
Other income	0.2	—	—
Income from operations	11.9	11.2	14.1
Interest income, net	0.5	0.3	0.1
Income before income taxes	12.4	11.5	14.2
Income taxes	4.9	4.5	5.5

Net income	7.5%	7.0%	8.7%

Sales

Net sales consist of sales from comparable stores and non-comparable stores, and from our e-commerce business. A store is included in comparable store sales after 14 months of operation. We consider a remodeled or relocated store with more than a 25% change in square feet to be a new store. Prior period sales from stores that have closed are not included in comparable store sales, nor are sales from our e-commerce business.

Net sales increased by $208.9 million, or by 17.3% in fiscal 2006 (53 weeks), as compared to fiscal 2005 (52 weeks). Average square footage growth of 14% drove the net sales increase, as well as an increase in comparable store sales. Comparable store sales increased by $22.6 million, or by 2.0%, reflecting comparable store sales increases in our young men’s and accessories categories and a slight decrease in our young women’s category. The comparable store sales increase reflected a 3.0% increase in average unit retail, a 0.5% increase in the number of sales transactions, and a 1.5% decrease in units per sales transaction. The increase in the average unit retail reflects lower promotional activity this year. Non-comparable store sales increased by $186.3 million, or by 14.3%, primarily due to 71 more stores open at the end of fiscal 2006 versus fiscal 2005. The fifty-third week accounted for $16.4 million of the net sales increase during fiscal 2006.

Net sales increased by $240.1 million, or by 24.9% in fiscal 2005. Average square footage growth of 20% drove the net sales increase, as well as an increase in comparable store sales. Comparable store sales increased by $31.2 million, or by 3.5%, reflecting comparable store sales increases in all of our categories: young women’s, young men’s, and accessories. The comparable store sales increase reflected a 1.8% increase in units per transaction, a 10.4% increase in the number of sales transactions, and an 8.0% decrease in average unit retail. Due to lower than expected sales performance during the third quarter of fiscal 2005, we increased our promotional activity throughout the balance of fiscal 2005 in an effort to stimulate customer demand for our merchandise offerings. Non-comparable store sales increased by $208.9 million, or by 21.4%, primarily due to 110 more stores open at the end of fiscal 2005 versus fiscal 2004.

Cost of Sales and Gross Profit

Cost of sales includes costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing, freight from the distribution center and warehouse to the stores, payroll for our design, buying and merchandising departments, and occupancy costs. Occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and all depreciation.

Gross profit, as a percentage of net sales, increased by 2.1 percentage points in fiscal 2006, primarily due to a 2.5 percentage point increase in merchandise margin, and partially offset by a 0.4 percentage point increase in depreciation, primarily as a result of store growth and strategic investments, and occupancy costs. Merchandise margin for fiscal 2006 was favorably impacted by $7.4 million, or by 0.5 percentage points, of vendor concessions, primarily from an agreement with South Bay Apparel, Inc. (see note 5 to the Notes to Consolidated Financial Statements for a further discussion). The remaining increase in merchandise margin was primarily due to decreased promotional activity.

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

SG&A

SG&A includes costs related to selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, information technology maintenance costs and expenses, insurance and legal expenses, and store pre-opening and other corporate expenses. Store pre-opening expenses include store payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.

SG&A increased by $62.7 million, or by 1.6 percentage points, as a percentage of net sales, during fiscal 2006. The increase in SG&A was due largely to a $28.0 million increase in payroll and benefits, consisting primarily of store payroll from new store growth. The remainder of the increase was predominantly due to increased store transaction costs of $8.8 million, resulting from both sales growth and new store growth, a $7.4 million increase in incentive compensation, a $5.9 million increase in marketing costs and a $4.1 million increase in stock-based compensation, primarily as a result of the adoption of SFAS No. 123(R) (see note 10 to the Notes to Consolidated Financial Statements for a further discussion). The SG&A increase during fiscal 2006, as a percentage of net sales, was primarily due to a 0.5 percentage point increase in incentive compensation, a 0.3 percentage point increase in both stock-based compensation and marketing costs, and a 0.2 percentage point increase in store payroll.

SG&A increased by $43.1 million in fiscal 2005, due largely to a $29.6 million increase in payroll and benefits, consisting primarily of store payroll from new store growth. The remainder of the increase was predominantly due to increased store transaction costs of $8.6 million, resulting from both sales growth and new store growth, and a $3.0 million increase in marketing costs. SG&A, as a percentage of net sales, decreased by 0.2 percentage points, primarily due to a 0.6 percentage point reduction in incentive compensation and a 0.3 percentage point decrease in benefit costs. These savings were partially offset by a 0.3 percentage point increase in store transaction expenses and a 0.2 percentage point increase in store payroll.

Other Income

We recognized $2.1 million in other income during the second quarter of 2006 in connection with the resolution of a dispute with a vendor regarding the enforcement of our intellectual property rights.

Interest Income

Interest income, net of interest expense, increased by $3.4 million in fiscal 2006 and by $2.2 million in fiscal 2005. Increases in interest rates and increases in cash and cash equivalents, together with short-term investments, were the primary drivers of the increase in net interest income. Cash and cash equivalents, together with short-term investments, increased by $51.0 million at the end of fiscal 2006, and by $42.9 million at the end of fiscal 2005.

Income Taxes

Our effective income tax rate was 39.0% for fiscal 2006, compared to 39.6% for fiscal 2005, and 38.8% for fiscal 2004. The decrease in the effective income tax rate during fiscal 2006 was primarily due to a decrease in certain net permanent differences. The increase in the effective income tax rate during fiscal 2005 was primarily due to an increase in the effective state income tax rate.

Net Income and Earnings Per Share

Net income was $106.6 million, or $1.98 per diluted share, for fiscal 2006, compared with net income of $84.0 million, or $1.50 per diluted share, for fiscal 2005 and net income of $84.1 million, or $1.47 per diluted share, for fiscal 2004.

Net income for fiscal 2006 was favorably impacted by $4.5 million, or $0.08 per diluted share, resulting from the recognition of vendor concessions, primarily from an agreement with South Bay Apparel, Inc. (see note 5 to the Notes to Consolidated Financial Statements for a further discussion). Net income for fiscal 2006 was also favorably impacted by $1.3 million, or $0.02 per diluted share, from the above mentioned other income. The previously discussed adoption of SFAS No. 123(R) unfavorably impacted net income for fiscal 2006 by $2.2 million, or $0.04 per diluted share. Net income for fiscal 2004 was unfavorably impacted by $2.8 million, or by $0.05 per diluted share, from the above mentioned cumulative rent charge.

Consolidated net income included net losses from our Jimmy’Z subsidiary of $6.7 million, or $0.12 per diluted share, for fiscal 2006 compared with net losses of $4.7 million, or $0.8 per diluted share, for fiscal 2005 and none in fiscal 2004.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, the construction of new stores, the remodeling of existing stores, and to improve and enhance our information technology systems and supply chain. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operating activities during the second half of the fiscal year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operating activities during the second half of the year. We expect to continue to meet our cash requirements primarily through cash flows from operating activities, existing cash and cash equivalents, and short-term investments. In addition, we have a revolving credit facility (the “credit facility”) that provides for a $50.0 million base borrowing availability, and can be increased to an aggregate of $75.0 million if we so request (see note 8 to the Notes to Consolidated Financial Statements for a further description). We have not had outstanding borrowings under the credit facility since November 2002. As of February 3, 2007, we had working capital of $234.0 million, cash and cash equivalents of $200.0 million, short-term investments of $76.2 million, and no third party debt outstanding.

The following table sets forth our cash flows for the period indicated (in thousands):

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Net cash provided by operating activities	$177,445	$144,384	$136,975
Net cash used for investing activities	(101,135)	(2,102)	(124,301)
Net cash used for financing activities	(81,481)	(43,175)	(44,902)

Net (decrease) increase in cash and cash equivalents	$(5,171)	$99,107	$(32,228)

Operating Activities

Cash flows from operating activities, our principal form of liquidity on a full-year basis, increased by $33.1 million in fiscal 2006 and increased by $7.4 million in fiscal 2005, as compared to the prior fiscal year. The primary components of cash flows from operations for fiscal 2006 were net income, as adjusted for depreciation and amortization and other non-cash items, of $137.9 million, and tenant allowances from landlords of $13.4 million included in accrued expenses and other liabilities. Total inventories increased by 10% as of February 3, 2007 versus January 28, 2007, and were constant on a per square foot basis for the same periods. In accordance with the provisions of SFAS No. 123®, excess tax benefits from stock-based compensation of $7.6 million were reported as a financing activity for fiscal 2006. Excess tax benefits from stock-based compensation of $4.8 million in fiscal 2005 and $12.9 million in fiscal 2004 were reported as an operating activity.

The primary components of cash flows from operations for fiscal 2005 were net income, as adjusted for non-cash items, of $111.8 million, tenant allowances received from landlords of $21.1 million, and excess tax benefits from stock-based compensation of $4.8 million. The primary components of cash flows from operations for fiscal 2004 were net income, as adjusted for non-cash items, of $106.3 million, tenant allowances received from landlords of $16.7 million, and excess tax benefits from stock-based compensation.

Investing Activities

We invested $44.9 million in capital expenditures in fiscal 2006, primarily for the construction of 74 new Aéropostale stores, to remodel 15 existing stores, and for investments in information technology and for our distribution center. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We plan to invest approximately $85.0 million in capital expenditures in fiscal 2007. These plans include investments of approximately $44.0 million to open approximately 85 new Aéropostale stores in our new store format and approximately $12.0 million to remodel approximately 22 existing stores to our new store format. These plans also include investments of approximately $11.0 million to open a second distribution facility, approximately $6.0 million to complete the rollout of upgraded point of sale systems to our store chain, and for certain other information technology investments.

We had $76.2 million in short-term investments as of February 3, 2007, consisting of auction rate debt and preferred stock securities. Auction rate securities are term securities that earn income at a rate that is periodically reset, typically within 35 days, to reflect current market conditions through an auction process. As of February 3, 2007, these securities had contractual maturities ranging from 2022 through 2040. These securities are classified as “available-for-sale” securities under the provisions of Statement of Financial Accounting Standards, or

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Auction rate securities have been included in short-term investments in the accompanying consolidated financial statements.

Financing Activities

We repurchase our common stock from time to time under a stock repurchase program. On March 14, 2007, our Board of Directors approved a $100 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $350 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. We repurchased 3.1 million shares of our common stock for $91.4 million during fiscal 2006, 1.8 million shares for $44.5 million during fiscal 2005, and 1.8 million shares for $45.9 million during fiscal 2004. We repurchased 7.7 million shares for $199.5 million since the inception of the repurchase program through February 3, 2007, with $150.5 million of repurchase availability remaining under the program as of that date, including the additional $100 million of availability that was approved on March 14, 2007.

We have a revolving credit facility (the “credit facility”) with Bank of America, N.A., which allows us to borrow or obtain letters of credit up to an aggregate of $50.0 million, with letters of credit having a sub-limit of $15.0 million (see note 8 to the Notes to Consolidated Financial Statements for a further discussion). The amount of available credit can be increased to an aggregate of $75.0 million if we so request. We had no amounts outstanding under the credit facility at either February 3, 2007 or January 28, 2006, and no stand-by or commercial letters of credit issued under the credit facility. As of February 3, 2007, we were in compliance with all covenants under the credit facility. We are required to pay an annual credit facility fee of $25,000. In addition, we have not had outstanding borrowings under the credit facility since November 2002.

We have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

Inflation

We do not believe that our sales revenue or operating results have been materially impacted by inflation during the past three fiscal years. There can be no assurance, however, that our sales revenue or operating results will not be impacted by inflation in the future.

Contractual Obligations

The following table summarizes our contractual obligations as of February 3, 2007:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Contractual Obligations:
Employment agreements	$4,767	$2,207	$2,560	$—	$—
Event sponsorship and advertising agreement	3,530	1,548	1,982	—	—
Operating leases	552,150	76,163	151,239	135,413	189,335

Total contractual obligations	$560,447	$79,918	$155,781	$135,413	$189,335

The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 17% of minimum lease obligations in fiscal 2006, or variable costs such as maintenance, insurance and taxes, which represented approximately 62% of minimum lease obligations in fiscal 2006.

Our open purchase orders are cancelable without penalty and are therefore not included in the above table.

We have agreed to continue purchasing merchandise from South Bay Apparel, Inc. through July 2, 2007, the date the agreement with them terminates. As of February 3, 2007, there was approximately $16.2 million in

Aeropostale inventory remaining at South Bay Apparel, Inc. (see note 5 to the Notes to the Consolidated Financial Statements for a further discussion).

In addition to the above table, we project making a benefit payment of approximately $13.3 million from our supplementary executive retirement plan in 2010, which reflects expected future service, and assumes retirement at age 65 (see note 11 to the Notes to Consolidated Financial Statements for a further discussion).

The employment agreements in the above table do not include the three-year employment agreement with Mindy C. Meads, our new President and Chief Merchandising Officer, effective March 16, 2007 which provides for a minimum of $2.9 million, comprised of base salary and guaranteed bonus over the three-year period.

There were no financial guarantees outstanding as of February 3, 2007. We have not provided any financial guarantees, other than the unauthorized guaranty that was executed by Christopher L. Finazzo, our then Executive Vice President and Chief Merchandising Officer, that was revoked and terminated on December 5, 2006 (see note 5 to the Notes to Consolidated Financial Statements for a further discussion). We had no commercial commitments outstanding as of February 3, 2007.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, we are not a party to any material off-balance sheet financing arrangements. We have not created, and are not a party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of February 3, 2007, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

Merchandise Inventory

Merchandise inventory consists of finished goods and is valued utilizing the cost method at lower of cost or market on a weighted-average basis. We use estimates during interim periods to record a provision for inventory shortage. We also make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We believe that the carrying value of merchandise inventory is appropriate as of February 3, 2007. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A 10% difference in our estimate to value inventory at lower of cost or market as of February 3, 2007 would have impacted net income by $0.8 million for the fiscal year ended February 3, 2007.

Defined Benefit Pension Plans

We maintain a Supplemental Executive Retirement Plan, or SERP, which is a non-qualified defined benefit plan for certain officers. The plan is non-contributory, is not funded and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers, and this cost is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. We believe that these assumptions have been appropriate and that, based on these assumptions, the SERP liability of $15.1 million is appropriately stated as of February 3, 2007. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. If we had changed the expected discount rate by 0.5% in 2006, pension expense would have changed by less than $50,000. We adopted SFAS No. 158 on February 3, 2007 (see the section Recent Accounting Developments in note 1 for a further discussion regarding the impact of adoption).

Long-Lived Assets

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

In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, we would write the asset down to fair value and we would record an impairment charge, accordingly. We recorded an asset impairment charge of $0.1 million during fiscal 2006. We believe that the carrying values of finite-lived assets, and their useful lives, are appropriate as of February 3, 2007. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements.

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

We record liabilities for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Tax contingency liabilities are adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law. Liabilities for tax contingencies were estimated at $2.6 million as of February 3, 2007. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements.

Recent Accounting Developments

See the section “Recent Accounting Developments” included in note 1 in the Notes to Consolidated Financial Statements for a discussion of recent accounting developments and their impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As of February 3, 2007, we had no borrowings outstanding under our credit facility and we have not had any borrowings outstanding under our credit facility since November 2002. To the extent that we may borrow pursuant to our credit facility in the future, we may be exposed to market risk related to interest rate fluctuations. Additionally, we have not entered into financial instruments for hedging purposes.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Aéropostale, Inc.:

We have audited the accompanying consolidated balance sheets of Aéropostale, Inc. and its subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2007 and January 28, 2006, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Notes to Consolidated Financial Statements the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as revised, effective January 29, 2006. Also, as discussed in Note 1 to the Notes to Consolidated Financial Statements the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, relating to the recognition and related disclosure provisions, effective February 3, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Aéropostale, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Aéropostale and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 3, 2007, of the Company and our report dated April 2, 2007, expressed an unqualified opinion on those financial statements and the financial statement schedule and includes an explanatory paragraph relating to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as revised, effective January 29, 2006, and the Company’s adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, relating to the recognition and related disclosure provisions, effective February 3, 2007.

/s/ Deloitte & Touche LLP

New York, New York
April 2, 2007

AÉROPOSTALE, INC.

CONSOLIDATED BALANCE SHEETS

	February 3,	January 28,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$200,064	$205,235
Short-term investments	76,223	20,037
Merchandise inventory	101,476	91,908
Prepaid expenses	12,175	12,314
Deferred income taxes	1,185	—
Other current assets	7,670	9,845

Total current assets	398,793	339,339
Fixtures, equipment and improvements — net	175,591	160,229
Intangible assets	1,400	2,455
Deferred income taxes	3,784	—
Other assets	1,596	1,928

Total assets	$581,164	$503,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,918	$57,165
Deferred income taxes	—	5,195
Accrued expenses	100,880	63,993

Total current liabilities	164,798	126,353
Deferred rent and tenant allowances	88,344	81,499
Retirement benefit plan liabilities	15,906	8,654
Deferred income taxes	—	2,655
Commitments and contingent liabilities
Stockholders’ equity
Common stock — par value, $0.01 per share; 200,000 shares authorized, 59,332 and 58,598 shares issued	593	586
Preferred stock — par value, $0.01 per share; 5,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	101,429	88,213
Other comprehensive loss	(5,274)	(1,557)
Deferred compensation	—	(2,577)
Retained earnings	414,916	308,269
Treasury stock at cost (7,687 and 4,548 shares)	(199,548)	(108,144)

Total stockholders’ equity	312,116	284,790

Total liabilities and stockholders’ equity	$581,164	$503,951

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(In thousands, except per share data)

Net sales	$1,413,208	$1,204,347	$964,212
Cost of sales (includes certain buying, occupancy and warehousing expenses)	957,791	841,872	644,305

Gross profit	455,417	362,475	319,907
Selling, general and administrative expenses	289,736	227,044	183,977
Other income	2,085	—	—

Income from operations	167,766	135,431	135,930
Interest income	7,064	3,670	1,438

Income before income taxes	174,830	139,101	137,368
Income taxes	68,183	55,147	53,256

Net income	$106,647	$83,954	$84,112

Basic earnings per common share	$2.00	$1.53	$1.51

Diluted earnings per common share	$1.98	$1.50	$1.47

Weighted average basic shares	53,285	54,994	55,735

Weighted average diluted shares	53,758	55,937	57,255

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(In thousands)

Net income	$106,647	$83,954	$84,112
Minimum pension liability (net of tax of $69, $494, and $92)	110	(740)	(145)

Comprehensive income	$106,757	$83,214	$83,967

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Treasury		Accumulated
			Additional		Stock,		Other
	Common Stock		Paid-in	Deferred	at Cost		Comprehensive	Retained
	Shares	Amount	Capital	Compensation	Shares	Amount	Loss	Earnings	Total
	(In thousands)

BALANCE, JANUARY 31, 2004	56,795	$568	$63,289	$—	(945)	$(17,695)	$(672)	$140,203	$185,693
Net income	—	—	—	—	—	—	—	84,112	84,112
Stock options exercised	1,320	13	1,016	—	—	—	—	—	1,029
Excess tax benefit from
Stock-based compensation	—	—	12,893	—	—	—	—	—	12,893
Repurchase of common stock	—	—	—	—	(1,804)	(45,931)	—	—	(45,931)
Issuance of non-vested stock	—	—	1,871	(1,871)	—	—	—	—	—
Stock-based compensation	—	—	—	600	—	—	—	—	600
Minimum pension liability (net of tax of $92)	—	—	—	—	—	—	(145)	—	(145)

BALANCE, JANUARY 29, 2005	58,115	581	79,069	(1,271)	(2,749)	(63,626)	(817)	224,315	238,251
Net income	—	—	—	—	—	—	—	83,954	83,954
Stock options exercised	477	5	1,338	—	—	—	—	—	1,343
Excess tax benefit from
Stock-based compensation	—	—	4,759	—	—	—	—	—	4,759
Repurchase of common stock	—	—	—	—	(1,799)	(44,518)	—	—	(44,518)
Net issuance of non-vested stock	—	—	3,047	(3,047)	—	—	—	—	—
Stock-based compensation	—	—	—	1,741	—	—	—	—	1,741
Vesting of stock	6	—	—	—	—	—	—	—	—
Minimum pension liability (net of tax of $494)	—	—	—	—	—	—	(740)	—	(740)

BALANCE, JANUARY 28, 2006	58,598	586	88,213	(2,577)	(4,548)	(108,144)	(1,557)	308,269	284,790
Net income	—	—	—	—	—	—	—	106,647	106,647
Stock options exercised	719	7	2,347	—	—	—	—	—	2,354
Minimum pension liability (net of tax of $69)	—	—	—	—	—	—	110	—	110
Adoption of SFAS No. 123(R)	—	—	(2,577)	2577	—	—	—	—	—
Excess tax benefit from
Stock-based compensation	—	—	7,568	—	—	—	—	—	7,568
Adoption of SFAS No. 158 (net of tax of $2,413)	—	—	—	—	—	—	(3,827)	—	(3,827)
Repurchase of common stock	—	—	—	—	(3,139)	(91,404)	—	—	(91,404)
Stock-based compensation	—	—	5,878	—	—	—	—	—	5,878
Vesting of stock	15	—	—	—	—	—	—	—	—

BALANCE, FEBRUARY 3, 2007	59,332	$593	$101,429	$—	(7,687)	$(199,548)	$(5,274)	$414,916	$312,116

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(In thousands)

Cash Flows Provided By Operating Activities
Net income	$106,647	$83,954	$84,112
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	30,029	22,347	16,635
Stock-based compensation	5,878	1,741	600
Amortization of tenant allowances and above market leases	(9,195)	(7,756)	(6,717)
Amortization of deferred rent expense	2,333	3,716	7,474
Pension expense	2,246	1,672	3,008
Deferred income taxes	(10,474)	6,100	2,409
Excess tax benefits from stock-based compensation	(7,568)	—	—
Other	—	—	(1,197)
Changes in operating assets and liabilities:
Merchandise inventory	(9,568)	(10,670)	(19,431)
Prepaid expenses and other assets	2,646	(7,059)	(3,741)
Accounts payable	6,753	12,307	14,381
Accrued expenses and other liabilities	57,718	38,032	39,442

Net cash provided by operating activities	177,445	144,384	136,975

Cash Flows Used For Investing Activities
Purchase of fixtures, equipment and improvements	(44,949)	(58,289)	(46,677)
Purchase of short-term investments	(513,909)	(310,901)	(441,386)
Sale of short-term investments	457,723	367,088	365,162
Purchase of intangible assets	—	—	(1,400)

Net cash used for investing activities	(101,135)	(2,102)	(124,301)

Cash Flows Used For Financing Activities
Purchase of treasury stock	(91,403)	(44,518)	(45,931)
Proceeds from stock options exercised	2,354	1,343	1,029
Excess tax benefits from stock-based compensation	7,568	—	—

Net cash used for financing activities	(81,481)	(43,175)	(44,902)

Net (Decrease) Increase In Cash And Cash Equivalents	(5,171)	99,107	(32,228)
Cash And Cash Equivalents, Beginning Of Year	205,235	106,128	138,356

Cash And Cash Equivalents, End Of Year	$200,064	$205,235	$106,128

Supplemental Disclosures Of Cash Flow Information
Income taxes paid	$48,352	$37,274	$36,456

Excess tax benefit from stock-based compensation included in change in accrued expenses and other liabilities	$—	$4,759	$12,893

Non-cash operating and investing activities	$1,984	$1,541	$—

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated or unless the context otherwise requires. We are a mall-based specialty retailer of casual apparel and accessories for young women and men. As of February 3, 2007, we operated 742 stores, consisting of 728 Aéropostale stores in 47 states and 14 Jimmy’Z stores in 11 states.

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31. Fiscal 2006 was the 53-week period ended February 3, 2007, fiscal 2005 was the 52-week period ended January 28, 2006, and fiscal 2004 was the 52-week period ended January 29, 2005. Fiscal 2007 will be the 52-week period ending February 2, 2008.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ from those estimated.

The most significant estimates made by management include those made in the areas of merchandise inventory, defined benefit retirement plans, long-lived assets, and income taxes. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

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

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, short-term investments, receivables, and accounts payable approximates their carrying value due to their short-term maturities.

Merchandise Inventory

Merchandise inventory consists of finished goods and is valued utilizing the cost method at the lower of cost or market determined on a weighted-average basis. Merchandise inventory includes warehousing, freight, merchandise and design costs as an inventory product cost. We make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We recorded an adjustment to inventory and cost of sales for lower of cost or market of $8.0 million as of February 3, 2007, $7.4 million as of January 28, 2006, and $4.9 million as of January 29, 2005.

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

Evaluation for Long-Lived Asset Impairment

We periodically evaluate the need to recognize impairment losses relating to long-lived assets in accordance with Statement of Financial Accounting Standards, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, we would write the asset down to fair value and we would record an impairment charge, accordingly. We recorded impairment charges of $0.1 million in fiscal 2006, $0.4 million in fiscal 2005, and none in fiscal 2004.

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

In addition, our store leases require us to pay additional rent based on specified percentages of sales, after we achieve specified annual sales thresholds. We use store sales trends to estimate and record liabilities for these additional rent obligations during interim periods. Most of our store leases entitle us to receive tenant allowances from our landlords. We record these tenant allowances as a deferred rent liability, which we amortize as a reduction of rent expense over the non-cancelable term of each underlying lease.

In the fourth quarter of fiscal 2004, we corrected an error and recorded a one-time, non-cash rent charge of $4.7 million ($2.8 million, after tax) related to the timing of rent expense for store leases during the pre-opening period. Previously, we had followed a prevailing retail industry practice in which we began recording rent expense at the earlier of the time a store opened or when rent payments commenced. The charge was cumulative, and $0.5 million after tax was related to fiscal 2004, and $2.3 million after tax was related to prior periods. Our financial statements for prior periods were not restated due to the immateriality of this issue to our results of operations, statements of financial position, and cash flows for fiscal 2004 or any individual prior year. This correction did not impact cash flows or timing of payments under related leases and did not have a material impact on our consolidated financial statements.

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

Cost of Sales

Cost of sales includes costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing, freight from the distribution center and warehouse to the stores, payroll for our design, buying and merchandising departments, and occupancy costs. Occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and all depreciation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, include costs related to selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, information technology maintenance costs and expenses, insurance and legal expenses, and store pre-opening and other corporate level expenses. Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.

Self-Insurance

We self-insure our workers compensation risk and a portion of our employee medical benefits. The recorded liabilities for these risks are calculated primarily using historical experience and current information. The liabilities include amounts for actual claims and claims incurred but not yet reported.

Retirement Benefit Plans

Our retirement benefit plan costs are accounted for using actuarial valuations required by SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions.

We adopted SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), or FAS 158, as of February 3, 2007. SFAS 158 requires an entity to recognize the funded status of its defined pension plans on the balance sheet and to recognize changes in the funded status, that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes. See the section Recent Accounting Developments and note 11 for additional information regarding the adoption of SFAS 158.

Marketing Costs

Marketing costs, which includes internet, television, print, radio and other media advertising and collegiate athlete conference sponsorships, are expensed as incurred and were $11.3 million in fiscal 2006, $6.8 million in fiscal 2005, and $5.3 million in fiscal 2004.

Stock-Based Compensation

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

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about a company’s operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We operate in a single aggregated operating segment, which includes the operation of our Aéropostale and Jimmy’Z specialty retail stores and our Aéropostale e-commerce site. Revenues from external customers are derived from merchandise sales and we do not rely on any major customers as a source of revenue. Our consolidated net sales mix by merchandise category was as follows:

	Fiscal
Merchandise Categories	2006	2005	2004

Young Women’s	60%	61%	60%
Young Men’s	25	25	26
Accessories	15	14	14

Total Merchandise Sales	100%	100%	100%

Recent Accounting Developments

In February 2007, The Financial Accounting Standards Board, or “FASB,” issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. We expect that the adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.

In September 2006, The FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).This statement requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan as an asset or in its statement of financial position and to recognize through accumulated other comprehensive income changes in that funded status in the year in which they occur.. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 on February 3, 2007 did not have a material impact on our financial statements. See note 11 for a further discussion.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We expect that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, or “SAB 108,” Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on the consideration of effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for the first annual period ending after November 15, 2006. We adopted SAB No. 108 in the fourth quarter of 2006 and the adoption of SAB No. 108 did not have a material impact on our consolidated financial statements.

In July 2006, The FASB issued Interpretation No. 48, or “FIN 48,” Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 was effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that the adoption of FIN 48 will have on our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, or “FIN 47,” which clarifies that the term “conditional asset retirement obligation” as used in FASB statement No. 143, “Accounting for Asset Retirement Obligations”. Conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The adoption of FIN 47 unfavorably impacted net earnings by $0.2 million for the year ended January 28, 2006. We were uncertain of the timing of payment for the asset retirement obligations, therefore a liability was not previously recognized in the consolidated financial statements. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.

2.	Common Stock Split

In April 2004, we completed a three-for-two stock split on all shares of our common stock that was affected in the form of a stock dividend. All prior period share and per share amounts presented in this report have been restated to give retroactive recognition to the common stock split.

3.	Short-Term Investments

Short-term investments consist of auction rate debt and preferred stock securities. Auction rate securities are term securities earning income at a rate that is periodically reset, typically within 35 days, to reflect current market conditions through an auction process. These securities are classified as “available-for-sale” securities under the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, these short-term investments are recorded at fair-value, with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of tax. Realized gains and losses and investment income are included in earnings. As of February 3, 2007, the auction rate debt securities had contractual ultimate maturities ranging from 2022 through 2040.

4.	Supplier Risk Concentration

Three suppliers in the aggregate constituted approximately 30% of our purchases in fiscal 2006, approximately 33% in fiscal 2005 and approximately 35% in fiscal 2004. In addition, in fiscal 2006, approximately 64% of our merchandise was directly sourced from our top 10 suppliers, and one agent sourced approximately 19% of our merchandise. The loss of any of these sources could adversely impact our ability to operate our business. We will cease doing business with South Bay Apparel Inc., one of our largest suppliers of graphic T-shirts and fleece, in July 2007 (see note 5 for a further discussion). We are in the process of replacing this business with new vendors and through our existing vendor base.

5.	Other Matters

On November 8, 2006, we announced that Christopher L. Finazzo, who had been our Executive Vice President and Chief Merchandising Officer, had been terminated for cause, effective immediately, based upon information uncovered by management and after an independent investigation was conducted at the direction, and under the

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

supervision, of a special committee of our Board of Directors. The investigation, being carried out by our outside legal counsel and a third-party investigation firm, revealed that Mr. Finazzo:

•	concealed from management and our Board of Directors, and failed to disclose in corporate disclosure documents, his personal ownership interests in, and officer positions of, certain corporate entities affiliated with one of our primary vendors at the time, South Bay Apparel, Inc.,

•	without the knowledge or authorization of our management, executed a corporate Guaranty Agreement in March 1999, that, had it been enforceable, would have obligated us to guarantee any payments due from South Bay Apparel, Inc. to Tricot Richelieu, Inc., an apparel manufacturer and vendor to South Bay Apparel, Inc., and

•	failed to disclose unauthorized business relationships and transactions between immediate and extended family members of Mr. Finazzo and certain other of our vendors.

These activities, and their concealment, constituted numerous instances of conflicts of interest that were in breach of, among other things, our Code of Business Conduct and Ethics, as well as numerous violations of Mr. Finazzo’s employment agreement.

South Bay Apparel, Inc. had been a vendor to us since 1996, providing apparel products including women’s and men’s graphic tee shirts, fleece and other tops. At least one affiliate of South Bay Apparel, Inc. involved in this matter has received orders from us aggregating approximately $0.6 million during fiscal 2006, approximately $1.0 million during fiscal 2005 and approximately $2.4 million during fiscal 2004.

Our management and our Board of Directors had no prior knowledge of any of these unauthorized activities by Mr. Finazzo, including the unauthorized Guaranty Agreement discussed above. On December 5, 2006, we entered into a Confirmatory Termination and Revocation Agreement with South Bay Apparel, Inc. and Tricot Richelieu, Inc., whereby all parties agreed that the Guaranty Agreement was thereby and has been permanently, irrevocably and absolutely terminated, revoked and expired in all respects. Therefore, the Guaranty Agreement was not recorded in the accompanying consolidated financial statements.

Also on December 5, 2006, we entered into an agreement with South Bay Apparel, Inc. and Douglas Dey, South Bay Apparel, Inc.’s President, whereby the parties agreed to resolve certain outstanding matters between them. As such, South Bay Apparel, Inc. agreed to pay us $8.0 million, representing (i) a concession of $7.1 million by South Bay Apparel, Inc. and Mr. Dey concerning prior purchases of merchandise by us, which was reflected as a reduction in the cost of merchandise in fiscal 2006, and (ii) reimbursement by South Bay Apparel, Inc. of $0.9 million, which offset professional fees that we incurred associated with the negotiation of the Agreement and the investigation of the underlying facts surrounding this Agreement. In addition, South Bay Apparel, Inc. and Mr. Dey agreed to a reduction in the price of merchandise sold to us to a price that we believe represents fair value, based on costs of comparable merchandise. We have agreed to continue purchasing merchandise from South Bay Apparel, Inc. through July 2, 2007, the date this agreement terminates. As of February 3, 2007, there was approximately $16.2 million in Aeropostale inventory remaining at South Bay Apparel, Inc.

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

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Fixtures, Equipment and Improvements

Fixtures, equipment and improvements consist of the following (in thousands):

	February 3, 2007	January 28, 2006

Leasehold improvements	$160,428	$135,619
Store fixtures and equipment	77,739	68,073
Computer equipment and software	23,226	18,178
Construction in progress	1,915	1,687

	263,308	223,557
Less accumulated depreciation and amortization	87,717	63,328

	$175,591	$160,229

Depreciation and amortization expense was $30.0 million in fiscal 2006, $22.3 million in fiscal 2005, and $16.6 million in fiscal 2004.

7.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	February 3, 2007	January 28, 2006

Accrued compensation	$15,553	$10,714
Sales and use tax	4,369	2,868
Accrued rent	11,030	9,933
Accrued gift cards and credits	19,290	16,327
Income tax payable	37,802	14,159
Sales return liability	630	654
Payroll tax liabilities	1,549	1,033
Other	10,657	8,305

	$100,880	$63,993

8.	Revolving Credit Facility

We have a revolving credit facility (the “credit facility”) with Bank of America, N.A., which allows us to borrow or obtain letters of credit up to an aggregate of $50.0 million, with letters of credit having a sub-limit of $15.0 million. The amount of available credit can be increased to an aggregate of $75.0 million if we so request. The credit facility matures in April 2010, and our assets collateralize indebtedness under the credit facility. Borrowings under the credit facility bear interest at our option, either at (a) the lender’s prime rate or (b) the Euro Dollar Rate plus 0.75% to 1.25%, dependent upon our financial performance. We are required to pay an annual credit facility fee of $25,000. There are no covenants in the credit facility requiring us to achieve certain earnings levels and there are no capital spending limitations. There are certain negative covenants under the credit facility including, but not limited to, limitations on our ability to incur other indebtedness, encumber our assets, or undergo a change of control. Additionally, we are required to maintain a ratio of 2:1 for the value of our inventory to the amount of the loans under the credit facility. As of February 3, 2007, we were in compliance with all covenants under the credit facility. Events of default under the credit facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, indictment of us or institution of any legal process or proceeding

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under federal, state, municipal or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the lenders under the credit facility will be entitled to take various actions, including the acceleration of amounts due thereunder and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral. At February 3, 2007, we had no amount outstanding under the credit facility, and no stand-by or commercial letters of credit issued under the credit facility. In addition, we have not had outstanding borrowings under the credit facility since November 2002.

9.	Earnings Per Share

In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share has been computed based upon the weighted average of common shares, after deducting preferred dividend requirements. Diluted earnings per share gives effect to outstanding stock options.

Earnings per common share has been computed as follows (in thousands, except per share data):

	Fiscal
	2006	2005	2004

Net income	$106,647	$83,954	$84,112

Weighted average basic shares	53,285	54,994	55,735
Impact of dilutive securities	473	943	1,520

Weighted average diluted shares	53,758	55,937	57,255

Per common share:
Basic earnings per share	$2.00	$1.53	$1.51

Diluted earnings per share	$1.98	$1.50	$1.47

Options to purchase 419,000 shares in fiscal 2006, 387,000 shares in fiscal 2005, and 74,000 in fiscal 2004 were excluded from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

10.	Stock-Based Compensation

On January 29, 2006, the first day of our 2006 fiscal year, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), as interpreted by SEC Staff Accounting Bulletin No. 107. Under SFAS No. 123(R), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement. We recognized $3.7 million ($2.2 million after-tax, or $0.04 per diluted share) in compensation expense related to stock options during fiscal 2006. Previous to the adoption of SFAS No. 123(R), we accounted for stock options under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, did not recognize compensation expense in our consolidated financial statements. We adopted the modified prospective transition method provided under SFAS No. 123(R), and consequently, have not retroactively adjusted results from prior periods. Under this transition method, compensation cost associated with stock options recognized in fiscal 2006 includes: 1) quarterly amortization related to the remaining unvested portion of all stock option awards granted prior to January 29, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) quarterly amortization related to all stock option awards granted subsequent to January 29, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

Under SFAS No. 123(R), we are required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which include a binomial model and the Black-Scholes model. At the present time,

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as financing cash flows. Previously, all tax benefits from stock options had been reported as an operating activity. For fiscal 2006, net cash provided by operating activities, and net cash used for financing activities, was decreased by $7.6 million related to excess tax benefits realized from the exercise of stock options.

We have stock option plans under which we may grant qualified and non-qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees. As of February 3, 2007, a total of 857,733 shares were available for future grant under our plans. Stock options may not be granted at less than the fair market value at the date of grant. Stock options generally vest over four years on a pro rata basis and expire after eight years. All outstanding stock options immediately vest upon change in control.

The following tables summarize stock option transactions for common stock for fiscal 2006:

			Weighted-Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	(In thousands)		(In years)	(In millions)

Outstanding as of January 29, 2006	2,041	$12.63
Granted	320	$28.90
Exercised	(721)	$3.27
Cancelled	(265)	$14.53

Outstanding as of February 3, 2007	1,375	$20.96	5.28	$15.3

Exercisable as of February 3, 2007	564	$13.80	4.17	$10.3

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock option transactions for common stock for fiscal 2005 and fiscal 2004 (shares in thousands):

	Fiscal 2005		Fiscal 2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	2,258	$7.93	3,092	$2.23
Granted	321	32.33	528	23.79
Exercised	(477)	2.82	(1,320)	0.78
Cancelled	(61)	18.81	(42)	12.88

Outstanding, end of period	2,041	$12.63	2,258	$7.93

Options exercisable at end of period	1,106	$4.27	1,314	$1.36

Weighted average fair value of options granted during the year		$13.34		$13.99

The weighted-average grant-date fair value of options granted was $14.59 during fiscal 2006, $13.34 during fiscal 2005, and $13.99 during fiscal 2004. The intrinsic value of options exercised was $19.3 million in fiscal 2006, $12.0 million in fiscal 2005, and $34.7 million in fiscal 2004.

The following tables summarize information regarding currently outstanding options as of February 3, 2007:

Options Outstanding			Options Exercisable
	Number			Number
	Outstanding	Weighted-Average		Exercisable
	at	Remaining		at
	February 3,	Contractual	Weighted-Average	February 3,	Weighted-Average
Range of Exercise Prices	2007	Life	Exercise Price	2007	Exercise Price
	(In thousands)	(In years)		(In thousands)

0.26 to 0.57	143	2.2	$0.44	143	$0.44
7.63 to 11.80	287	4.1	$8.88	186	$8.86
18.57 to 23.32	352	5.2	$23.07	159	$22.84
23.91 to 33.65	593	6.7	$30.50	76	$32.14

	1,375			564

		Weighted Average
		Grant-Date
	Shares	Fair Value
	(In thousands)

Non-vested as of January 29, 2006	935	$12.11
Granted	320	$14.37
Vested	(322)	$11.44
Cancelled	(122)	$12.56

Non-vested as of February 3, 2007	811	$13.20

Based on our forfeiture experience, we expect that approximately 648 of the above non-vested options will vest.

As of February 3, 2007, there was $6.5 million of total unrecognized compensation cost related to non-vested options that we expect to be recognized over the remaining weighted-average vesting period of 2.4 years. We expect

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to recognize $3.3 million of this cost in fiscal 2007, $2.0 million in fiscal 2008, $1.0 million in fiscal 2009, and $0.2 million in fiscal 2010.

Certain of our employees and all of our directors have been awarded non-vested stock, pursuant to non-vested stock agreements. The non-vested stock awarded to employees vests at the end of three years of continuous service with us. Initial grants of non-vested stock awarded to directors vest, pro-rata, over a three-year period, based upon continuous service. Subsequent grants of non-vested stock awarded to directors vest in full one year after the grant-date. Total compensation expense is being amortized over the vesting period. Amortization expense was $2.2 million for fiscal 2006, $1.7 million for fiscal 2005 and $0.6 million for fiscal 2004. As of February 3, 2007, there was $4.8 million of unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over the weighted average period of 1.6 years. In the fourth quarter of 2006, we recorded a reduction of a previously recorded compensation expense of $0.3 million, resulting from the termination for cause of Christopher L. Finazzo, our then Executive Vice President and Chief Merchandising Officer on November 8, 2006 (see note 5 for a further discussion).

The following table summarizes non-vested shares of stock outstanding at February 3, 2007:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
	(In thousands)

Outstanding as of January 29, 2006	168	$28.48
Granted	190	$29.94
Vested	(14)	$30.66
Cancelled	(40)	$28.52

Outstanding as of February 3, 2007	304	$29.29

Prior to fiscal 2006, no compensation expense was recognized for stock options. Had compensation cost for our stock option plans been determined consistent with SFAS No. 123(R), our net income and earnings per share for fiscal 2005 and fiscal 2004 would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Fiscal
	2005	2004
	(In thousands, except per share data)

Net income:
As reported	$83,954	$84,112
Add: non-vested stock amortization, net of taxes	1,050	366
Less: total stock-based compensation expense determined under fair value method, net of taxes	(2,756)	(1,525)

Pro-forma	$82,248	$82,953

Basic earnings per common share:
As reported	$1.53	$1.51

Pro-forma	$1.50	$1.49

Diluted earnings per common share:
As reported	$1.50	$1.47

Pro-forma	$1.47	$1.45

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions for grants in the respective periods:

	Fiscal
	2006	2005	2004

Expected volatility	50%	40%	69%
Expected life	5.25 years	5 years	5 years
Risk-free interest rate	4.86%	4.11%	2.80%
Expected dividend yield	0%	0%	0%
Expected forfeiture rate	20%	20%	20%

The effects of applying SFAS No. 123(R) and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

11.	Retirement Benefit Plans

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements. Under the terms of the plan, employees may contribute up to 14% of gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants. We also have the option to make additional contributions. The terms of the plan provide for vesting in our matching contributions to the plan over a five-year service period with 20% vesting after two years and 50% vesting after year three. Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after year five. Contribution expense was $0.8 million in fiscal 2006 and $0.5 million in both fiscal 2005 and fiscal 2004.

We adopted SFAS No. 158 on February 3, 2007, which impacted our Supplemental Executive Retirement Plan, or SERP, and our postretirement benefit plan. Since the full recognition of the funded status of an entity’s defined benefit pension plan is recorded on the balance sheet, an additional minimum liability (“AML”) is no longer recorded under SFAS No. 158. However, because the recognition provisions of SFAS No. 158 were adopted as of February 3, 2007, we first measured and recorded changes to our previously recognized AML through other comprehensive income and then applied the recognition provisions of SFAS No. 158 through accumulated other comprehensive income to fully recognize the funded status of our defined benefit pension plans. See the section Recent Accounting Developments in Note 1 for a further discussion regarding SFAS No. 158.

The following table summarizes the impact of adopting SFAS No. 158 (in thousands):

	Before Adopting		After Adopting
	SFAS No. 158	Adjustments	SFAS No. 158

Other intangible assets	$2,381	$(981)	$1,400
Deferred income tax assets (non-current)	1,371	2,413	3,784
Total assets	579,732	1,432	581,164
Retirement benefit plan liabilities	10,647	5,259	15,906
Total liabilities	263,789	5,259	269,048
Accumulated other comprehensive loss	(1,447)	(3,827)	(5,274)
Total stockholders’ equity	315,943	(3,827)	312,116

Our SERP is a non-qualified defined benefit plan for certain officers. The plan is non-contributory and not funded and provides benefits based on years of service and compensation during employment. Participants are fully vested upon entrance in the plan. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and this cost is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually.

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following information about the SERP is provided below (in thousands):

	February 3,	January 28,
	2007	2006

CHANGE IN BENEFIT OBLIGATION:
Net benefit obligation at beginning of period	$15,004	$10,884
Service cost	492	421
Interest cost	932	732
Plan amendments	—	—
Actuarial (gain)/ loss	(1,281)	3,303
Settlements	—	—
Gross benefits paid	—	(336)

Net benefit obligation at end of period	$15,147	$15,004

Accumulated benefit obligation	N/A	$8,446

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of period	$—	$—
Employer contributions	—	336
Gross benefits paid	—	(336)
Actual return on plan assets	—	—

Fair value of plan assets at end of period	$—	$—

Funded status at end of period	$(15,147)	$(15,004)
Unrecognized net actuarial loss	N/A	9,130
Unrecognized prior service and cost	N/A	1,055

Net amount recognized	$(15,147)	$(4,819)

Intangible assets	N/A	$1,055
Accrued benefit cost	(15,147)	(8,446)
Accumulated other comprehensive income	N/A	2,572

Net amount recognized	$(15,147)	$(4,819)

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension expense includes the following components (in thousands):

	Fiscal
	2006	2005	2004

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$492	$421	$278
Interest cost	932	732	626
Prior service cost	74	74	74
Amortization of prior experience loss	568	550	321
Loss recognized due to settlement	—	—	1,396

Net periodic benefit cost	$2,066	$1,777	$2,695

WEIGHTED-AVERAGE ASSUMPTIONS USED:
Discount rate to determine benefit obligations	5.75%	5.50%	5.25%
Discount rate to determine net periodic pension cost	5.50%	5.25%	6.00%
Rate of compensation increase	4.50%	4.50%	4.50%

The discount rate was determined by matching a published set of zero coupon yields and associated durations to expected plan benefit payment streams to obtain an implicit internal rate of return. The loss recognized due to settlement in fiscal 2004 resulted from the early retirement of our former President and Chief Operating Officer. We made a contribution of $2.4 million in fiscal 2004 in connection with this early retirement.

We currently do not expect to make any contributions to the SERP in fiscal 2007. We project making a benefit payment of approximately $13.3 million in 2010, which reflects expected future service, and assumes retirement at age 65.

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management, with a liability of $0.2 million as of February 3, 2007 and $0.1 million at January 28, 2006 for this plan. The plan is a non-qualified, defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP. We will record annual monetary credits to each participant’s account based on compensation levels and years as a participant in the plan. Annual interest credits will be applied to the balance of each participant’s account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants’ accounts will be fully vested upon retirement after completing five years of service and attaining age 55.

We have a postretirement benefit plan for certain officers with a liability of $0.5 million as of February 3, 2007 and $0.1 million at January 28, 2006 for this plan.

12.	Stock Repurchase Program

We repurchase our common stock from time to time under a stock repurchase program. On March 14, 2007, our Board of Directors approved a $100.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $350.0 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. We repurchased 3.1 million shares of our common stock for $91.4 million during fiscal 2006, 1.8 million shares for $44.5 million during fiscal 2005, and 1.8 million shares for $45.9 million during fiscal 2004. We repurchased 7.7 million shares for $199.5 million since the inception of the repurchase program through February 3, 2007, with

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$150.5 million of repurchase availability remaining under the program as of February 3, 2007, including the additional $100.0 million of availability that was approved on March 14, 2007.

13.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Fiscal
	2006	2005	2004

Current:
Federal	$63,561	$39,360	$42,728
State and local	15,096	9,687	8,119

	78,657	49,047	50,847

Deferred:
Federal	(8,253)	5,026	2,035
State and local	(2,221)	1,074	374

	(10,474)	6,100	2,409

	$68,183	$55,147	$53,256

Reconciliation of the U.S. statutory tax rate with our effective tax rate is summarized as follows:

	Fiscal
	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
State income taxes, net of federal tax benefits	4.8	4.9	4.0
Other	(0.8)	(0.3)	(0.2)

Effective rate	39.0%	39.6%	38.8%

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the net deferred income tax assets/ (liabilities) are as follows (in thousands):

	February 3,	January 28,
	2007	2006

Current:
Inventory	$1,094	$(5,417)
Other	91	222

Total current assets/ (liabilities)	$1,185	$(5,195)

Non-current:
Furniture, equipment and improvements	$(11,537)	$(13,886)
Retirement benefit plan liabilities	6,124	2,847
Deferred rent and tenant allowances	6,151	7,636
Stock-based compensation	2,394	520
Jimmy’Z state net operating loss carry-forwards	1,303	457
Valuation allowances for Jimmy’Z state net operating loss carry-forwards	(651)	(229)

Total non-current liabilities	3,784	(2,655)

Net deferred income tax assets/(liabilities)	$4,969	$(7,850)

We have recorded valuation allowances against state net operating loss carry-forwards, or “NOL’s”, generated by our Jimmy’Z subsidiary. Subsequent recognition of these deferred tax assets would result in an income tax benefit in the year of such recognition. The NOL’s expire between 2020 and 2026.

We record liabilities for tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated. Tax contingency liabilities are adjusted for changes in circumstances and additional uncertainties, such as significant amendments to existing tax law. We had tax contingency liabilities of $2.6 million as of February 3, 2007 and $1.7 million as of January 28, 2006. We will adopt the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, at the beginning of our 2007 fiscal year. See the section Recent Accounting Developments in Note 1 for a further discussion.

14.	Commitments and Contingencies

We are committed under non-cancelable leases for our entire store and office space locations, which generally provide for minimum rent plus additional increases in real estate taxes, certain operating expenses, etc. Certain leases also require contingent rent based on sales.

The aggregate minimum annual rent commitments as of February 3, 2007 are as follows (in thousands):

Due in Fiscal Year	Total

2007	$76,163
2008	76,457
2009	74,782
2010	70,386
2011	65,027
Thereafter	189,335

Total	$552,150

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental expense consists of the following (in thousands):

	Fiscal
	2006	2005	2004

Minimum rentals	$71,272	$61,681	$49,481
Contingent rentals	12,164	10,376	8,704
Office space rentals	2,255	1,207	1,159

Employment Agreements — As of February 3, 2007, we had outstanding employment agreements with certain members of our senior management totaling $4.8 million. These employment agreements expire at the end of fiscal 2009, except for the employment agreement with our Chief Executive Officer, which expires at the end of fiscal 2007. In addition, we executed a three-year employment agreement with our new President and Chief Merchandising Officer effective March 16, 2007 which provides for a minimum of $2.9 million, comprised of base salary and guaranteed bonus over the three-year period.

Legal Proceedings — We are party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results from operations or cash flows.

Event Sponsorship and Advertising Agreements — We are a party to event sponsorship and advertising agreements with remaining payment obligations of $1.5 million in fiscal 2007, $1.3 million in fiscal 2008, and $0.7 million in fiscal 2009.

Guarantees — There were no financial guarantees outstanding at February 3, 2007. We have not provided any financial guarantees, other than the unauthorized guaranty that was executed by Christopher L. Finazzo, our then Executive Vice President and Chief Merchandising Officer, that was revoked and terminated on December 5, 2006 (see note 5 for a further discussion). We had no commercial commitments outstanding as of February 3, 2007.

15.	Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information (in thousands, except per share amounts):

	13 Weeks Ended			14 Weeks Ended
	April 29,	July 29,	October 28,	February 3,
	2006	2006	2006	2007
		(1)		(2)

Fiscal 2006
Net sales	$246,292	$274,624	$385,455	$506,837
Gross profit	70,478	72,576	123,599	188,764
Net income	8,363	8,423	32,570	57,291
Basic earnings per share	0.15	0.16	0.62	1.09
Diluted earnings per share	0.15	0.16	0.61	1.08

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	13 Weeks Ended
	April 30,	July 30,	October 29,	January 28,
	2005	2005	2005	2006

Fiscal 2005
Net sales	$211,674	$232,770	$324,657	$435,246
Gross profit	59,771	62,027	94,719	145,958
Net income	8,614	7,449	26,085	41,806
Basic earnings per share	0.16	0.13	0.48	0.77
Diluted earnings per share	0.15	0.13	0.47	0.76

(1)	— Includes other income of $2.1 million ($1.3 million, after tax, or $0.03 per diluted share) from the resolution of a dispute with a vendor regarding the enforcement of our intellectual property rights.

(2)	— Includes $7.4 million ($4.5 million, after tax, or $0.08 per diluted share), net of professional fees, representing concessions, primarily from South Bay Apparel Inc., to us for prior purchases of merchandise (see note 5 for a further discussion).

Item 9.	Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 3, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment, our management believes that, as of February 3, 2007, our internal control over financial reporting is effective.

Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on management’s assessment of our internal control over financial reporting. This report appears on page 28 of this annual report on Form 10-K.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our fiscal year ended February 3, 2007, our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls or in other factors during our fourth fiscal quarter that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Registrant

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information, as of February 3, 2007, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of restricted shares granted to employees, consultants or members of our Board of Directors, under our two existing equity compensation plans, the Aéropostale, Inc. 1998 Stock Option Plan and the Aéropostale, Inc. 2002 Long-Term Incentive Plan.

Number of Securities
Remaining Available
		Weighted-Average	for Future Issuance
	Number of Securities to	Exercise Price of	Under Equity
	be Issued Upon Exercise	Outstanding	Compensation Plans
	of Outstanding Options,	Options, Warrants	(Excluding Securities
Plan Category	Warrants and Rights	and Rights	Reflected in Column

Equity compensation plans approved by security holders	1,374,942	$20.96	857,733
Equity compensation plans not approved by security holders	—	—	—

Total	1,374,942	$20.96	857,733

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	The financial statements listed in the “Index to Consolidated Financial Statements” at page XX are filed as a part of this Annual Report on Form 10-K
	2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto
	3.	Exhibits included or incorporated herein:
		See Exhibit Index

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Form of Amended and Restated Certificate of Incorporation.†
3.2	Form of Amended and Restated By-Laws.†
4.1	Specimen Common Stock Certificate.†
10.1	Aéropostale, Inc. 1998 Stock Option Plan.†
10.2	Aéropostale, Inc. 2002 Long-Term Incentive Plan.†
10.3	Loan and Security Agreement, dated July 31, 1998 between Bank Boston Retail Finance Inc., as agent for the lenders party thereto (the “Lenders”), the Lenders and MSS-Delaware, Inc.†
10.4	First Amendment to Loan and Security Agreement, dated November 8, 1999, by and between Bank Boston Retail Finance Inc., as agent for the Lenders, the Lenders and MSS-Delaware, Inc.†
10.5	Second Amendment to Loan and Security Agreement, dated May 2, 2002, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc.).†
10.6	Third Amendment to Loan and Security Agreement, dated June 13, 2001, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc.).†
10.7	Fourth Amendment to Loan and Security Agreement, dated February 2, 2002, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc.).†
10.8	Lease Agreement, dated April 1, 2006, between Frank Greek and Son’s and Aéropostale, Inc.†††
10.9	Merchandise Servicing Agreement, dated April 1, 2002, between American Distribution, Inc. and Aeropostale, Inc.†
10.10	Interim Merchandise Servicing Agreement, dated as of February 11, 2002, by and between American Consolidation Inc. and Aéropostale, Inc.†
10.11	Sourcing Agreement, dated July 22, 2002, by and among Federated Department Stores, Inc., Specialty Acquisition Corporation and Aéropostale, Inc.††
10.12	Amendment No. 1 to Stockholders’ Agreement, dated April 23, 2002, by and among Aéropostale, Inc., Bear Stearns MB 1998-1999 Pre-Fund, LLC and Julian R. Geiger.†
10.13	Employment Agreement, dated as of February 1, 2002, between Aéropostale, Inc. and Julian R. Geiger.†
10.14	Fifth Amendment to Loan and Security Agreement, dated October 7, 2003, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc).†††
10.15	Employment Agreement, dated as of February 1, 2007, between Aéropostale, Inc. and Michael J. Cunningham.††††
10.16	Employment Agreement, dated as of February 1, 2007, between Aéropostale, Inc. and Thomas P. Johnson.††††
10.17	Employment Agreement, dated as of February 1, 2007, between Aéropostale, Inc. and Olivera Lazic-Zangas.††††
10.18	Amendment No. 1, dated as of April 11, 2005, to Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Julian R. Geiger.†††††
10.19	Employment Agreement, dated as of February 1, 2007, between Aéropostale, Inc. and Mindy Meads.††††††
21	Subsidiaries of the Company.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification by Julian R. Geiger, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Michael J. Cunningham, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit
No.	Description

32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Incorporated by reference to the Registration Statement on Form S-1, originally filed by Aéropostale, Inc. on March 8, 2002 (Registration No. 333-84056).

††	Incorporated by reference to the Registrant’s Annual Report on 10-K, for the fiscal year ended February 1, 2003 (File No. 001-31314).

†††	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended November 1, 2003 (File No. 001-31314).

††††	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated February 6, 2007 (File No. 001-31314).

†††††	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended January 28, 2006 (File No. 001-31314).

††††††	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 8, 2007 (File No. 001-31314).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AÉROPOSTALE, INC.

By:	/s/ Julian R. Geiger
Julian R. Geiger
Chairman, Chief Executive Officer, and Director

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Julian R. Geiger Julian R. Geiger	Chairman, Chief Executive Officer, and Director (Principal Executive Officer)	April 2, 2007

/s/ Michael J. Cunningham Michael J. Cunningham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 2, 2007

/s/ Ross A. Citta Ross A. Citta	Group Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 2, 2007

/s/ Bodil Arlander Bodil Arlander	Director	April 2, 2007

/s/ Ronald Beegle Ronald Beegle	Director	April 2, 2007

/s/ Mary Elizabeth Burton Mary Elizabeth Burton	Director	April 2, 2007

/s/ Robert B. Chavez Robert B. Chavez	Director	April 2, 2007

/s/ David Edwab David Edwab	Director	April 2, 2007

/s/ John D. Howard John D. Howard	Director	April 2, 2007

/s/ Karin Hirtler — Garvey Karin Hirtler — Garvey	Director	April 2, 2007

/s/ David B. Vermylen David B. Vermylen	Director	April 2, 2007

AÉROPOSTALE, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning	Amounts Charged	Write-offs Against	Balance End
Reserve for Returns:	of Period	to Net Income	Reserve	of Period
	(In thousands)

Year Ended February 3, 2007	$654	$512	$536	$630
Year Ended January 28, 2006	525	620	491	654
Year Ended January 29, 2005	672	233	380	525