Form 10-Q
period 2007-05-05
AEROPOSTALE INC
filed 2007-06-13
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-31314

Aéropostale, Inc.
(Exact name of registrant as specified in its charter)

Delaware	31-1443880
(State of incorporation)	(I.R.S. Employer Identification No.)

112 W. 34th Street, New York, NY	10120
(Address of Principal Executive Offices)	(Zip Code)

(646) 485-5410
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

The Registrant had 51,704,448 shares of common stock issued and outstanding as of June 1, 2007.

AÉROPOSTALE, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 5,	February 3,	April 29,
	2007	2007	2006
	(Unaudited)
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$154,119	$200,064	$143,951
Short-term investments	56,565	76,223	60,212
Merchandise inventory	107,575	101,476	108,971
Tenant allowances receivable	6,792	4,523	7,802
Prepaid expenses	11,636	12,175	11,597
Prepaid income taxes	—	—	5,614
Deferred income taxes	8,039	1,185	—
Other current assets	2,659	3,147	2,587

Total current assets	347,385	398,793	340,734
Fixtures, equipment and improvements, net	193,832	175,591	170,228
Intangible assets	1,400	1,400	2,455
Deferred income taxes	4,949	3,784	—
Other assets	1,608	1,596	1,986

TOTAL ASSETS	$549,174	$581,164	$515,403

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$43,416	$63,918	$71,104
Accrued compensation	11,259	15,553	6,319
Deferred income taxes	—	—	5,195
Income taxes payable	12,608	37,802	1,770
Accrued expenses	46,208	47,525	35,094

Total current liabilities	113,491	164,798	119,482
Deferred rent and tenant allowances	90,949	88,344	85,395
Retirement benefit plan liabilities	16,332	15,906	9,229
Uncertain tax contingency liabilities	3,323	—	—
Deferred income taxes	—	—	2,344
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock — par value, $0.01 per share; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock — par value, $0.01 per share; 200,000 shares authorized, 59,528, 59,332 and 59,147 shares issued and outstanding	595	593	592
Additional paid-in capital	107,136	101,429	93,754
Accumulated other comprehensive loss	(5,199)	(5,274)	(1,557)
Retained earnings	428,465	414,916	316,632
Treasury stock at cost (7,846, 7,687 and 4,628 shares)	(205,918)	(199,548)	(110,468)

Total stockholders’ equity	325,079	312,116	298,953

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$549,174	$581,164	$515,403

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
	(Unaudited)
	(In thousands, except per share data)

Net sales	$275,782	$246,292
Cost of sales (includes certain buying, occupancy and warehousing expenses)	187,079	175,814

Gross profit	88,703	70,478
Selling, general and administrative expenses	68,219	58,265

Income from operations	20,484	12,213
Interest income	2,135	1,496

Income before income taxes	22,619	13,709
Income taxes	8,867	5,346

Net income	$13,752	$8,363

Basic earnings per share	$0.27	$0.15

Diluted earnings per share	$0.26	$0.15

Weighted average basic shares	51,655	54,407

Weighted average diluted shares	52,136	55,077

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
	(Unaudited)
	(In thousands)

Net income	$13,752	$8,363
Minimum pension liability (net of tax of $49)	75	—

Comprehensive income	$13,827	$8,363

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,752	$8,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,224	6,740
Stock-based compensation	1,954	1,315
Excess tax benefits from stock-based compensation	(1,232)	(5,894)
Other	(2,138)	(871)
Changes in operating assets and liabilities:
Merchandise inventory	(6,099)	(17,063)
Accounts payable	(20,502)	13,939
Other assets and liabilities	(38,537)	(17,213)

Net cash used in operating activities	(44,578)	(10,684)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixtures, equipment and improvements	(19,104)	(14,910)
Purchase of short-term investments	(173,436)	(102,960)
Proceeds from sale of short-term investments	193,094	62,785

Net cash provided by (used in) investing activities	554	(55,085)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(5,674)	(2,324)
Proceed from exercise of stock options	2,521	915
Excess tax benefits from stock-based compensation	1,232	5,894

Net cash (used in) provided by financing activities	(1,921)	4,485

Net decrease in cash and cash equivalents	(45,945)	(61,284)
Cash and cash equivalents, beginning of year	200,064	205,235

Cash and cash equivalents, end of period	$154,119	$143,951

Supplemental Disclosure of Cash Flow Information:
Non-cash operating and investing activities	$7,362	$1,829

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories for young women and men. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and men. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18 to 25. As of May 5, 2007, we operated 765 stores in 47 states, consisting of 751 Aeropostale stores and 14 Jimmy’Z stores, in addition to our Aeropostale e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).

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

Our business is highly seasonal, and historically we have realized a significant portion of our sales, net income, and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in the third quarter and the holiday selling season in the fourth quarter. Therefore, our interim period consolidated financial statements will not be indicative of our full-year results of operations, financial condition or cash flows. These financial statements should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended February 3, 2007.

References to “2007” mean the 52-week period ending February 2, 2008, and references to “2006” mean the 53-week period ended February 3, 2007. References to “the first quarter of 2007” mean the thirteen-week period ended May 5, 2007, and references to “the first quarter of 2006” mean the thirteen-week period ended April 29, 2006.

2.	Cost of Sales and Selling, General and Administrative Expenses

Cost of sales includes costs related to: merchandise sold, including inventory valuation adjustments, distribution and warehousing, freight from the distribution center and warehouse to the stores; payroll for our design, buying and merchandising departments, and occupancy costs. Occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and all depreciation.

Selling, general and administrative expenses, or “SG&A”, include costs related to selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, maintenance costs and expenses, insurance and legal expenses, and store pre-opening and other corporate level expenses. Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
	(In thousands, except per share data)

Net income	$13,752	$8,363

Weighted average basic shares	51,655	54,407
Impact of dilutive securities	481	670

Weighted average diluted shares	52,136	55,077

Earnings per basic share	$0.27	$0.15

Earnings per diluted share	$0.26	$0.15

Options to purchase 153,000 shares during the first quarter of 2007 and 287,000 shares during the first quarter of 2006 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

4.	Revolving Credit Facility

We have a revolving credit facility (the “credit facility”) with Bank of America, N.A., which allows us to borrow or obtain letters of credit up to an aggregate of $50.0 million, with letters of credit having a sub-limit of $15.0 million. The amount of available credit can be increased to an aggregate of $75.0 million if we so request. The credit facility matures in April 2010, and our assets collateralize indebtedness under the credit facility. Borrowings under the credit facility bear interest at our option, either at (a) the lender’s prime rate or (b) the Euro Dollar Rate plus 0.75% to 1.25%, dependent upon our financial performance. We are required to pay an annual credit facility fee of $25,000. There are no covenants in the credit facility requiring us to achieve certain earnings levels and there are no capital spending limitations. There are certain negative covenants under the credit facility including, but not limited to, limitations on our ability to incur other indebtedness, encumber our assets, or undergo a change of control. Additionally, we are required to maintain a ratio of 2:1 for the value of our inventory to the amount of the loans under the credit facility. As of May 5, 2007, we were in compliance with all covenants under the credit facility. Events of default under the credit facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, institution of any legal process or proceeding under federal, state, municipal or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the lenders under the credit facility will be entitled to take various actions, including the acceleration of amounts due there under and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral. At May 5, 2007, we had no amount outstanding under the credit facility, and no stand-by or commercial letters of credit issued under the credit facility. In addition, we have not had outstanding borrowings under the credit facility since November 2002.

5.	Retirement Benefit Plans

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

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The components of net periodic pension benefit cost are as follows:

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
	(In thousands)

Service cost	$134	$123
Interest cost	225	233
Amortization of prior experience cost	19	19
Amortization of net loss	105	142

Net periodic pension benefit cost	$483	$517

We maintain a long-term incentive deferred compensation plan for the purpose of providing long-term incentive to a select group of management. The plan is a non-qualified, defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions, who are not participants in the SERP. Annual monetary credits are recorded to each participant’s account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant’s account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participant’s accounts will be fully vested upon retirement after completing five years of service and attaining age 55.

We maintain a postretirement benefit plan for certain officers. At May 5, 2007, we had a liability of $0.6 million in connection with this plan.

6.	Stock Repurchase Program

We repurchase our common stock from time to time under a stock repurchase program. On March 14, 2007, our Board of Directors approved a $100.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $350.0 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. We repurchased 140,000 shares of our common stock for $5.7 million during the first quarter of 2007 and 80,000 shares for $2.3 million during the first quarter of 2006. We repurchased 7.8 million shares for $205.2 million since the inception of the repurchase program through May 5, 2007, and had $144.8 million of repurchase availability remaining under the program as of that date.

7.	Stock-Based Compensation

At the beginning of fiscal 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), as interpreted by SEC Staff Accounting Bulletin No. 107. Under SFAS No. 123(R), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in the income statement. Previous to the adoption of SFAS No. 123(R), we accounted for stock options under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, did not recognize compensation expense in our consolidated financial statements. We adopted the modified prospective transition method provided under SFAS No. 123(R), and consequently, had not retroactively adjusted results from prior periods. During the first quarter of 2007, we granted 361,010 stock options at a weighted-average grant-date fair value of $18.67. In addition, we granted 199,755 shares of non-vested stock at a weighted-average grant-date fair value of $40.25.

8.	Commitments and Contingent Liabilities

We are party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results from operations or cash flows. As of May 5, 2007, we have not issued any third party guarantees.

9.	Income Taxes

Effective at the beginning of the first quarter of 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting and disclosure for uncertainty in income taxes. As a result of the adoption, we recorded a decrease to beginning retained earnings of approximately $0.2 million and increased our net liabilities for uncertain tax positions and related interest and penalties by a corresponding amount. As of the adoption date, we recorded liabilities of $10.7 million for uncertain tax positions, which includes interest and penalties. Also as of the adoption date, we recorded deferred tax assets of $7.9 million for federal and, if applicable, state benefits related to the uncertain tax positions. Net uncertain tax positions of $2.8 million as of the adoption date would favorably impact our effective tax rate if these net liabilities were reversed.

We expect to pay approximately $7.6 million of the uncertain tax position liabilities within the following twelve months. This liability related to the timing of taxable revenue from non-redeemed gift cards.

We file income tax returns in the U.S. federal jurisdiction and in various states. Our U.S. federal filings for the years 2002 through 2005 are under routine examination and we expect that process will be completed before the end of 2007. For state tax purposes, our 2002 through 2006 tax years remain open for examination by the tax authorities under a four-year statute of limitations. However, certain states may keep their statute open for six to ten years.

We recognize interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense. As of the adoption date, the total amount of accrued interest and penalties was $1.7 million before federal and, if applicable, state effect. For the quarter ended May 5, 2007, we recorded approximately $0.2 million in interest and penalties, before federal and, if applicable, state effect.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. The risk factors included in Part II, Item 1A should be read in connection with evaluating our business and future prospects. All forward looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made.

Introduction

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories for young women and men. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and men. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18 to 25. As of May 5, 2007, we operated 765 stores in 47 states, consisting of 751 Aeropostale stores and 14 Jimmy’Z stores, in addition to our Aeropostale e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” is intended to provide information to help you better understand our financial condition and results of operations. Our business is highly seasonal, and historically we realize a significant portion of our sales, net income, and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in our third quarter and the holiday selling season in our fourth quarter. Therefore, our interim period consolidated financial statements will not be indicative of our full-year results of operations, financial condition or cash flows. We recommend that you read this section along with our condensed consolidated financial statements included in this report and along with our Annual Report on Form 10-K for the year ended February 3, 2007.

The discussion in the following section is on a consolidated basis, unless indicated otherwise.

Overview

We achieved net sales of $275.8 million for the first quarter of 2007, or a 12.0% increase over the first quarter of 2006. The sales increase was driven by average square footage growth of 9.4% and a 2.5% comparable store sales increase. Gross profit, as a percentage of net sales, increased 3.6 percentage points for the first quarter of 2007, primarily due to a 3.9 percentage point increase in merchandise margin. SG&A, as a percentage of net sales, increased 1.1 percentage points for the first quarter of 2007. The increase in SG&A was primarily attributable to increased expenses to support our strategic initiatives and increased store expenses, primarily payroll. Interest income increased by $0.6 million for the first quarter of 2007. Net income for the first quarter of 2007 was $13.8 million, or $0.26 per diluted share, versus net income of $8.4 million, or $0.15 per diluted share for the first quarter of 2006.

As of May 5, 2007, we had working capital of $233.9 million, cash and cash equivalents of $154.1 million, short-term investments of $56.6 million, and no third party debt outstanding. Merchandise inventories decreased by 1%, and decreased by 9% on a square foot basis, at May 5, 2007, compared to April 29, 2006. We operated 765 stores at May 5, 2007, an increase of 9% from April 29, 2006.

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 Weeks Ended
	May 5,	April 29,
	2007	2006

Net sales (in millions)	$275.8	$246.3
Total store count at end of period	765	704
Comparable store count at end of period	665	550
Net sales growth	12.0%	16.4%
Comparable store sales change	2.5%	(2.9)%
Comparable average unit retail change	(2.2)%	6.3%
Comparable units per sales transaction change	(0.6)%	(4.5)%
Comparable sales transaction change	5.2%	(4.4)%
Net sales per average square foot	$102	$100
Gross profit (in millions)	$88.7	$70.5
Income from operations (in millions)	$20.5	$12.2
Diluted earnings per share	$0.26	$0.15
Average square footage growth	9.4%	19.5%
Change in total inventory over comparable period	(1.3)%	21.7%
Change in inventory per square foot over comparable period	(9.0)%	2.7%
Percentages of net sales by category:
Young Women’s	61%	58%
Young Men’s	22%	24%
Accessories	17%	18%

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 Weeks Ended
	May 5,	April 29,
	2007	2006

Net sales	100.0%	100.0%
Gross profit	32.2%	28.6%
Selling, general and administrative expenses	24.7%	23.6%
Income from operations	7.5%	5.0%
Interest income, net	0.7%	0.6%

Income before income taxes	8.2%	5.6%
Income taxes	3.2%	2.2%

Net income	5.0%	3.4%

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

Net sales for the first quarter of 2007 increased by $29.5 million, or by 12.0% versus the same period last year. Average square footage growth of 9.4% drove the net sales increase for the quarter, as well as an increase in comparable store sales. Comparable store sales increased by $5.9 million, or by 2.5% for the first quarter of 2006, versus a comparable store sales decrease of 2.9% for the first quarter of 2006. Comparable store sales increased in our young women’s category and decreased in our young men’s and accessories categories. The overall comparable store sales increase reflected a 5.2% increase in the number of sales transactions, a 2.2% decrease in average unit retail due to mix shift, and a 0.6% decrease in units per sales transaction. Non-comparable store sales increased by $23.6 million, or by 9.5%, primarily due to 61 more stores open at the end of the first quarter of 2007 versus the end of the first quarter of 2006.

Gross profit — Cost of sales includes costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing; freight from the distribution center and warehouse to the stores; payroll for our design, buying and merchandising departments, and occupancy costs. Occupancy costs include: rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and all depreciation.

Gross profit, as a percentage of net sales, increased 3.6 percentage points for the first quarter of 2007 versus the same period last year. Merchandise margin increased 3.9 percentage points due primarily to an improvement in our merchandise assortment and our planning processes and inventory management, and lower unit costs from graphic tee shirts. These improvements were partially offset by a 0.3 percentage point increase in depreciation.

SG&A — SG&A includes costs related to selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, maintenance costs and expenses, insurance and legal expenses, and store pre-opening and other corporate level expenses. Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.

SG&A increased by $10.0 million, or 1.1 percentage points, as a percentage of net sales, for the first quarter of 2007 versus the first quarter of 2006. The increase in SG&A was attributable to a $6.5 million increase in store payroll and benefits and store transaction costs resulting primarily from new store growth, a $2.6 million increase in technology investments (see the section “Capital requirements” below for further details) and consulting fees related to our supply chain management investments, and a $0.6 million increase in stock-based compensation expense.

As a percentage of net sales, the increase in technology investments and consulting fees contributed 0.6 percentage points of the increase in SG&A, store related expenses, primarily payroll, contributed 0.5 percentage points of the increase, and stock-based compensation contributed 0.2 percentage points of the increase.

Interest income and income taxes — Interest income increased by $0.6 million for the first quarter of 2007. Increases in cash and cash equivalents and higher interest rates were the primary drivers of the increase in net interest income.

The effective income tax rate was 39.2% for the first quarter of 2007 and 39.0% for the first quarter of 2006.

Net income — Net income was $13.8 million, or $0.26 per diluted share, for the first quarter of 2007, versus net income of $8.4 million, or $0.15 per diluted share, for the first quarter of 2006.

Consolidated net income included net losses from the Company’s Jimmy’Z subsidiary of $1.9 million, or $0.04 per diluted share, for the first quarter of 2007 versus losses of $1.5 million, or $0.03 per diluted share for the first quarter of 2006.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement and enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations and existing cash and cash equivalents. In addition, we have a revolving credit facility (the “credit facility”) that provides for a $50.0 million base borrowing availability, and can be increased to an aggregate of $75.0 million if we so request (see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further description). We have not had outstanding borrowings under the credit facility since November 2002.

At May 5, 2007, we had working capital of $233.9 million, cash and cash equivalents of $154.1 million, short-term investments of $56.6 million, and no third party debt outstanding.

The following table sets forth our cash flows for the period indicated:

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
	(In thousands)

Net cash used in operating activities	$(44,578)	$(10,684)
Net cash provided by (used in) investing activities	554	(55,085)
Net cash (used in) provided by financing activities	(1,921)	4,485

Net decrease in cash and cash equivalents	$(45,945)	$(61,284)

Operating activities — Cash flows used in operating activities, our primary form of liquidity on a full-year basis, decreased by $34.9 million for the first quarter of 2007, versus the first quarter of 2006. Cash used for accounts payable, accrued expenses and other liabilities increased by $55.8 million due primarily to a shift in the fiscal calendar. The increase reflects payment for earlier receipt of seasonal merchandise this year and timing of rent and income tax payments resulting from the fiscal calendar shift. Merchandise inventories decreased by 9% on a square foot basis, as of May 5, 2007, as compared to April 29, 2006, primarily due to a mix shift and lower unit costs from graphic tee shirts.

Due to the seasonality of our business, we have historically generated a significant portion of our cash flows from operating activities in the second half of the year, and we expect this trend to continue through the balance of this year.

Capital requirements — Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores, and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We plan to invest approximately $85.0 million in capital expenditures in fiscal 2007. These plans include investments of approximately $44.0 million to open approximately 85 new Aéropostale stores, including approximately 10 Aéropostale stores in Canada, in our new store format and approximately $12.0 million to remodel approximately 22 existing stores to our new store format. These plans also include investments of approximately $11.0 million to open a second distribution facility, approximately $6.0 million to complete the rollout of upgraded point of sale systems to our store chain, and $6.0 million for supply chain management investments.

We had $56.6 million in short-term investments at May 5, 2007, consisting of auction rate debt and preferred stock securities. Auction rate securities are term securities that earn income at a rate that is periodically reset, typically within 35 days, to reflect current market conditions through an auction process. Although these securities have long-term contractual maturities, they are classified as “available-for-sale” securities and are included in short-term investments in the current asset section of our condensed consolidated balance sheets.

Financing activities and capital resources — We repurchase our common stock from time to time under a stock repurchase program. On March 14, 2007, our Board of Directors approved a $100.0 million increase in repurchase availability under the program, bringing the total repurchase authorization, since inception of the program, to $350.0 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. We repurchased 140,000 shares of our common stock for $5.7 million during the first quarter of 2007 and 80,000 shares for $2.3 million during the first quarter of 2006. We repurchased 7.8 million shares for $205.2 million since the inception of the repurchase program through May 5, 2007, and had $144.8 million of repurchase availability remaining under the program as of that date.

We have a credit facility that provides for a $50.0 million base borrowing availability, and can be increased to an aggregate of $75.0 million if we so request (see note 4 to the notes to unaudited condensed consolidated financial statements for a further description). We are required to pay an annual credit facility fee of $25,000. At May 5, 2007, there were no amounts outstanding under the credit facility, and no stand-by or commercial letters of credit issued under the credit facility. As of May 5, 2007, we were in compliance with all covenants under the credit facility. We have not had outstanding borrowings under the credit facility since November 2002.

Contractual Obligations

The following table summarizes our contractual obligations as of May 5, 2007:

		Payments Due
		Balance of	In 2008	In 2010	After
	Total	2007	and 2009	and 2011	2011
	(In thousands)

Contractual Obligations
Employment agreements	$7,643	$2,820	$4,735	$88	$—
Sponsorship and advertising contracts	3,230	1,248	1,982	—	—
Liabilities for uncertain tax positions	7,621	7,621	—	—	—
Operating leases	576,791	66,244	159,283	143,463	207,801

Total contractual obligations	$595,285	$77,933	$166,000	$143,551	$207,801

The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 17% of minimum lease obligations in fiscal 2006, or variable costs such as maintenance, insurance and taxes, which represented approximately 62% of minimum lease obligations in fiscal 2006.

Our open purchase orders are cancelable without penalty and were therefore not included in the above table.

In December 2006, we entered into an agreement with South Bay Apparel, Inc., who had been a vendor to us since 1996. The agreement resolved certain outstanding matters between us (See our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 for a further discussion). In addition, we have agreed to continue purchasing merchandise from South Bay Apparel, Inc. through July 2, 2007, the date the agreement with them terminates. As of May 5, 2007, there was approximately $9.5 million in Aeropostale inventory remaining at South Bay Apparel, Inc.

In addition to the above table, we project making a benefit payment of approximately $13.3 million from our supplementary executive retirement plan in 2010, which reflects expected future service of our Chief Executive Officer through an assumed retirement age of 65.

There were no financial guarantees outstanding as of May 5, 2007. We had no commercial commitments outstanding as of May 5, 2007.

Effective at the beginning of the first quarter of 2007, we adopted FIN No. 48 as described in Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements. Our total liabilities for unrecognized tax benefits were $10.9 million at May 5, 2007. We cannot make a reasonable estimate of the amount and period of related future payments for $3.3 million of these liabilities. Therefore these liabilities were not included in the above table.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of May 5, 2007, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in the MD&A included in our Annual Report on Form 10-K for the year ended February 3, 2007.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of the beginning of fiscal 2007. See Note 9 to Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At May 5, 2007, we had no borrowings outstanding under our credit facility and we have not had any borrowings outstanding under our credit facility since November 2002. To the extent that we may borrow pursuant to our credit facility in the future, we may be exposed to market risk related to interest rate fluctuations. Additionally, we have not entered into financial instruments for hedging purposes.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  Pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our 2007 first quarter, ended May 5, 2007, our disclosure controls and procedures are effective.

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

During fiscal 2006, we sourced approximately 30% of our merchandise from our top three suppliers; one company, South Bay Apparel, Inc., supplied approximately 12% of our merchandise, and two others each supplied approximately 9% of our merchandise. We will cease doing business with South Bay Apparel Inc. in July 2007. We are in the process of replacing this business with new vendors and with our existing vendor base. In addition, approximately 64% of our merchandise was directly sourced from our top ten suppliers, and one company acted as our agent with respect to the sourcing of approximately 19% of our merchandise. Our relationships with our suppliers generally are not on a long-term contractual basis and do not provide assurances on a long-term basis as to adequate supply, quality or acceptable pricing. Most of our suppliers could discontinue selling to us at any time. If one or more of our significant suppliers were to sever their relationship with us, we could be unable to obtain replacement products in a timely manner, which could have a material adverse effect on our sales, financial condition and results of operations.

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

Our key executive officers have substantial experience and expertise in the retail industry and have made significant contributions to the growth and success of our brands. The unexpected loss of the services of one or more of these individuals could adversely affect us. Specifically, if we were to lose the services of Julian R. Geiger, our Chairman and Chief Executive Officer or Mindy Meads, our President and Chief Merchandising Officer, our business could be adversely affected.

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

We expect that the introduction of new brand concepts and other business opportunities will play an important role in our overall growth strategy. The operation of the Jimmy’Z stores is subject to numerous risks, including unanticipated operating problems, lack of prior experience, lack of customer acceptance, new vendor relationships, competition from existing and new retailers, and could also be a diversion of management’s attention from our core Aéropostale business. The Jimmy’Z concept involves, among other things, implementation of a retail apparel concept which is subject to many of the same risks as Aéropostale, as well as additional risks inherent with a more fashion-driven concept, including risks of difficulty in merchandising, uncertainty of customer acceptance, fluctuations in fashion trends and customer tastes, as well as the attendant markdown risks. Risks inherent in any new concept are particularly acute with respect to Jimmy’Z because this is the first significant new venture by us, and the nature of the Jimmy’Z business differs in certain respects from that of our core Aéropostale business. There can be no assurance that the Jimmy’Z stores will achieve sales and profitability levels justifying our investments in this business. If those sales levels are not achieved we may be required to impair the carrying value of our investments, and/or may decide to close stores, which would have a negative impact on our results of operations. Consolidated net income included net losses from our Jimmy’Z subsidiary of $1.9 million, or $0.04 per diluted share, for the first quarter of 2007, $6.7 million, or $0.12 per diluted share, for fiscal 2006, $4.7 million, or $0.08 per diluted share for fiscal 2005, and none in fiscal 2004.

There is an increased risk in operating stores in foreign countries.

During the second half of fiscal 2007, we will open our first 10 Aeropostale stores in Canada. We cannot assure you that we will be able to address in a timely fashion the risks of operating stores in foreign countries, such as governmental requirements over merchandise importation, employment, taxation and multi-lingual requirements. Additionally, when we enter Canada, we will have to obtain suitable store locations, hire personnel, establish distribution methods, and advertise our brand and its distinguishing characteristics to consumers who may not be familiar with them. We cannot assure you that we will be able to open and operate new stores in Canada on a timely and profitable basis. The costs associated with opening these new stores in Canada may negatively affect our profitability.

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

In addition, there can be no assurance that others will not try to block the manufacture, export or sale of our products as a violation of their trademarks or other proprietary rights. Other entities may have rights to trademarks that contain the word “AERO” or may have registered similar or competing marks for apparel and accessories in foreign countries in which our vendors are located. Our applications for international registration of the AÉROPOSTALE® mark have been rejected in several countries in which our products are manufactured because third parties have already registered the mark for clothing in those countries. There may also be other prior registrations in other foreign countries of which we are not aware. In addition, we do not own the Jimmy’Z brand outside of the United States and Canada. Accordingly, it may be possible, in those few foreign countries where we were not been able to register the AÉROPOSTALE® mark, or in the countries where the Jimmy’Z brand is owned by a third party, for a third party owner of the national trademark registration for “AÉROPOSTALE”, “JIMMY’Z” or the Woody Car Design to enjoin the manufacture, sale or exportation of Aéropostale or Jimmy’Z branded goods to the United States. If we were unable to reach a licensing arrangement with these parties, our vendors may be unable to manufacture our products in those countries. Our inability to register our trademarks or purchase or license the right to use our trademarks or logos in these jurisdictions could limit our ability to obtain supplies from or manufacture in less costly markets or penetrate new markets should our business plan change to include selling our merchandise in those jurisdictions outside the United States.

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

We repurchase our common stock from time to time under a stock repurchase program. On March 14, 2007, our Board of Directors approved a $100.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $350.0 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. Our purchases of treasury stock for the first quarter of 2007 and remaining availability pursuant to our share repurchase program were as follows:

				Approximate Dollar
	Total Number		Total Number of	Value of Shares
	of Shares		Shares Purchased	That May Yet be
	(or Units)	Average	as Part of Publicly	Purchased Under the
	Purchased	Price Paid	Announced Plans	Plans or Programs
Period	(a)	per Share	or Programs	(b)
				(In thousands)

February 4 to March 3, 2007	45,000	$38.18	45,000	$148,734	(c)
March 4 to April 7, 2007	65,000	$41.00	65,000	$146,069
April 8 to May 5, 2007	30,000	$43.02	30,000	$144,778

Total	140,000	$40.53	140,000

(a)	On March 14, 2007, our Board of Directors approved a $100.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $350.0 million.

(b)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

(c)	Includes additional $100.0 million of repurchase availability that was approved on March 14, 2007.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit
No.	Description

3.1	Form of Amended and Restated Certificate of Incorporation.†
3.2	Form of Amended and Restated By-Laws.†
4.1	Specimen Common Stock Certificate.†
10.1	Aéropostale, Inc. 1998 Stock Option Plan.†
10.2	Aéropostale, Inc. 2002 Long-Term Incentive Plan.†
10.3	Loan and Security Agreement, dated July 31, 1998 between Bank Boston Retail Finance Inc., as agent for the lenders party thereto (the “Lenders”), the Lenders and MSS-Delaware, Inc.†
10.4	First Amendment to Loan and Security Agreement, dated November 8, 1999, by and between Bank Boston Retail Finance Inc., as agent for the Lenders, the Lenders and MSS-Delaware, Inc.†
10.5	Second Amendment to Loan and Security Agreement, dated May 2, 2002, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc.).†
10.6	Third Amendment to Loan and Security Agreement, dated June 13, 2001, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc.).†

Exhibit
No.	Description

10.7	Fourth Amendment to Loan and Security Agreement, dated February 2, 2002, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc.).†
10.8	Lease Agreement, dated April 1, 2006, between Frank Greek and Son’s and Aéropostale, Inc.†††
10.9	Merchandise Servicing Agreement, dated April 1, 2002, between American Distribution, Inc. and Aeropostale, Inc.†
10.10	Interim Merchandise Servicing Agreement, dated as of February 11, 2002, by and between American Consolidation Inc. and Aéropostale, Inc.†
10.11	Sourcing Agreement, dated July 22, 2002, by and among Federated Department Stores, Inc., Specialty Acquisition Corporation and Aéropostale, Inc.††
10.12	Amendment No. 1 to Stockholders’ Agreement, dated April 23, 2002, by and among Aéropostale, Inc., Bear Stearns MB 1998-1999 Pre-Fund, LLC and Julian R. Geiger.†
10.13	Employment Agreement, dated as of February 1, 2002, between Aéropostale, Inc. and Julian R. Geiger.†
10.14	Fifth Amendment to Loan and Security Agreement, dated October 7, 2003, by and between Fleet Retail Finance Inc. (f/k/a Bank Boston Retail Finance), as agent for the Lenders, the Lenders and Aéropostale, Inc. (f/k/a MSS-Delaware, Inc).†††
10.15	Employment Agreement, dated as of February 1, 2007, between Aéropostale, Inc. and Michael J. Cunningham.††††
10.16	Employment Agreement, dated as of February 1, 2007, between Aéropostale, Inc. and Thomas P. Johnson.††††
10.17	Employment Agreement, dated as of February 1, 2007, between Aéropostale, Inc. and Olivera Lazic-Zangas.††††
10.18	Amendment No. 1, dated as of April 11, 2005, to Employment Agreement, dated as of February 1, 2004, between Aéropostale, Inc. and Julian R. Geiger.†††††
10.19	Employment Agreement, dated as of February 1, 2007, between Aéropostale, Inc. and Mindy Meads.††††††
21	Subsidiaries of the Company.††††††
23.1	Consent of Deloitte & Touche LLP.††††††
31.1	Certification by Julian R. Geiger, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Michael J. Cunningham, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

†	Incorporated by reference to the Registration Statement on Form S-1, originally filed by Aéropostale, Inc. on March 8, 2002 (Registration No. 333-84056).

††	Incorporated by reference to the Registrant’s Annual Report on 10-K, for the fiscal year ended February 1, 2003 (File No. 001-31314).

†††	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q, for the quarterly period ended November 1, 2003 (File No. 001-31314).

††††	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated February 6, 2007 (File No. 001-31314).

†††††	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended January 28, 2006 (File No. 001-31314).

††††††	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 8, 2007 (File No. 001-31314).

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

Dated: June 13, 2007