Form 10-Q
period 2007-08-04
AEROPOSTALE INC
filed 2007-09-12
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2007
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

The Registrant had 77,083,664 shares of common stock issued and outstanding as of August 31, 2007.

AÉROPOSTALE, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 4,	February 3,	July 29,
	2007	2007	2006
	(Unaudited)
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$164,520	$200,064	$117,307
Short-term investments	39,476	76,223	34,117
Merchandise inventory	150,605	101,476	154,720
Tenant allowances receivable	8,040	4,523	11,099
Prepaid expenses	13,715	12,175	12,737
Prepaid income taxes	11,444	—	3,091
Deferred income taxes	8,083	1,185	—
Other current assets	3,567	3,147	3,088

Total current assets	399,450	398,793	336,159
Fixtures, equipment and improvements, net	209,270	175,591	178,972
Intangible assets	1,400	1,400	2,455
Deferred income taxes	5,382	3,784	—
Other assets	1,618	1,596	1,980

TOTAL ASSETS	$617,120	$581,164	$519,566

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$99,219	$63,918	$99,391
Accrued compensation	11,468	15,553	11,573
Deferred income taxes	—	—	5,195
Income taxes payable	7,735	37,802	1,812
Accrued expenses	45,234	47,525	36,060

Total current liabilities	163,656	164,798	154,031
Deferred rent and tenant allowances	93,848	88,344	88,875
Retirement benefit plan liabilities	16,753	15,906	9,787
Uncertain tax contingency liabilities	3,496	—	—
Deferred income taxes	—	—	1,977
Commitments and contingent liabilities
Stockholders’ Equity:
Preferred stock — par value, $0.01 per share; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock — par value, $0.01 per share; 200,000 shares authorized, 89,729, 88,998 and 88,866 shares issued and outstanding	897	890	887
Additional paid-in capital	117,027	101,132	96,346
Accumulated other comprehensive loss	(5,077)	(5,274)	(1,557)
Retained earnings	443,167	414,916	325,055
Treasury stock at cost (12,145, 11,531 and 9,569 shares)	(216,647)	(199,548)	(155,835)

Total stockholders’ equity	339,367	312,116	264,896

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$617,120	$581,164	$519,566

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share data)

Net sales	$311,236	$274,624	$587,018	$520,916
Cost of sales (includes certain buying, occupancy and warehousing expenses)	214,358	202,048	401,437	377,862

Gross profit	96,878	72,576	185,581	143,054
Selling, general and administrative expenses	74,533	62,222	142,752	120,487
Other income	—	2,085	—	2,085

Income from operations	22,345	12,439	42,829	24,652
Interest income	1,839	1,372	3,974	2,868

Income before income taxes	24,184	13,811	46,803	27,520
Income taxes	9,482	5,388	18,349	10,734

Net income	$14,702	$8,423	$28,454	$16,786

Basic earnings per share	$0.19	$0.10	$0.37	$0.21

Diluted earnings per share	$0.19	$0.10	$0.36	$0.21

Weighted average basic shares	77,629	80,441	77,555	81,026

Weighted average diluted shares	78,171	81,108	78,188	81,789

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands)

Net income	$14,702	$8,423	$28,454	$16,786
Minimum pension liability (net of tax of $49 and $98)	75	—	150	—
Foreign currency translation adjustment (net of tax of $30)	47	—	47	—

Comprehensive income	$14,824	$8,423	$28,651	$16,786

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks Ended
	August 4,	July 29,
	2007	2006
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,454	$16,786
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	16,255	13,646
Stock-based compensation	4,248	2,874
Excess tax benefits from stock-based compensation	(4,325)	(6,882)
Other	(2,631)	(2,358)
Changes in operating assets and liabilities:
Merchandise inventory	(49,119)	(62,812)
Accounts payable	35,301	42,226
Other assets and liabilities	(49,922)	(7,301)

Net cash used in operating activities	(21,739)	(3,821)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixtures, equipment and improvements	(45,795)	(30,475)
Purchase of short-term investments	(313,572)	(183,930)
Proceeds from sale of short-term investments	350,318	169,850

Net cash used in investing activities	(9,049)	(44,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(16,403)	(47,691)
Proceed from exercise of stock options	7,326	1,257
Excess tax benefits from stock-based compensation	4,325	6,882

Net cash used in financing activities	(4,752)	(39,552)

Effect of exchange rate changes	(4)	—

Net decrease in cash and cash equivalents	(35,544)	(87,928)
Cash and cash equivalents, beginning of year	200,064	205,235

Cash and cash equivalents, end of period	$164,520	$117,307

Supplemental Disclosure of Cash Flow Information:
Non-cash operating and investing activities	$4,138	$3,456

See notes to unaudited condensed consolidated financial statements.

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories for young women and men. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and men. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18 to 25. As of August 4, 2007, we operated 792 stores, consisting of 777 Aeropostale stores in 47 states, our first Aeropostale store in Canada which opened on August 3, 2007, and 14 Jimmy’Z stores in 11 states, in addition to our Aeropostale e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).

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

References to “2007” mean the 52-week period ending February 2, 2008, and references to “2006” mean the 53-week period ended February 3, 2007. References to “the second quarter of 2007” mean the thirteen-week period ended August 4, 2007, and references to “the second quarter of 2006” mean the thirteen-week period ended July 29, 2006. Accordingly, the fiscal 2006 calendar contained a 53rd week and this additional week in the fiscal calendar resulted in a one-week shift in the applicable fiscal period end dates for fiscal 2007.

2.	Common Stock Split

On July 11, 2007, we announced a three-for-two stock split on all shares of our common stock that was distributed on August 21, 2007 in the form of a stock dividend to all shareholders of record on August 6, 2007. All share and per share amounts presented in this report were retroactively adjusted for the common stock split, and all previously reported periods were restated for such.

3.	Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores, and at the time our e-commerce customers take possession of merchandise. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized. Sales revenue related to gift cards and the issuance of store credits are recognized when they are redeemed. We recognize no revenue at the time gift cards are sold. Rather, a liability is established for the amount of the gift card. The liability is relieved, and revenue is recognized, when gift cards are redeemed for merchandise. The liability is also relieved when we escheat non-redeemed gift cards under unclaimed property laws.

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

5.	Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
	(In thousands, except per share data)

Net income	$14,702	$8,423	$28,454	$16,786

Weighted average basic shares	77,629	80,441	77,555	81,026
Impact of dilutive securities	542	667	633	763

Weighted average diluted shares	78,171	81,108	78,188	81,789

Earnings per basic share	$0.19	$0.10	$0.37	$0.21

Earnings per diluted share	$0.19	$0.10	$0.36	$0.21

All options to purchase shares during the second quarter of 2007 were included in the computation of diluted earnings per share. Options to purchase 884,000 shares during the second quarter of 2006 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares. Options to purchase 230,000 shares during the first twenty-six weeks of 2007 and 657,000 shares during the first twenty-six weeks of 2006 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

6.	Revolving Credit Facility

We have a revolving credit facility (the “credit facility”) with Bank of America, N.A., which allows us to borrow or obtain letters of credit up to an aggregate of $50.0 million, with letters of credit having a sub-limit of $15.0 million. The amount of available credit can be increased to an aggregate of $75.0 million if we so request. The credit facility matures in April 2010, and our assets collateralize indebtedness under the credit facility. Borrowings under the credit facility bear interest at our option, either at (a) the lender’s prime rate or (b) the Euro Dollar Rate plus 0.75% to 1.25%, dependent upon our financial performance. We are required to pay an annual credit facility fee of $25 thousand. There are no covenants in the credit facility requiring us to achieve certain earnings levels and there are no capital spending limitations. There are certain negative covenants under the credit facility including, but not limited to, limitations on our ability to incur other indebtedness, encumber our assets, or undergo a change of control. Additionally, we are required to maintain a ratio of 2:1 for the value of our inventory to the amount of the loans under the credit facility. As of August 4, 2007, we were in compliance with all covenants under the credit facility. Events of default under the credit facility include, subject to grace periods and notice provisions in certain

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, institution of any legal process or proceeding under federal, state, municipal or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the lenders under the credit facility will be entitled to take various actions, including the acceleration of amounts due thereunder and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral. At August 4, 2007, we had no amount outstanding under the credit facility, and no stand-by or commercial letters of credit issued under the credit facility. In addition, we have not had outstanding borrowings under the credit facility since November 2002.

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

The components of net periodic pension benefit cost are as follows:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
	(In thousands)

Service cost	$134	$123	$268	$246
Interest cost	225	233	450	466
Amortization of prior experience cost	19	19	38	38
Amortization of net loss	105	142	210	284

Net periodic pension benefit cost	$483	$517	$966	$1,034

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

We maintain a postretirement benefit plan for certain officers. We had liabilities of $0.6 million as of August 4, 2007 and $0.1 million at July 29, 2006 in connection with this plan.

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Stock Repurchase Program

We repurchase our common stock from time to time under a stock repurchase program. On March 14, 2007, our Board of Directors approved a $100.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $350.0 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. We repurchased 376,500 shares of our common stock for $10.7 million during the second quarter of 2007 and 2,627,100 shares for $45.4 million during the second quarter of 2006. We repurchased 586,500 shares of our common stock for $16.4 million during the first twenty-six weeks of 2007 and 2,747,100 shares for $47.7 million during the first twenty-six weeks of 2006. We repurchased 12,117,975 shares for $216.0 million since the inception of the repurchase program through August 4, 2007, and had $134.0 million of repurchase availability remaining under the program as of that date.

9.	Stock-Based Compensation

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

The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model, requires certain assumptions including estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of income.

We determined expected volatilities based on median results of a peer group analysis that has similar size and financial leverage as us. We have elected to use the simplified method for estimating our expected term as allowed by SAB 107 to determine expected life. The risk-free rate is indexed to the five-year Treasury note interest at the date of grant and expected forfeiture rate is based on our historical forfeiture information.

In accordance with SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant based on the following assumptions for grants in the respective periods:

	2007	2006

Expected volatility	45%	50%
Expected life	5.25 years	5.25 years
Risk-free interest rate	4.51%	4.86%
Expected dividend yield	0%	0%
Expected forfeiture rate	20%	20%

We have elected to adopt the simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and condensed consolidated statements of cash flows of the tax effects of

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee and director share-based awards that were outstanding upon adoption of Financial Accounting Standards Board (FASB) Statement No. 123(R).

The effects of applying SFAS No. 123(R) and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

During the second quarter of 2007, we granted 15,000 stock options at a weighted-average grant-date fair value of $13.30. In addition, we granted 3,671 shares of non-vested stock during the second quarter of 2007 at a weighted-average grant-date fair value of $28.07. During the first twenty-six weeks of 2007, we granted 556,515 stock options at a weighted-average grant-date fair value of $12.47. In addition, we granted 303,303 shares of non-vested stock during the first twenty-six weeks of 2007 at a weighted-average grant-date fair value of $26.86.

10.	Commitments and Contingent Liabilities

We are party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results from operations or cash flows. As of August 4, 2007, we have not issued any third party guarantees.

11.	Income Taxes

Effective at the beginning of the first quarter of 2007, we adopted FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting and disclosure for uncertainty in income taxes. As a result of the adoption, we recorded a decrease to beginning retained earnings of approximately $0.2 million and increased our net liabilities for uncertain tax positions and related interest and penalties by a corresponding amount. As of the adoption date, we recorded liabilities of $10.7 million for uncertain tax positions, which includes interest and penalties. Also as of the adoption date, we recorded deferred tax assets of $7.9 million for federal and, if applicable, state benefits related to the uncertain tax positions. Net uncertain tax positions of $2.8 million as of the adoption date would favorably impact our effective tax rate if these net liabilities were reversed.

We expect to pay approximately $7.7 million of the uncertain tax position liabilities within the following twelve months. This liability related to the timing of taxable revenue from non-redeemed gift cards.

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

We recognize interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense. As of the adoption date, the total amount of accrued interest and penalties was $1.7 million before federal and, if applicable, state effect. We recorded approximately $0.2 million in interest and penalties, before federal and, if applicable, state effect for the second quarter of 2007 and $0.4 million of the first twenty-six weeks of fiscal 2007.

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Recent Accounting Developments

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. We expect that the adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We expect that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

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

Introduction

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories for young women and men. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and men. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18 to 25. As of August 4, 2007, we operated 792 stores, consisting of 777 Aeropostale stores in 47 states, our first Aeropostale store in Canada which opened on August 3, 2007, and 14 Jimmy’Z stores in 11 states, in addition to our Aeropostale e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).

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

On July 11, 2007, we announced a three-for-two stock split on all shares of our common stock that was completed on August 21, 2007 in the form of a stock dividend to all shareholders of record on August 6, 2007. All share and per share amounts presented in this report were retroactively adjusted for the common stock split, and all previously reported periods were restated for such.

The discussion in the following section is on a consolidated basis, unless indicated otherwise. In addition, comparable store sales data included in this section are compared to the corresponding period in the prior year, due to the 53rd week in the fiscal 2006 calendar. We believe that the disclosure of comparable store sales data on a pro-forma basis due to the 53rd week in fiscal 2006, which is a non-GAAP financial measure, provides investors useful information to help them better understand our results.

Overview

We achieved net sales of $311.2 million for the second quarter of 2007, or a 13.3% increase over the second quarter of 2006. We achieved net sales of $587.0 million for the first twenty-six weeks of 2007, or a 12.7% increase over the same period in 2006. Our fiscal 2006 calendar included an additional 53rd week that resulted in a fiscal calendar shift for fiscal 2007. The impact of this fiscal calendar shift accounted for $17.1 million of the total sales increase for the second quarter of 2007 and $20.6 million for the first twenty-six weeks of fiscal 2007. The remaining increase in net sales was driven primarily by average square footage growth of 9%. Comparable store sales decreased by 4.1% during the second quarter of 2007. Gross profit, as a percentage of net sales, increased by 4.7 percentage points for the second quarter of 2007 and by 4.2 percentage points for the first twenty-six weeks of 2007 primarily due to increased merchandise margin. The increase in merchandise margin reflects improved composition and levels of our merchandise assortment and lower graphic tee shirt costs. SG&A, as a percentage of net sales, increased by 1.2 percentage points for both the second quarter and first twenty-six weeks of 2007, primarily attributable to higher incentive compensation and higher transaction costs. Interest income increased by $0.5 million for the second quarter of 2007 and by $1.1 million for the first twenty-six weeks of 2007 compared with 2006. Increases in interest rates and cash and cash equivalents were the primary drivers of the increase in net interest income. The effective income tax rate was 39.2% for 2007 compared to 39.0% for 2006. Net income for the second quarter of 2007 was $14.7 million, or $0.19 per diluted share, compared to net income of $8.4 million, or $0.10 per diluted share, for the second quarter of 2006. Net income for the first twenty-six weeks of 2007 was $28.5 million, or $0.36 per diluted share, compared to net income of $16.8 million, or $0.21 per diluted share for the first twenty-six weeks of 2006.

As of August 4, 2007, we had working capital of $235.8 million, cash and cash equivalents of $164.5 million, short-term investments of $39.5 million, and no third party debt outstanding. Merchandise inventories decreased by 3%, and by 11% on a square foot basis, at August 4, 2007, compared to the second quarter of 2006. The decrease in merchandise inventories was primarily due to a shift in composition, our continued emphasis on inventory management, and lower unit costs of graphic tee shirts.

We operated 792 stores at August 4, 2007, an increase of 9% from the same period last year.

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
	(In millions)

Net sales	$311.2	$274.6	$587.0	$520.9
Total store count at end of period	792	726	792	726
Comparable store count at end of period	698	591	698	591
Net sales growth	13.3%	18.0%	12.7%	17.2%
Comparable store sales change	(4.1)%	1.0%	(1.1)%	(0.9)%
Comparable average unit retail change	(4.5)%	1.6%	(3.3)%	3.7%
Comparable units per sales transaction change	2.4%	(2.2)%	1.0%	(3.3)%
Comparable sales transaction change	(2.0)%	1.7%	1.3%	(1.2)%
Net sales per average square foot	$110	$106	$212	$205
Gross profit (in millions)	$96.9	$72.6	$185.6	$143.1
Income from operations (in millions)	$22.3	$12.4	$42.8	$24.7
Diluted earnings per share	$0.19	$0.10	$0.36	$0.21
Average square footage growth over comparable period	9%	16%	9%	18%
Change in total inventory over comparable period	(3)%	(5)%	(3)%	(5)%
Change in inventory per square foot over comparable period	(11)%	(17)%	(11)%	(17)%
Percentages of net sales by category:
Young Women’s	59%	57%	60%	57%
Young Men’s	26%	27%	25%	26%
Accessories	15%	16%	15%	17%

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	31.1%	26.4%	31.6%	27.4%
Selling, general and administrative expenses	23.9%	22.7%	24.3%	23.1%
Other income	—	0.8%	—	0.4%
Income from operations	7.2%	4.5%	7.3%	4.7%
Interest income, net	0.6%	0.5%	0.7%	0.6%
Income before income taxes	7.8%	5.0%	8.0%	5.3%
Income taxes	3.1%	1.9%	3.2%	2.1%
Net income	4.7%	3.1%	4.8%	3.2%

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

Net sales for the second quarter of 2007 increased by $36.6 million, or by 13.3% compared to the same period last year. The impact of the above mentioned fiscal calendar shift accounted for approximately $17.1 million, or 6.2%, of the total sales increase. Average square footage growth of 9% drove the remaining net sales increase for the quarter. Comparable store sales decreased 4.1% for the second quarter of 2007. Comparable store sales decreased in our young women’s, young men’s and accessories categories. The overall comparable store sales decrease reflected a 2.0% decrease in the number of sales transactions, a 4.5% decrease in average unit retail price due to mix shift, and a 2.4% increase in units per sales transaction. Non-comparable store sales increased by $48.2 million, or by 17.4%, primarily due to 66 more stores open at the end of the second quarter of 2007 compared to the end of the second quarter of 2006.

Net sales for the first twenty-six weeks of 2007 increased by $66.1 million, or by 12.7% compared to the same period last year. The impact of the fiscal calendar shift accounted for approximately $20.6 million, or 4.0%, of the total sales increase. Average square footage growth of 9% drove the remaining net sales increase for the quarter. Comparable store sales decreased 1.1% for the first twenty-six weeks of 2007.

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

Gross profit and merchandise margin, as a percentage of net sales, increased by 4.7 percentage points for the second quarter of 2007 compared to the same period last year. Gross profit and merchandise margin, as a percentage of net sales, increased by 4.2 percentage points for the first twenty-six weeks of 2007 compared to the same period last year. Merchandise margin increased primarily due to improved levels and composition of our merchandise assortment, lower unit costs from graphic tee shirts and a continued emphasis on our planning process and inventory management.

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

SG&A increased by $12.3 million, or 1.2 percentage points, as a percentage of net sales, for the second quarter of 2007 compared to the second quarter of 2006. The increase in SG&A was primarily attributable to a $5.3 million increase in store payroll and benefits, a $3.8 million increase in corporate expenses, consisting of incentive, stock-based compensation and other corporate expenses, and $2.6 million of higher store transaction costs resulting primarily from new store growth and an increase in e-commerce fees associated with an increase in sales volume. As a percentage of net sales, the increase in corporate expenses resulted in 0.8 percentage points of the increase in SG&A, and transaction costs resulted in 0.5% of the increase.

SG&A increased by $22.3 million, or by 1.2 percentage points, as a percentage of net sales, for the first twenty -six weeks of 2007 compared to the same period last year, primarily due to the increases in the corporate expenses and transaction costs discussed above.

Interest income and income taxes — Interest income increased by $0.5 million for the second quarter of 2007, and by $1.1 million for the first twenty-six weeks of 2007, compared to the same periods in 2006. Increases in interest rates and increases in cash and cash equivalents were the primary drivers of the increase in net interest income.

The effective income tax rate was 39.2% for 2007 and 39.0% for 2006.

Net income — Net income was $14.7 million, or $0.19 per diluted share, for the second quarter of 2007, compared to net income of $8.4 million, or $0.10 per diluted share, for the second quarter of 2006. Net income was $28.5 million, or $0.36 per diluted share, for the first twenty-six weeks of 2007, compared to net income of $16.8 million, or $0.21 per diluted share, for the first twenty-six weeks of 2006.

Consolidated net income included net losses from the Company’s Jimmy’Z subsidiary of $1.8 million, or $0.02 per diluted share, for the second quarter of 2007 compared to losses of $1.6 million, or $0.02 per diluted share for the second quarter of 2006. Consolidated net income included net losses from the Company’s Jimmy’Z subsidiary of $3.8 million, or $0.05 per diluted share, for the first twenty-six weeks of 2007 compared to losses of $3.1 million, or $0.04 per diluted share for the first twenty-six weeks of 2006.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement and enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations and existing cash and cash equivalents. In addition, we have a revolving credit facility (the “credit facility”) that provides for a $50.0 million base borrowing availability, and can be increased to an aggregate of $75.0 million if we so request (see Note 6 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further description). We have not had outstanding borrowings under the credit facility since November 2002. At August 4, 2007, we had working capital of $235.8 million, cash and cash equivalents of $164.5 million, short-term investments of $39.5 million, and no third party debt outstanding.

The following table sets forth our cash flows for the period indicated:

	26 Weeks Ended
	August 4,	July 29,
	2007	2006
	(In thousands)

Net cash used in operating activities	$(21,739)	$(3,821)
Net cash used in investing activities	(9,049)	(44,555)
Net cash used in financing activities	(4,752)	(39,552)
Effect of exchange rate changes	(4)	—

Net decrease in cash and cash equivalents	$(35,544)	$(87,928)

Operating activities — Cash flows used in operating activities, our primary form of liquidity on a full-year basis, decreased by $17.9 million for the second quarter of 2007, compared to the second quarter of 2006. Cash used for accrued expenses and other assets and liabilities increased by $42.6 million due primarily to a shift in the fiscal calendar. The increase reflects timing of rent, income tax and other payments resulting from the fiscal calendar shift, and was partially offset by increased net income of $11.7 million. Merchandise inventories decreased by 3%, and by 11% on a square foot basis, as of August 4, 2007, as compared to July 29, 2006, primarily due to a shift in composition, lower unit costs from graphic tee shirts and our continued emphasis on inventory management.

Due to the seasonality of our business, we have historically generated a significant portion of our cash flows from operating activities in the second half of the year, and we expect this trend to continue through the balance of this year.

Capital requirements — Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores, and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We plan to invest approximately $80.0 million in capital expenditures in fiscal 2007. These plans include investments of approximately $44.0 million to open approximately 85 new Aéropostale stores in our new format, including approximately 10 Aéropostale stores in Canada, and approximately $7.0 million to remodel approximately 12 existing stores to our new store format. These plans also include investments of approximately $11.0 million to open a second distribution facility, approximately $6.0 million for the now completed rollout of upgraded point of sale systems to our store chain, and $6.0 million for supply chain management investments.

We had $39.5 million in short-term investments at August 4, 2007, consisting of auction rate debt and preferred stock securities. Auction rate securities are term securities that earn income at a rate that is periodically reset, typically within 35 days, to reflect current market conditions through an auction process. Although these securities have long-term contractual maturities, they are classified as “available-for-sale” securities and are included in short-term investments in the current asset section of our condensed consolidated balance sheets.

Financing activities and capital resources — We repurchase our common stock from time to time under a stock repurchase program. On March 14, 2007, our Board of Directors approved a $100.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $350.0 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. We repurchased 376,500 shares of our common stock for $10.7 million during the second quarter of 2007 and 2,627,100 shares for $45.4 million during the second quarter of 2006. We repurchased 586,500 shares of our common stock for $16.4 million during the first twenty-six weeks of 2007 and 2,747,100 shares for $47.7 million during the first twenty-six weeks of 2006. We repurchased 12,117,975 shares for $216.0 million since the inception of the repurchase program through August 4, 2007, and had $134.0 million of repurchase availability remaining under the program as of that date.

We have a credit facility that provides for a $50.0 million base borrowing availability, and can be increased to an aggregate of $75.0 million if we so request (see Note 6 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further description). We are required to pay an annual credit facility fee of $25 thousand. At August 4, 2007, there were no amounts outstanding under the credit facility, and no stand-by or commercial letters of credit issued under the credit facility. As of August 4, 2007, we were in compliance with all covenants under the credit facility. We have not had outstanding borrowings under the credit facility since November 2002.

Contractual Obligations

The following table summarizes our contractual obligations as of August 4, 2007:

		Payments Due
		Balance of	In 2008	In 2010	After
	Total	2007	and 2009	and 2011	2011
	(In thousands)

Contractual Obligations
Employment agreements	$6,277	$1,454	$4,735	$88	$—
Sponsorship and advertising contracts	3,230	1,248	1,982	—	—
Liabilities for uncertain tax positions	7,735	7,735	—	—	—
Operating leases	581,549	47,211	164,025	148,651	221,662

Total contractual obligations	$598,791	$57,648	$170,742	$148,739	$221,662

The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 17% of minimum lease obligations in fiscal 2006, or variable costs such as maintenance, insurance and taxes, which represented approximately 62% of minimum lease obligations in fiscal 2006.

Our open purchase orders are cancelable at any time prior to our receipt of the applicable goods without penalty to us, and were therefore not included in the above table.

In December 2006, we entered into an agreement with South Bay Apparel, Inc., who had been a vendor of ours since 1996. The agreement resolved certain outstanding matters between us (See our Annual Report on Form 10-K for the fiscal year ended February 3, 2007 for a further discussion). In addition, we agreed to continue purchasing certain merchandise from South Bay Apparel, Inc. through the termination date of the agreement. As of August 4, 2007, there was approximately $3.0 million in Aeropostale inventory remaining at South Bay Apparel, Inc.

In addition to the above table, we project making a benefit payment of approximately $13.3 million from our supplementary executive retirement plan in 2010, which reflects expected future service of our Chief Executive Officer through an assumed retirement age of 65.

There were no financial guarantees outstanding as of August 4, 2007. We had no commercial commitments outstanding as of August 4, 2007.

Effective at the beginning of the first quarter of 2007, we adopted FIN No. 48 as described in Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements. Our total liabilities for unrecognized tax benefits were $11.2 million at August 4, 2007. We cannot make a reasonable estimate of the amount and period of related future payments for $3.5 million of these liabilities. Therefore these liabilities were not included in the above table.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of August 4, 2007, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, many of which require us to make estimates and assumptions about future events and their impact on amounts reported in our financial statements and related notes. We believe the application of our accounting policies, and the estimates inherently required therein, are reasonable. These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. However, since future events and their impact cannot be determined with certainty, actual results may differ from our estimates, and such differences could be material to the consolidated financial statements. Historically, we have found our application of accounting policies to be appropriate, and actual results have not differed materially from those determined using necessary estimates. A summary of our significant accounting policies and a description of accounting policies that we believe are most critical may be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended February 3, 2007.

We adopted FIN No. 48 as of the beginning of fiscal 2007. See Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At August 4, 2007, we had no borrowings outstanding under our credit facility and we have not had any borrowings outstanding under our credit facility since November 2002. To the extent that we may borrow pursuant to our credit facility in the future, we may be exposed to market risk related to interest rate fluctuations. Additionally, we have not entered into financial instruments for hedging purposes.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  Pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our second quarter ended August 4, 2007, our disclosure controls and procedures are effective.

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

Our comparable store sales and quarterly results of operations have fluctuated in the past and are likely to continue to fluctuate in the future. In addition, there can be no assurance that we will be able to maintain our historic levels of comparable store sales. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

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

We may not be able to keep pace with the rapidly changing fashion trends and consumer tastes inherent in the teen apparel industry. Accordingly, we produce casual, comfortable apparel, a majority of which displays either the “Aéropostale” or “Aéro” logo. There can be no assurance that fashion trends will not move away from casual clothing or that we will not have to alter our design strategy to reflect changes in consumer preferences. Failure to anticipate, identify or react appropriately to changes in styles, trends, desired images or brand preferences, could have a material adverse effect on our sales, financial condition and results of operations.

We rely on a small number of vendors to supply a significant amount of our merchandise.

During fiscal 2006, we sourced approximately 30% of our merchandise from our top three suppliers; one company, South Bay Apparel, Inc., supplied approximately 12% of our merchandise, and two others each supplied approximately 9% of our merchandise. We will cease doing business with South Bay Apparel Inc. in 2007. We are in the process of replacing this business with new vendors and with our existing vendor base. In addition, approximately 64% of our merchandise was directly sourced from our top ten suppliers, and one company acted as our agent with respect to the sourcing of approximately 19% of our merchandise. Our relationships with our suppliers generally are not on a long-term contractual basis and do not provide assurances on a long-term basis as to adequate supply, quality or acceptable pricing. Most of our suppliers could discontinue selling to us at any time. If one or more of our significant suppliers were to sever their relationship with us, we could be unable to obtain replacement products in a timely manner, which could have a material adverse effect on our sales, financial condition and results of operations.

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

We expect that the introduction of new brand concepts and other business opportunities will play an important role in our overall growth strategy. The operation of the Jimmy’Z stores is subject to numerous risks, including unanticipated operating problems, lack of prior experience, lack of customer acceptance, new vendor relationships, competition from existing and new retailers, and could also be a diversion of management’s attention from our core Aéropostale business. The Jimmy’Z concept involves, among other things, implementation of a retail apparel concept which is subject to many of the same risks as Aéropostale, as well as additional risks inherent with a more fashion-driven concept, including risks of difficulty in merchandising, uncertainty of customer acceptance, fluctuations in fashion trends and customer tastes, as well as the attendant markdown risks. Risks inherent in any new concept are particularly acute with respect to Jimmy’Z because this is the first significant new venture by us, and the nature of the Jimmy’Z business differs in certain respects from that of our core Aéropostale business. There can be no assurance that the Jimmy’Z stores will achieve sales and profitability levels justifying our investments in this business. If those sales levels are not achieved we may be required to impair the carrying value of our investments, and/or may decide to close stores, which would have a negative impact on our results of operations. Consolidated net income included net losses from our Jimmy’Z subsidiary of $1.8 million, or $0.02 per diluted share, for the second quarter of 2007, $6.7 million, or $0.12 per diluted share, for fiscal 2006, $4.7 million, or $0.08 per diluted share for fiscal 2005, and none in fiscal 2004.

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

There is an increased risk in operating stores in foreign countries.

During fiscal 2007, we will open approximately 10 Aeropostale stores in Canada. There can be no assurance that we will be able to address in a timely fashion the risks of operating stores in foreign countries, such as governmental requirements over merchandise importation, employment, taxation and multi-lingual requirements. Additionally, when we enter Canada, we will have to obtain suitable store locations, hire personnel, establish distribution methods, and advertise our brand and its distinguishing characteristics to consumers who may not be familiar with them. There can be no assurance that we will be able to open and operate new stores in Canada on a timely and profitable basis. The costs associated with opening these new stores in Canada may negatively affect our profitability.

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

The efficient operation of our stores is dependent on our ability to distribute, in a timely manner, merchandise to our store locations throughout the United States. An independent third party operates our distribution and warehouse facility, and will also operate our second distribution and warehouse facility once it is open. We depend on this third party to receive, sort, pack and distribute substantially all of our merchandise. This third party employs personnel represented by a labor union. Although there have been no work stoppages or disruptions since the inception of our relationship with this third party provider beginning in 1991, there can be no assurance that work stoppages or disruptions will not occur in the future. This third party will also operate our second distribution center in Ontario California. We also use separate third party transportation companies to deliver our merchandise from our warehouse to our stores. Any failure by any of these third parties to respond adequately to our warehousing and distribution needs would disrupt our operations and negatively impact our profitability.

We rely on a third party to manage the warehousing and order fulfillment for our E-Commerce business.

We rely on one third party, GSI Commerce, pursuant to an e-commerce agreement, to host our e-commerce website, warehouse all of the inventory sold through our e-commerce website, and fulfill all of our e-commerce sales to our customers. Any significant interruption in the operations of GSI Commerce, over which we have no control, would have a material adverse effect on our e-commerce business.

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

We repurchase our common stock from time to time under a stock repurchase program. On March 14, 2007, our Board of Directors approved a $100.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $350.0 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. Our purchases of treasury stock for the second quarter of 2007 and remaining availability pursuant to our share repurchase program were as follows:

				Approximate Dollar
	Total Number		Total Number of	Value of Shares
	of Shares		Shares Purchased	That May Yet be
	(or Units)	Average	as Part of Publicly	Purchased Under the
	Purchased	Price Paid	Announced Plans	Plans or Programs
Period	(a)	per Share	or Programs	(b)
				(In thousands)

May 6 to June 2, 2007	30,000	$30.75	30,000	$143,855(c	)
June 3 to July 7, 2007	241,500	$28.55	241,500	$136,961
July 8 to August 4, 2007	105,000	$27.74	105,000	$134,049

Total	376,500	$28.50	376,500

(a)	On March 14, 2007, our Board of Directors approved a $100.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $350.0 million.

(b)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

(c)	Includes additional $100.0 million of repurchase availability that was approved on March 14, 2007.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

(a) In accordance with the Company’s Notice of Annual Meeting and Proxy statement dated May 12, 2006, the Company held its Annual Meeting of Stockholders on June 20, 2007. Holders of 72,653,138 shares of the Company’s common stock were present in person or by proxy representing approximately 94% of the Company’s 77,522,697 shares outstanding on the record date. The matters set forth in the paragraphs below were submitted to a vote of the Company’s stockholders.

(b) The following persons were elected as members of the Board of Directors to serve a term of one year and until their successors shall have been duly elected and qualified:

Name of Nominee	Votes For	Votes Withheld

Julian R. Geiger	71,282,388	1,370,750
Bodil Arlander	72,195,078	458,060
Ronald R. Beegle	72,194,231	458,907
John Haugh	72,193,290	459,848
Robert B. Chavez	72,197,163	455,975
Mindy C. Meads	72,193,122	460,016
Karin Hirtler-Garvey	72,195,344	457,794
John D. Howard	72,144,647	508,491
David B. Vermylen	68,960,678	3,692,460

(d) The proposal to approve the amended and restated 2002 long-term incentive plan, which was approved and recommended by the Company’s Audit Committee of the Board of Directors, was approved by a majority of the shares voted as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes

59,698,860	6,747,257	238,883	5,968,138

(e) The proposal to ratify Deloitte & Touche LLP as the company’s independent registered public accounting firm for 2007, which was approved and recommended by the Company’s Audit Committee of the Board of Directors, was approved by a majority of the shares voted as follows:

Votes For	Votes Against	Abstentions

71,639,223	987,101	26,814

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit
No.	Description

31.1	Certification by Julian R. Geiger, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Michael J. Cunningham, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

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

Dated: September 12, 2007