Form 10-Q
period 2007-11-03
AEROPOSTALE INC
filed 2007-12-07
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2007
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

The Registrant had 66,934,474 shares of common stock issued and outstanding as of November 30, 2007.

AÉROPOSTALE, INC.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 3,	February 3,	October 28,
	2007	2007	2006
	(Unaudited)
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$122,553	$200,064	$148,141
Short-term investments	—	76,223	55,202
Merchandise inventory	192,301	101,476	167,527
Tenant allowances receivable	7,481	4,523	9,647
Prepaid expenses	13,368	12,175	14,635
Deferred income taxes	8,129	1,185	—
Other current assets	4,979	3,147	2,894

Total current assets	348,811	398,793	398,046
Fixtures, equipment and improvements, net	225,364	175,591	179,885
Intangible assets	1,400	1,400	2,455
Deferred income taxes	6,448	3,784	—
Other assets	1,384	1,596	1,600

TOTAL ASSETS	$583,407	$581,164	$581,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$133,475	$63,918	$117,854
Accrued compensation	19,007	15,553	11,498
Deferred income taxes	—	—	5,195
Income taxes payable	9,445	37,802	17,715
Accrued expenses	48,554	47,525	37,235

Total current liabilities	210,481	164,798	189,497
Deferred rent and tenant allowances	96,996	88,344	89,526
Retirement benefit plan liabilities	17,185	15,906	10,321
Uncertain tax contingency liabilities	3,929	—	—
Deferred income taxes	—	—	1,605

Commitments and contingent liabilities (See note 11)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 89,786, 88,998 and 88,890 shares issued and outstanding, respectively	898	890	889
Additional paid-in capital	120,139	101,132	98,216
Accumulated other comprehensive loss	(3,459)	(5,274)	(1,557)
Retained earnings	479,174	414,916	357,625
Treasury stock, 18,437, 11,531 and 10,032 shares, respectively at cost	(341,936)	(199,548)	(164,136)

Total stockholders’ equity	254,816	312,116	291,037

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$583,407	$581,164	$581,986

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
	(Unaudited)
	(In thousands, except per share data)

Net sales	$412,576	$385,455	$999,594	$906,371
Cost of sales (includes certain buying, occupancy and warehousing expenses)	268,732	261,856	670,169	639,718

Gross profit	143,844	123,599	329,425	266,653
Selling, general and administrative expenses	86,261	71,840	229,013	192,327
Other income	—	—	—	2,085

Income from operations	57,583	51,759	100,412	76,411
Interest income	1,989	1,632	5,963	4,500

Income before income taxes	59,572	53,391	106,375	80,911
Income taxes	23,564	20,821	41,913	31,555

Net income	$36,008	$32,570	$64,462	$49,356

Basic earnings per share	$0.48	$0.41	$0.84	$0.61

Diluted earnings per share	$0.48	$0.41	$0.84	$0.61

Weighted average basic shares	74,659	79,115	76,590	80,388

Weighted average diluted shares	75,016	79,784	77,130	81,120

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks Ended
	November 3,	October 28,
	2007	2006
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$64,462	$49,356
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	25,575	21,227
Stock-based compensation	6,675	4,465
Excess tax benefits from stock-based compensation	(4,647)	(6,968)
Other	(5,471)	(3,932)
Changes in operating assets and liabilities:
Merchandise inventory	(90,815)	(75,619)
Accounts payable	69,557	60,689
Other assets and liabilities	(17,793)	15,876

Net cash provided by operating activities	47,543	65,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(71,963)	(39,452)
Purchase of short-term investments	(313,572)	(294,510)
Proceeds from sale of short-term investments	389,795	259,345

Net cash provided by (used in) investing activities	4,260	(74,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(141,692)	(55,992)
Proceeds from exercise of stock options	7,692	1,453
Excess tax benefits from stock-based compensation	4,647	6,968

Net cash used in financing activities	(129,353)	(47,571)

Effect of exchange rate changes	39	—

Net decrease in cash and cash equivalents	(77,511)	(57,094)
Cash and cash equivalents, beginning of year	200,064	205,235

Cash and cash equivalents, end of period	$122,553	$148,141

Supplemental Disclosure of Cash Flow Information:
Non-cash operating and investing activities	$3,385	$2,973

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories for young women and men. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and men. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18 to 25. As of November 3, 2007, we operated 823 stores, consisting of 798 Aeropostale stores in 47 states, 11 Aeropostale stores in Canada, and 14 Jimmy’Z stores in 11 states, in addition to our Aeropostale e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).

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

References to “2007” mean the 52-week period ending February 2, 2008, and references to “2006” mean the 53-week period ended February 3, 2007. References to “the third quarter of 2007” mean the thirteen-week period ended November 3, 2007, and references to “the third quarter of 2006” mean the thirteen-week period ended October 28, 2006. Accordingly, the fiscal 2006 calendar contained a 53rd week and this additional week in the fiscal calendar resulted in a one-week shift in the applicable fiscal period end dates for fiscal 2007.

2.	Common Stock Split

On July 11, 2007, the Company announced a three-for-two stock split on all shares of its common stock that was distributed on August 21, 2007 in the form of a stock dividend to all shareholders of record on August 6, 2007. All share and per share amounts presented in this report were retroactively adjusted for the common stock split, and all previously reported periods were restated for such.

3.	Revenue Recognition

Sales revenue is recognized at the “point of sale” in the Company’s stores and at the time its e-commerce customers take possession of merchandise. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized. Sales revenue related to gift cards and the issuance of store credits are recognized when they are redeemed. The Company recognizes no revenue at the time gift cards are sold. Rather, a liability is established for the amount of the gift card. The liability is relieved, and revenue is recognized, when gift cards are redeemed for merchandise. The liability is also relieved when the Company escheats non-redeemed gift cards under unclaimed property laws.

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Cost of Sales and Selling, General and Administrative Expenses

Cost of sales includes costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing, freight from the distribution center and warehouse to the stores. It also includes payroll for the Company’s design, buying and merchandising departments and occupancy costs. Occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and all depreciation.

Selling, general and administrative expenses, or “SG&A”, include costs related to selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, maintenance costs and expenses, insurance and legal expenses, store pre-opening costs and other corporate level expenses. Store pre-opening costs include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.

5.	Other Comprehensive Income

The following table sets forth the components of other comprehensive income:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
	(In thousands)

Net income	$36,008	$32,570	$64,462	$49,356
Minimum pension liability, net of tax of $48 and $144, respectively	75	—	225	—
Foreign currency translation adjustment [1]	1,543	—	1,590	—

Other comprehensive income	$37,626	$32,570	$66,277	$49,356

[1]	Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in the Company’s subsidiary in Canada.

6.	Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
	(In thousands, except per share data)

Net income	$36,008	$32,570	$64,462	$49,356

Weighted average basic shares	74,659	79,115	76,590	80,388
Impact of dilutive securities	357	669	540	732

Weighted average diluted shares	75,016	79,784	77,130	81,120

Earnings per basic share	$0.48	$0.41	$0.84	$0.61

Earnings per diluted share	$0.48	$0.41	$0.84	$0.61

Options to purchase 734,000 shares during the third quarter of 2007 and 844,000 shares during the third quarter of 2006 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares. Options to purchase 295,000 shares during the first thirty-nine weeks of 2007 and 719,000 shares during the first thirty-nine weeks of 2006 were not included in the

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

7.	Revolving Credit Facility

At November 3, 2007, the Company had no outstanding balance under its Loan and Security Agreement, dated October 7, 2003, as amended by the First Amendment to the Loan and Security Agreement dated as of April 22, 2005, by and between the Company and Bank of America, as agent for the lenders (the “Prior Credit Facility”). In addition, at November 3, 2007, the Company had no stand-by or commercial letters of credit issued under the Prior Credit Facility.

On November 13, 2007, the Company entered into a Second Amended and Restated Loan and Security Agreement with Bank of America, N.A., as Lender which expanded its availability from a maximum of $75.0 million to $150.0 million (the “New Credit Facility”). The Prior Credit Facility, which was scheduled to expire in April 2010, was terminated concurrently with the entering into of the New Credit Facility.

The New Credit Facility provides for a $150.0 million revolving credit line. The New Credit Facility is available for working capital and general corporate purposes, including the repurchase of the Company’s capital stock and for its capital expenditures. A portion of the availability under the New Credit Facility was used to fund the Company’s accelerated share repurchase program (“ASR”) to repurchase $125.0 million of its common shares (see Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements). The New Credit Facility is scheduled to mature on November 13, 2012. At November 13, 2007, the Company had $31.3 million outstanding under the New Credit Facility that was repaid in full on November 27, 2007.

Loans under the New Credit Facility are secured by all of the assets of the Company and are guaranteed by all of the domestic subsidiaries of the Company (the “Guarantors”). Upon the occurrence of a Cash Dominion Event (as defined in the New Credit Facility) among other limitations, the Company’s ability to borrow funds, make investments, pay dividends and repurchase shares of its common stock would be limited.

Except for the use of a portion of the credit under the New Loan Facility to fund the Company’s repurchase of shares as described below, as of the date hereof, the Company had no direct borrowings outstanding under its prior credit facility with Bank of America, N.A.. Direct borrowings under the New Credit Facility bear interest at a margin over either LIBOR or a Base Rate (as each such term is defined in the New Credit Facility).

The New Credit Facility also contains covenants that, subject to specified exceptions, restrict the Company’s ability to, among other things:

•	incur additional debt or encumber assets of the Company;

•	merge with or acquire other companies, liquidate or dissolve;

•	sell, transfer, lease or dispose of assets; and

•	make loans or guarantees.

Upon the occurrence of an event of default under the New Credit Facility, the lenders may cease making loans, terminate the New Credit Facility, and declare all amounts outstanding to be immediately due and payable.

Events of default under the New Credit Facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, institution of legal process or proceedings under federal, state or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the Lender will be entitled to take various actions, including the acceleration of amounts due under the New Credit Facility and

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral.

8.	Retirement Benefit Plans

The Company maintains a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of its employees who meet certain requirements. Under the terms of the plan, employees may contribute up to 14% of gross earnings and the Company will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants. The Company also has the option to make additional contributions. Matching contributions vest over a five-year service period with 20% vesting after two years and 50% vesting after year three. Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after year five.

The Company maintains a supplemental executive retirement plan, or SERP, which is a non-qualified defined benefit plan for certain officers. The plan is non-contributory and not funded and provides benefits based on years of service and compensation during employment. Participants are vested upon entrance in the plan. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and this cost is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually.

The components of net periodic pension benefit cost are as follows:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
	(In thousands)

Service cost	$134	$123	$402	$369
Interest cost	225	233	675	699
Amortization of prior experience cost	19	19	57	57
Amortization of net loss	105	142	315	426

Net periodic pension benefit cost	$483	$517	$1,449	$1,551

The Company maintains a long-term incentive deferred compensation plan for the purpose of providing long-term incentive to a select group of management. The plan is a non-qualified, defined contribution plan and is not funded. Participants in this plan include all employees designated by the Company as Vice President, or other higher-ranking positions, who are not participants in the SERP. Annual monetary credits are recorded to each participant’s account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant’s account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants’ accounts will be fully vested upon retirement after completing five years of service and attaining age 55.

The Company maintains a postretirement benefit plan for certain officers. The Company had liabilities of $0.6 million as of November 3, 2007 and $0.1 million at October 28, 2006 in connection with this plan.

9.	Stock Repurchase Program

The Company repurchases its common stock from time to time under a stock repurchase program. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward.

During the third quarter of 2007, and separate and apart from the Company’s ASR program, the Company repurchased $125.1 million, or 6,291,878 shares of common stock, as compared to 462,000 shares for $8.3 million

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the third quarter of 2006. Likewise, the Company repurchased 6,878,378 shares of its common stock for $141.5 million during the first thirty-nine weeks of 2007 and 3,209,100 shares for $56.0 million during the first thirty-nine weeks of 2006. The total dollar amount of shares repurchased under the Company’s share repurchase program is $341.2 million or 18.4 million shares of common stock.

On November 12, 2007, our Board of Directors approved a $250.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $600.0 million. The Company has used a portion of the additional authorization to execute the ASR.

On November 13, 2007, the Company entered into a confirmation agreement with Bank of America, N.A. (“Bank of America”). Pursuant to the ASR, Bank of America is expected to purchase shares of the Company’s common stock in the open market in connection with the ASR over a period not to exceed three months. The final number of shares to be repurchased by the Company from Bank of America under the ASR will be determined at the conclusion of the transaction, based upon the volume weighted average share price of the Company’s common shares during the term of the ASR. The ASR is subject to collar provisions that establish the minimum and maximum price for the shares, which will in turn determine the final number of shares being repurchased under the ASR. The initial price of the shares purchased by the Company from Bank of America is subject to a price adjustment based on the volume weighted average price of the shares during this period.

With the latest increase in repurchase authorization, and after taking into account the $125.0 million ASR, total Company share repurchases since inception of the program are $466.2 million. Accordingly, the Company has approximately $133.8 million of repurchase authorization remaining under the Company’s share repurchase program as of November 13, 2007, after taking into account the $125.0 million ASR.

10.	Stock-Based Compensation

At the beginning of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), as interpreted by SEC Staff Accounting Bulletin No. 107, or SAB 107. Under SFAS No. 123(R), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement. Previous to the adoption of SFAS No. 123(R), the Company accounted for stock options under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, did not recognize compensation expense in the Company’s consolidated financial statements. The Company adopted the modified prospective transition method provided under SFAS No. 123(R), and consequently, did not retroactively adjust results from prior periods.

The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires certain assumptions, including estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of income.

The Company determined expected volatilities based on median results of a peer group analysis of companies similar in size and financial leverage to the Company. The Company has elected to use the simplified method for estimating its expected term as allowed by SAB 107 to determine expected life. The risk-free rate is indexed to the five-year Treasury note interest at the date of grant and expected forfeiture rate is based on the Company’s historical forfeiture information.

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant based on the following assumptions for grants in the respective periods:

	2007	2006

Expected volatility	45%	50%
Expected term	5.25 years	5.25 years
Risk-free interest rate	4.50%	4.86%
Expected dividend yield	0%	0%
Expected forfeiture rate	20%	20%

The Company has elected to adopt the simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and condensed consolidated statements of cash flows of the tax effects of employee and director share-based awards that were outstanding upon adoption of SFAS No. 123(R).

The effects of applying SFAS No. 123(R) and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

During the third quarter of 2007, the Company granted 21,000 stock options at a weighted-average grant-date fair value of $9.42. During the first thirty-nine weeks of 2007, the Company granted 580,516 stock options at a weighted-average grant-date fair value of $12.36.

A summary of stock option activity during the first thirty-nine weeks of 2007 is as follows:

Number of
Shares
(In thousands)

Options outstanding as of February 3, 2007	2,062
Granted	581
Exercised	(684)
Cancelled/Forfeited	(177)

Options outstanding as of November 3, 2007	1,782

During the third quarter of 2007, the Company granted 4,984 shares of non-vested stock at a weighted-average grant-date fair value of $20.67. During the first thirty-nine weeks of 2007, the Company granted 308,287 shares of non-vested stock at a weighted-average grant-date fair value of $26.76.

A summary of non-vested stock activity during the first thirty-nine weeks of 2007 is as follows:

Number of
Shares
(In thousands)

Non-vested stock as of February 3, 2007	457
Granted	308
Vested	(103)
Cancelled	(41)

Non-vested stock as of November 3, 2007	621

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingent Liabilities

The Company is party to various litigation matters and proceedings in the ordinary course of business. In the opinion of the Company’s management, dispositions of these matters are not expected to have a material adverse affect on its financial position, results from operations or cash flows. As of November 3, 2007, the Company has not issued any third party guarantees.

12.	Income Taxes

Effective at the beginning of the first quarter of 2007, the Company adopted FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting and disclosure for uncertainty in income taxes. As a result of the adoption, the Company recorded a decrease to beginning retained earnings of approximately $0.2 million and increased its net liabilities for uncertain tax positions and related interest and penalties by a corresponding amount. As of the adoption date, the Company recorded liabilities of $10.7 million for uncertain tax positions, which includes interest and penalties. Also as of the adoption date, the Company recorded deferred tax assets of $7.9 million for federal and, if applicable, state benefits related to the uncertain tax positions. Net uncertain tax positions of $2.8 million as of the adoption date would favorably impact the Company’s effective tax rate if these net liabilities were reversed.

The Company expects to pay approximately $7.6 million of the uncertain tax position liabilities within the following twelve months. This liability related to the timing of taxable revenue from non-redeemed gift cards.

The Company files income tax returns in the U.S. federal jurisdiction and in various states. Its U.S. federal filings for the years 2002 through 2005 are under routine examination and the Company expects that process will be completed before the end of 2007. For state tax purposes, the Company’s 2002 through 2006 tax years remain open for examination by the tax authorities under a four-year statute of limitations. However, certain states may keep their statute open for six to ten years.

The Company recognizes interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense. As of the adoption date, the total amount of accrued interest and penalties was $1.7 million before federal and, if applicable, state effect. The Company recorded approximately $0.2 million in interest and penalties, before federal and, if applicable, state effect for the third quarter of 2007 and $0.5 million for the first thirty-nine weeks of fiscal 2007.

13.	Recent Accounting Developments

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects that the adoption of SFAS No. 159 will not have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute. This statement is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. It is effective for non-financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008. The Company expects that the adoption of SFAS No. 157 will not have a material impact on its consolidated financial statements.

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Subsequent Event

On November 30, 2007, the Company entered into an agreement (the “Agreement”) with Christopher L. Finazzo, its former Executive Vice President and Chief Merchandising Officer, settling all disputes between them (see Note 5 to the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 for a further discussion). Pursuant to the terms of the Agreement, Mr. Finazzo has agreed to pay the Company $5.0 million on or before January 15, 2008. In turn, the Company has agreed to pay to Mr. Finazzo, simultaneously with his payment to the Company, approximately $0.9 million, which represents the value of Mr. Finazzo’s benefits under the Company’s Supplemental Executive Retirement Plan. At the time of such payments, the Company anticipates recording net other income of approximately $4.1 million.

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

Introduction

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories for young women and men. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and men. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18 to 25. As of November 3, 2007, we operated 823 stores, consisting of 798 Aeropostale stores in 47 states, 11 Aeropostale stores in Canada, and 14 Jimmy’Z stores in 11 states, in addition to our Aeropostale e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).

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

Results of Operations

Overview

We achieved net sales of $412.6 million for the third quarter of 2007, or a 7.0% increase when compared to the third quarter of 2006. Our fiscal 2006 calendar included an additional 53rd week that resulted in a fiscal calendar shift for fiscal 2007. The increase in net sales for the third quarter of 2007 was driven primarily by average square footage growth of 11% and an increase in comparable store sales of 1.9%, which was partially offset by the impact of the above mentioned fiscal calendar shift. Gross profit, as a percentage of net sales, increased by 2.8 percentage points for the third quarter of 2007 primarily due to increased merchandise margin. The increase in merchandise margin primarily reflects lower graphic tee shirt costs and improved composition and levels of our merchandise assortment. SG&A, as a percentage of net sales, increased by 2.3 percentage points for the third quarter of 2007, which is primarily attributable to higher store-line expenses, higher e-commerce transaction costs and corporate expenses. Interest income increased by $0.4 million for the third quarter of 2007 compared to the same period in 2006, primarily due to higher interest rates. The effective income tax rate was 39.6% for the third quarter of 2007 compared to 39.0% for the third quarter of 2006. Net income for the third quarter of 2007 was $36.0 million, or $0.48 per diluted share, compared to net income of $32.6 million, or $0.41 per diluted share, for the third quarter of 2006. Earnings per share increased by 17.1% for the third quarter of 2007 due to both an increase in net income and less weighted average shares outstanding resulting from the Company’s repurchase of its common stock.

As of November 3, 2007, we had working capital of $138.3 million, cash and cash equivalents of $122.6 million and no short-term investments. Merchandise inventories increased by 14.8%, and by 2.7% on a per square foot basis, at November 3, 2007, compared to the third quarter of 2006.

We operated 823 stores at November 3, 2007, an increase of 11.5% from the same period last year.

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	34.9%	32.1%	33.0%	29.4%
Selling, general and administrative expenses	20.9%	18.6%	23.0%	21.2%
Other income	—	—	—	0.2%
Income from operations	14.0%	13.5%	10.0%	8.4%
Interest income, net	0.4%	0.4%	0.6%	0.5%
Income before income taxes	14.4%	13.9%	10.6%	8.9%
Income taxes	5.7%	5.4%	4.2%	3.5%
Net income	8.7%	8.5%	6.4%	5.4%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Net sales (in millions)	$412.6	$385.5	$999.6	$906.4
Total store count at end of period	823	738	823	738
Comparable store count at end of period	720	620	720	620
Net sales growth	7.0%	18.7%	10.3%	17.8%
Comparable store sales change	1.9%	5.6%	0.1%	1.8%
Comparable average unit retail change	(5.3)%	5.0%	(4.1)%	4.3%
Comparable units per sales transaction change	3.6%	(0.1)%	2.0%	(1.9)%
Comparable sales transaction change	3.9%	0.6%	2.3%	(0.5)%
Net sales per average square foot	$138	$146	$352	$353
Gross profit (in millions)	$143.8	$123.6	$329.4	$266.7
Income from operations (in millions)	$57.6	$51.8	$100.4	$76.4
Diluted earnings per share	$0.48	$0.41	$0.84	$0.61
Average square footage growth over comparable period	11%	12%	10%	16%
Change in total inventory over comparable period	14.8%	5%	14.8%	5%
Change in inventory per square foot over comparable period	3%	(5)%	3%	(5)%
Percentages of net sales by category:
Young Women’s	64%	65%	62%	60%
Young Men’s	25%	24%	24%	25%
Accessories	11%	11%	14%	15%

Comparison of the 13 weeks ended November 3, 2007 to the 13 weeks ended October 28, 2006

Net Sales — Net sales for the third quarter of 2007 increased by $27.1 million, or by 7.0% compared to the same period last year. The increase in net sales was driven primarily by average square footage growth of 11% and an increase in comparable store sales of 1.9%, which was partially offset by the impact from the above mentioned fiscal calendar shift. Comparable store sales increased in our young women’s and young men’s categories which were offset by a decrease in accessories. The overall comparable store sales increase reflected a 3.9% increase in the number of sales transactions, a 3.6% increase in units per sales transaction and a 5.3% decrease in average unit retail. Non-comparable store sales increased by $20.3 million, or by 5.1%, primarily due to 85 more stores open at the end of the third quarter of 2007 compared to the end of the third quarter of 2006.

Gross Profit — Cost of sales include costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing, freight from the distribution center and warehouse to the stores. It also includes payroll for our design, buying and merchandising departments, and occupancy costs. Occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and all depreciation.

Gross profit, as a percentage of net sales, increased by 2.8 percentage points for the third quarter of 2007 compared to the same period last year. Merchandise margin increased by 3.3 percentage points primarily due to lower unit costs from graphic tee shirts and improved levels and composition of our merchandise assortment. The improvement in merchandise margin was partially offset by 0.6 percentage points of higher occupancy costs and depreciation costs.

SG&A — SG&A includes costs related to selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, maintenance costs and expenses, insurance and legal expenses, store pre-opening costs and other corporate level expenses. Store pre-opening costs include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.

SG&A increased by $14.4 million, or 2.3 percentage points, as a percentage of net sales, for the third quarter of 2007 compared to the third quarter of 2006. The increase in SG&A was primarily attributable to a $6.3 million increase in store-line expenses, $3.8 million of higher store transaction costs and store operations costs resulting primarily from new store growth and higher sales, a $3.4 million increase in corporate expenses, consisting of incentive, stock-based compensation and other corporate expenses and a $1.6 million increase in benefits, partially offset by a savings of $0.8 million in marketing costs. As a percentage of net sales, the increases in store-line expenses, e-commerce transaction costs, corporate expenses and benefits resulted in 0.9 percentage points, 0.6 percentage points, 0.6 percentage points and 0.3 percentage points, respectively, of the increase in SG&A.

Interest income and income taxes — Interest income increased by $0.4 million for the third quarter of 2007 compared to the same period in 2006, primarily due to higher interest rates.

The effective income tax rate was 39.6% for the third quarter of 2007 and 39.0% for 2006. The increase in the effective tax rate was primarily due to the adoption of FIN No. 48 (see Note 12 to the Notes to Unaudited Condensed Consolidated Financial Statements) and a change in the mix of investments.

Net income — Net income was $36.0 million, or $0.48 per diluted share, for the third quarter of 2007, compared to net income of $32.6 million, or $0.41 per diluted share, for the third quarter of 2006. Earnings per share increased by 17.1% for the third quarter of 2007 due to both an increase in net income and less weighted average shares outstanding resulting from the Company’s repurchase of its common stock.

Consolidated net income included net losses from the Company’s Jimmy’Z subsidiary of $1.5 million, or $0.02 per diluted share, for the third quarter of 2007 compared to losses of $1.6 million, or $0.02 per diluted share for the third quarter of 2006.

Comparison of the 39 weeks ended November 3, 2007 to the 39 weeks ended October 28, 2006

Net Sales — Net sales for the first thirty-nine weeks of 2007 increased by $93.2 million, or by 10.3% compared to the same period last year. The increase in net sales was driven primarily by average square footage growth of 10%, an increase in comparable store sales of 0.1% and the impact from the above mentioned fiscal calendar shift.

Gross Profit — Gross profit, as a percentage of net sales, increased by 3.6 percentage points for the first thirty-nine weeks of 2007 compared to the same period last year. Merchandise margin increased 3.9 percentage points partially due to lower unit costs from graphic tee shirts and improved levels and composition of our merchandise assortment. The improvement in merchandise margin was partially offset by 0.4 percentage points of higher occupancy costs and depreciation costs.

SG&A — SG&A increased by $36.7 million, or by 1.7 percentage points, as a percentage of net sales, for the first thirty-nine weeks of 2007 compared to the same period last year. The increase in SG&A was primarily attributable to a $16.6 million increase in store-line expenses, a $10.5 million increase in corporate expenses, consisting of incentive, stock-based compensation and other corporate expenses, $8.0 million of higher store transaction costs and store operations costs resulting primarily from new store growth and higher sales, a $1.0 million increase in benefits and higher marketing expenses of $0.6 million. As a percentage of net sales, the increases in corporate expenses, e-commerce transaction costs and store-line expenses resulted in 0.7 percentage points, 0.5 percentage points and 0.6 percentage points, respectively, of the increase in SG&A.

Interest income and income taxes — Interest income increased by $1.5 million for the first thirty-nine weeks of 2007 compared to the same period in 2006. Increases in interest rates and higher investment balances were the primary drivers of the increase in net interest income.

The effective income tax rate was 39.4% for 2007 and 39.0% for 2006. The increase in the effective tax rate was primarily due to the adoption of FIN No. 48 (see Note 12 to the Notes to Unaudited Condensed Consolidated Financial Statements) and a change in the mix of investments.

Net income — Net income was $64.5 million, or $0.84 per diluted share, for the first thirty-nine weeks of 2007, compared to net income of $49.4 million, or $0.61 per diluted share, for the first thirty-nine weeks of 2006. Earnings per share increased by 37.7% for the first thirty-nine weeks of 2007 due to both an increase in net income and less weighted average shares outstanding resulting from the Company’s repurchase of its common stock.

Consolidated net income included net losses from the Company’s Jimmy’Z subsidiary of $5.2 million, or $0.07 per diluted share, for the first thirty-nine weeks of 2007 compared to losses of $4.6 million, or $0.06 per diluted share for the first thirty-nine weeks of 2006.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement and enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents and our credit facility. In addition, on November 13, 2007, we amended and restated our revolving credit facility (the “New Credit Facility”) with Bank of America, N.A., which expanded its availability from a maximum of $75.0 million to $150.0 million (see Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements). A portion of the availability under the New Credit Facility was used to fund the accelerated share repurchase program (“ASR”) to repurchase $125.0 million of our common shares (see Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements). At November 3, 2007, we had working capital of $138.3 million and cash and cash equivalents of $122.6 million.

The following table sets forth our cash flows for the period indicated:

	39 Weeks Ended
	November 3,	October 28,
	2007	2006
	(In thousands)

Net cash provided by operating activities	$47,543	$65,094
Net cash provided by (used in) investing activities	4,260	(74,617)
Net cash used in financing activities	(129,353)	(47,571)
Effect of exchange rate changes	39	—

Net decrease in cash and cash equivalents	$(77,511)	$(57,094)

Operating activities — Cash flows provided by operating activities, our primary form of liquidity on a full-year basis, decreased by $17.6 million for the first thirty-nine weeks of 2007 compared to the same period in 2006. Cash used for accrued expenses and other assets and liabilities increased by $33.7 million due primarily to timing of income tax payments resulting from the timing of tax deductions. This use of cash was partially offset by an increase in cash provided from net income of $15.1 million. Merchandise inventories increased by 14.8%, and by 2.7% on a per square foot basis, as of November 3, 2007, as compared to October 28, 2006.

Due to the seasonality of our business, we have historically generated a significant portion of our cash flows from operating activities in the second half of the year, and we expect this trend to continue through the balance of this year.

Capital requirements — Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores, and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. We opened 83 Aeropostale stores in our new store format during the first thirty-nine weeks of 2007, and we plan to open five additional Aeropostale stores during the fourth quarter of 2007. This included opening 11 stores in Canada, with plans to open one additional store during the fourth quarter of 2007. In addition, we have remodeled and renovated 12 existing Aeropostale stores. Capital expenditures for the full year of 2007 are expected to approximate $82.0 million for these new and remodeled stores, a second distribution facility, rollout of the upgraded point of sale systems to our store chain, and supply chain management investments.

We had no short-term investments at November 3, 2007. We had $55.2 million and $76.2 million in short-term investments as of October 28, 2006 and February 3, 2007, respectively, consisting of auction rate debt and preferred stock securities. Auction rate securities are term securities that earn income at a rate that is periodically reset, typically within 35 days, to reflect current market conditions through an auction process. Although these securities have long-term contractual maturities, they are classified as “available-for-sale” securities and are included in short-term investments in the current asset section of our condensed consolidated balance sheets.

Financing activities and capital resources — The Company repurchases its common stock from time to time under a stock repurchase program. On November 12, 2007, our Board of Directors approved a $250.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $600.0 million. The Company used a portion of the additional authorization to execute the ASR program.

On November 13, 2007, the Company entered into a confirmation agreement with Bank of America, N.A. (“Bank of America”). Pursuant to the ASR, Bank of America is expected to purchase shares of the Company in the open market in connection with the ASR over a period not to exceed three months. The final number of shares to be repurchased from Bank of America under the ASR will be determined at the conclusion of the transaction, based upon the volume weighted average share price of the Company’s common shares during the term of the ASR. The ASR is subject to collar provisions that establish the minimum and maximum price for the shares, which will in turn determine the final number of shares being repurchased under the ASR. The initial price of the shares purchased by the Company from Bank of America is subject to a price adjustment based on the volume weighted average price of the shares during this period. The foregoing description of the ASR and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the complete text of the ASR attached as Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 15, 2007.

The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward.

During the third quarter of 2007, and separate and apart from the ASR program, the Company repurchased $125.1 million, or 6,291,878 shares of common stock, as compared to 462,000 shares for $8.3 million during the third quarter of 2006. Likewise, the Company repurchased 6,878,378 shares of its common stock for $141.5 million during the first thirty-nine weeks of 2007 and 3,209,100 shares for $56.0 million during the first thirty-nine weeks of 2006. The total dollar amount of shares repurchased under the Company’s share repurchase program is $341.2 million or 18.4 million shares of common stock. With the latest increase in repurchase authorization, and after taking into account the $125.0 million ASR, total Company share repurchases since inception of the program are $466.2 million. Accordingly, the Company has approximately $133.8 million of repurchase authorization remaining under the Company’s share repurchase program as of November 13, 2007, after taking into account the $125.0 million ASR.

On November 13, 2007, the Company entered into an amended and restated revolving credit facility with Bank of America, N.A., as Lender which expanded its availability from a maximum of $75.0 million to $150.0 million (the “New Credit Facility”). The New Credit Facility provides for a $150.0 million revolving credit line. The New Credit Facility is available for working capital and general corporate purposes, including the repurchase of the Company’s capital stock and for its capital expenditures. A portion of the availability under the New Credit Facility was used to fund the Company’s ASR to repurchase $125.0 million of its common shares. The New Credit Facility is scheduled to mature on November 13, 2012. At November 13, 2007, the Company had $31.3 million outstanding under the New Credit Facility that was repaid in full on November 27, 2007 (see Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements). The foregoing description of the New Credit Facility and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the complete text of the Second Amended and Restated Loan and Security Agreement

attached as Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 15, 2007.

Contractual Obligations

The following table summarizes our contractual obligations as of November 3, 2007:

		Payments Due
		Balance of	In 2008	In 2010	After
	Total	2007	and 2009	and 2011	2011
	(In thousands)

Contractual Obligations
Operating leases	$598,529	$28,008	$170,722	$156,967	$242,832
Liabilities for uncertain tax positions	7,621	7,621	—	—	—
Employment agreements	5,549	726	4,735	88	—
Sponsorship and advertising contracts	2,971	675	2,296	—	—

Total contractual obligations	$614,670	$37,030	$177,753	$157,055	$242,832

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

There were no financial guarantees outstanding as of November 3, 2007. We had no commercial commitments outstanding as of November 3, 2007.

Effective at the beginning of the first quarter of 2007, we adopted FIN No. 48 as described in Note 11 to the Notes to Unaudited Condensed Financial Statements. Our total liabilities for unrecognized tax benefits were $11.6 million at November 3, 2007. We cannot make a reasonable estimate of the amount and period of related future payments for $3.9 million of these liabilities. Therefore these liabilities were not included in the above table.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of November 3, 2007, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions.

Critical accounting policies are those that are most important to the portrayal of the Company’s financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s most critical accounting policies have been discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007. In applying such policies, management must use significant estimates that are based on its informed judgment. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

As of November 3, 2007, except as noted below, there have been no material changes to any of the critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

We adopted FIN No. 48 as of the beginning of fiscal 2007. See Note 12 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

At November 13, 2007, the Company had $31.3 million outstanding under the New Credit Facility that was repaid in full on November 27, 2007. Prior to November 13, 2007 the Company had no outstanding borrowings under the Prior Credit Facility since November 2002. In addition, the Company had no stand-by or commercial letters of credit issued under the New Credit Facility. To the extent that the Company may borrow pursuant to the New Credit Facility in the future, it may be exposed to market risk related to interest rate fluctuations.

The Company is exposed to foreign currency risk as a result of entering the Canadian market in July 2007. The Company is subject to changes in the foreign currency exchange rates in the Canadian dollar, which could impact its financial condition. Foreign exchange risk arises from the Company’s exposure to fluctuation in foreign currency exchange rates because its reporting currency is the U.S. dollar. The Company also faces transactional currency exposures relating to merchandise that its Canadian subsidiary purchases using U.S. dollars. The Company does not hedge its exposure to this currency exchange fluctuation. A 10 percent movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $1.8 million in the Company’s net investment, which would be recorded in other comprehensive income as an unrealized gain or loss.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  Pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our third quarter ended November 3, 2007, our disclosure controls and procedures are effective.

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

During fiscal 2006, we sourced approximately 30% of our merchandise from our top three suppliers; one company, South Bay Apparel, Inc., supplied approximately 12% of our merchandise, and two others each supplied approximately 9% of our merchandise. In 2007, we ceased doing business with South Bay Apparel Inc. We have replaced this business with new vendors and with our existing vendor base. In addition, approximately 64% of our merchandise was directly sourced from our top ten suppliers, and one company acted as our agent with respect to the sourcing of approximately 19% of our merchandise. Our relationships with our suppliers generally are not on a long-term contractual basis and do not provide assurances on a long-term basis as to adequate supply, quality or acceptable pricing. Most of our suppliers could discontinue selling to us at any time. If one or more of our significant suppliers were to sever their relationship with us, we could be unable to obtain replacement products in a timely manner, which could have a material adverse effect on our sales, financial condition and results of operations.

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

We expect that the introduction of new brand concepts and other business opportunities will play an important role in our overall growth strategy. The operation of the Jimmy’Z stores is subject to numerous risks, including unanticipated operating problems, lack of prior experience, lack of customer acceptance, new vendor relationships, competition from existing and new retailers, and could also be a diversion of management’s attention from our core Aéropostale business. The Jimmy’Z concept involves, among other things, implementation of a retail apparel concept which is subject to many of the same risks as Aéropostale, as well as additional risks inherent with a more fashion-driven concept, including risks of difficulty in merchandising, uncertainty of customer acceptance, fluctuations in fashion trends and customer tastes, as well as the attendant markdown risks. Risks inherent in any new concept are particularly acute with respect to Jimmy’Z because this is the first significant new venture by us, and the nature of the Jimmy’Z business differs in certain respects from that of our core Aéropostale business. There can be no assurance that the Jimmy’Z stores will achieve sales and profitability levels justifying our investments in this business. If those sales levels are not achieved we may be required to impair the carrying value of our investments, and/or may decide to close stores, which would have a negative impact on our results of operations. Consolidated net income included net losses from our Jimmy’Z subsidiary of $5.2 million or $0.07 per diluted share for first thirty-nine weeks of 2007, $6.7 million or $0.08 per diluted share for fiscal 2006, $4.7 million or $0.06 per diluted share for fiscal 2005 and none in fiscal 2004.

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

Our growth will largely depend on our ability to open and operate new stores successfully. We opened 83 Aeropostale stores in the U.S. and 11 Aeropostale stores in Canada during the first thirty-nine weeks of 2007, 74 Aéropostale stores in the U.S. in fiscal 2006, 105 Aéropostale in the U.S. and 14 Jimmy’Z stores in the U.S. in fiscal 2005, and 103 Aéropostale stores in the U.S. in fiscal 2004. We plan to open approximately five new Aéropostale stores in the fourth quarter of 2007, including one additional store in Canada. We expect to continue to open a significant number of new stores in future years, while also remodeling a portion of our existing store base. To the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in previously existing stores in those same markets.

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

During the first thirty-nine weeks of 2007, we opened 11 Aeropostale stores in Canada and plan to open one additional store in the fourth quarter of 2007. There can be no assurance that we will be able to address in a timely fashion the risks of operating stores in foreign countries, such as governmental requirements over merchandise importation, employment, taxation and multi-lingual requirements. Additionally, since entering Canada, we will have to obtain suitable store locations, hire personnel, establish distribution methods, and advertise our brand and its distinguishing characteristics to consumers who may not be familiar with them. There can be no assurance that we will be able to open and operate new stores in Canada on a timely and profitable basis. The costs associated with opening these new stores in Canada may negatively affect our profitability.

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

We currently rely on two distribution centers.

We currently maintain two distribution centers, one on the East Coast and one on the West Coast of the United States, which began operations in September 2007, to receive, store and distribute merchandise to all of our stores. Any significant interruption in the operation of either of our distribution centers due to natural disasters, accidents, system failures or other unforeseen causes could have a material adverse effect on our financial condition and results of operations.

We rely on a third party to manage our distribution centers.

The efficient operation of our stores is dependent on our ability to distribute, in a timely manner, merchandise to our store locations throughout the United States. An independent third party operates our two distribution and warehouse facilities. We depend on this third party to receive, sort, pack and distribute substantially all of our merchandise. This third party employs personnel represented by a labor union. Although there have been no work stoppages or disruptions since the inception of our relationship with this third party provider beginning in 1991, there can be no assurance that work stoppages or disruptions will not occur in the future. We also use separate third party transportation companies to deliver our merchandise from our warehouse to our stores. Any failure by any of these third parties to respond adequately to our warehousing and distribution needs would disrupt our operations and negatively impact our profitability.

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

We repurchase our common stock from time to time under a stock repurchase program. On November 12, 2007, our Board of Directors approved a $250.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $600.0 million. The Company used a portion of this authorization to execute the ASR program to repurchase $125.0 million of its common shares (see Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements). The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. Our purchases of treasury stock for the third quarter of 2007 and remaining availability pursuant to our share repurchase program were as follows:

				Approximate Dollar
	Total Number		Total Number of	Value of Shares
	of Shares		Shares Purchased	That May Yet be
	(or Units)	Average	as Part of Publicly	Purchased Under the
	Purchased	Price Paid	Announced Plans	Plans or Programs
Period	(a)	per Share	or Programs	(b)(c)
				(In thousands)

August 5 to September 1, 2007	555,000	$20.81	555,000	$122,483
September 2 to October 6, 2007	4,640,200	$19.55	4,640,200	$31,642
October 7 to November 3, 2007	1,096,678	$20.84	1,096,678	$8,760

Total	6,291,878	$19.88	6,291,878

(a)	On November 12, 2007, our Board of Directors approved a $250.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $600.0 million.

(b)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

(c)	Excludes additional $250.0 million of repurchase availability that was approved on November 12, 2007.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit
No.	Description

31.1	Certification by Julian R. Geiger, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Michael J. Cunningham, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.

**	Furnished herewith.

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

Dated: December 7, 2007