Form 10-K
period 2008-02-02
AEROPOSTALE INC
filed 2008-04-01
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 2, 2008
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
(646) 485-5410

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 4, 2007 was $1,844,189,531.

66,740,393 shares of Common Stock were outstanding at March 20, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on June 18, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K. This report consists of 59 sequentially numbered pages. The Exhibit Index is located at sequentially numbered page 57.

AÉROPOSTALE, INC.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, all references to “we”, “us”, “our”, “Aéropostale” or the “Company’ refer to Aéropostale, Inc., and its subsidiaries. The term “common stock” means our common stock, $.01 par value. Our website is located at www.aeropostale.com (this and any other references in this Annual Report on Form 10-K to Aéropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Annual Report on Form 10-K). On our website, we make available, as soon as reasonably practicable after electronic filing with the Securities and Exchange Commission, our annual reports on Form 10-K, quarterly reports on Form 10-Q, annual Proxy filings and current reports on Form 8-K, and any amendments to those reports. All of these reports are provided to the public free of charge.

PART I

Item 1.	Business

Overview

Aéropostale, Inc., a Delaware corporation, originally incorporated as MSS-Delaware, Inc. on September 1, 1995 and later changed to Aéropostale, Inc. on February 1, 2000, is a mall-based specialty retailer of casual apparel and accessories. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and young men. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18 to 25. We also sell Aéropostale merchandise through our e-commerce website, www.aeropostale.com. As of February 2, 2008, we operated 828 stores, consisting of 802 Aéropostale stores in 47 states, 12 Aéropostale stores in Canada, and 14 Jimmy’Z stores in 11 states.

Our Aéropostale concept provides the customer with a focused selection of high-quality, active-oriented, fashion and fashion basic merchandise at compelling values. Our Jimmy’Z concept provides the customer with a broad selection of California lifestyle-oriented merchandise, targeting trend-aware young men and women. We maintain control over our proprietary brands by designing and sourcing all of our merchandise. Our Aéropostale products are sold only at our stores and online through our e-commerce website, www.aeropostale.com, while Jimmy’Z products are sold only at our Jimmy’Z stores. We strive to create a fun, high-energy shopping experience through the use of creative visual merchandising, colorful in-store signage, popular music and an enthusiastic well-trained sales force. Our average Aéropostale store is generally smaller than that of our mall-based competitors. We believe this enables us to achieve higher sales productivity and project a sense of greater action and excitement in the store.

The Aéropostale brand was established by R.H. Macy & Co., Inc., as a department store private label initiative, in the early 1980’s targeting men in their twenties. Macy’s subsequently opened the first mall-based Aéropostale specialty store in 1987. Over the next decade, Macy’s, and then Federated Department Stores, Inc. (now Macy’s, Inc.), expanded Aéropostale to over 100 stores. In August 1998, Federated sold its specialty store division to our management team and Bear Stearns Merchant Banking. In May of 2002, Aéropostale management took us public through an initial public offering and listed our common stock on the New York Stock Exchange. In July of 2003, we effectuated a secondary offering of our common stock. In April 2004 and then again in August 2007, we completed three-for-two stock splits on all shares of our common stock. Both of these stock splits were distributed in the form of a stock dividend. All prior period share and per share amounts presented in this report were restated to give retroactive recognition to these common stock splits.

Our fiscal year ends on the Saturday nearest to January 31. Fiscal 2007 was the 52-week period ended February 2, 2008, fiscal 2006 was the 53-week period ended February 3, 2007 and fiscal 2005 was the 52-week period ended January 28, 2006. Fiscal 2008 will be the 52-week period ending January 31, 2009.

Growth Strategy

Continue to open new Aéropostale stores.  We consider our merchandise and our stores as having broad national appeal that continues to provide substantial new store expansion opportunities. Over the last three fiscal years we opened 281 new Aéropostale stores. We plan to continue our growth by opening a total of approximately 85 new Aéropostale stores during fiscal 2008, which will include approximately 15 new Aéropostale stores in Canada and our first three new stores in Puerto Rico. We plan to open stores both in markets where we currently operate stores, and in new markets. (see the section “Stores — Store design and environment” below).

Enhance our brand and increase our store productivity.  We seek to capitalize on the success of our core Aéropostale brand, while continuing to enhance our brand recognition through in-store as well as external marketing initiatives.

We seek to produce comparable store sales growth, increased net sales per average square foot, and increased average unit retail. We expect to continue employing our promotional pricing strategies, while also identifying and capitalizing upon developing trends in the market.

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

Jimmy’Z.  In 2004, we acquired the rights to and existing registrations for the JIMMY’Z® and Woody Car Design brand and trademarks in the United States and Canada for clothing and related goods and services. In 2005, we opened our first 14 Jimmy’Z stores. These stores average approximately 3,800 square feet. Jimmy’Z is positioned as a California lifestyle-oriented brand, targeting trend-aware young men and women aged 18 to 25. Merchandise sold at Jimmy’Z stores is at initial price points higher than merchandise sold at our Aéropostale stores. We are not planning to open any new Jimmy’Z stores in fiscal 2008, but instead plan on further refining our merchandising and brand building strategies.

New Concept.  We are developing a new retail store concept that we believe will build upon our core competencies, while targeting a younger demographic than the Aéropostale customer. We anticipate opening the first stores of this new concept during fiscal 2009.

Stores

Existing stores.  We locate our stores primarily in shopping malls, outlet centers and, to a lesser degree, lifestyle and off-mall shopping centers, all located in geographic areas with the highest possible concentrations of our target customers. We generally locate our stores in mall locations near popular teen gathering spots, including food courts, music stores and other teen-oriented retailers. As of February 2, 2008, we operated 828 stores in the following 47 U.S. states and two Canadian provinces:

	Number of	Number	Total
United	Aéropostale	of Jimmy’Z	Number of
States	Stores	Stores	Stores

Alabama	16	—	16
Arkansas	6	—	6
Arizona	13	—	13
California	60	1	61
Colorado	11	—	11
Connecticut	10	—	10
Delaware	4	—	4
Florida	49	1	50
Georgia	23	—	23
Idaho	3	—	3
Illinois	29	1	30
Indiana	21	—	21
Iowa	12	—	12
Kansas	8	—	8
Kentucky	10	—	10
Louisiana	13	—	13
Massachusetts	23	—	23
Maryland	18	—	18
Maine	3	—	3
Michigan	29	—	29
Minnesota	16	1	17
Mississippi	7	—	7
Missouri	16	1	17
Montana	2	—	2
North Carolina	23	1	24
North Dakota	4	—	4

	Number of	Number	Total
United	Aéropostale	of Jimmy’Z	Number of
States	Stores	Stores	Stores

Nebraska	4	—	4
New Hampshire	7	—	7
New Jersey	22	—	22
New Mexico	3	—	3
Nevada	7	—	7
New York	47	1	48
Ohio	35	—	35
Oklahoma	7	—	7
Oregon	7	—	7
Pennsylvania	50	3	53
Rhode Island	2	—	2
South Carolina	15	—	15
South Dakota	2	—	2
Tennessee	22	1	23
Texas	65	2	67
Utah	11	—	11
Virginia	27	—	27
Vermont	2	—	2
Washington	15	—	15
West Virginia	6	—	6
Wisconsin	17	1	18
Canada
British Columbia	2	—	2
Ontario	10	—	10
Total	814	14	828

The following table highlights the number of stores opened and closed since the beginning of fiscal 2005:

					Total
	Aéropostale	Jimmy’Z	Total	Aéropostale	Number of
	Stores	Stores	Stores	Stores	Stores at End
	Opened	Opened	Opened	Closed	of Period

Fiscal 2005	105	14	119	9	671
Fiscal 2006	74	—	74	3	742
Fiscal 2007	88	—	88	2	828

Store design and environment.  We launched our new Aéropostale store design during fiscal 2006, and we currently operate 97 stores in this new format. We plan to design all of our new Aéropostale stores in this format. In addition, all Aéropostale stores planned for remodel will be renovated into the new format. We design our stores in an effort to create an energetic shopping environment, featuring powerful in-store promotional signage, creative visuals and popular music. The enthusiasm of our associates is integral to our store environment. Our stores feature display windows that provide high visibility for mall traffic. Our strategy is to create fresh and exciting merchandise assortments by updating our floor sets numerous times throughout the year. Visual merchandising directives are initiated at the corporate level, seeking to maintain consistency throughout all of our stores.

Store management.  Our stores are organized by region and further into districts. A regional manager manages each of our ten regions and each region encompasses approximately eight to ten districts. Each district is managed by a district manager and encompasses approximately seven to ten individual stores. Our corporate headquarters directs the merchandise assortments, merchandise pricing, store layout, inventory management and in-store visuals for our stores.

Expansion opportunities and site selection.  We focus on opening new stores in an effort to penetrate further the existing markets we are already in, as well as enter new markets. We plan to continue increasing our store base during fiscal 2008 by opening approximately 85 new Aéropostale stores, including approximately 15 new stores in Canada and our first three new stores in Puerto Rico (see the section “Growth Strategy” above).

In selecting a specific site, we generally target high traffic locations in malls, outlet centers and, to a lesser degree, lifestyle and off-mall shopping centers, with suitable demographics and favorable lease economics. As a result, we tend to locate our stores in malls in which comparable teen-oriented retailers have performed well. A primary site evaluation criterion includes average sales per square foot, co-tenancies, traffic patterns and occupancy costs.

We have implemented our store format across a wide variety of mall classifications and geographic locations. For new Aéropostale stores opened in fiscal 2007 under our new store design, our average net investment was approximately $469,000 per store location, which included capital expenditures adjusted for landlord contributions and initial inventory at cost, net of payables (see the section “Store design and environment” above for a further discussion).

Aéropostale stores which we opened in fiscal 2006 and fiscal 2005 achieved, during their first twelve months of their operations, average net sales of approximately $1.8 million and net sales of $492 per average square foot.

Pricing

We believe that a key component of our success is our ability to understand what our customers want and what they can afford. Our merchandise, which we believe is of comparable quality to that of our primary competitors, is generally priced lower than our competitors’ merchandise. We conduct promotions in our stores throughout the year generally lasting anywhere from two to four weeks in length.

Design and Merchandising

Both our Aéropostale and Jimmy’Z design and merchandising teams focus on designing merchandise that meets the demands of their core customers’ lifestyles. We maintain separate design and merchandising groups for each of our brands and within those brands, for each of the young women’s, young men’s and accessories product lines.

Design.  We offer a focused collection of apparel, including graphic t-shirts, tops, bottoms, sweaters, jeans, outerwear and accessories. Our “design-driven, merchant-modified” philosophy, in which our designers’ visions are refined by our merchants’ understanding of the current market for our products, helps to ensure that our merchandise styles reflect the latest trends while not becoming too fashion-forward for our customers’ tastes. Much of our merchandise features our brands’ logos. We believe that both our Aéropostale and Jimmy’Z logo apparel appeals to our young customers and reinforces our brand image.

Merchandising and Planning.  Our merchandising organization, together with our planning organization, determines the quantities of units needed for each product category. By monitoring sales of each style and color and employing our flexible sourcing capabilities, we are able to adjust our merchandise assortments to capitalize upon emerging trends.

Sourcing

We seek to employ a sourcing strategy that expedites our speed to market and allows us to respond quickly to our customers’ preferences. We believe that we have developed strong relationships with our vendors, some of who rely upon us for a significant portion of their overall business.

During fiscal 2007, we sourced approximately 69% of our merchandise from our top five merchandise vendors. Most of our vendors maintain sourcing offices in the United States, with the majority of their production factories located in Europe, Asia and Central America. In an effort to minimize currency risk, all payments to our vendors and sourcing agents are made in U.S. dollars. We engage a third party independent contractor to visit the production facilities that supply us with our products. This independent contractor assesses the compliance of the facility with, among other things, local and United States labor laws and regulations as well as fair trade and business practices.

During fiscal 2007, we ceased doing business with South Bay Apparel Inc., previously one of our largest suppliers of graphic T-shirts and fleece. We have replaced this business both with new vendors and our existing vendor base (see Note 6 to the Notes to Consolidated Financial Statements for a further discussion).

Marketing and Advertising

We utilize numerous initiatives to increase our brand recognition and communicate our merchandise assortment. We view our stores as the primary means to communicate our message and provide our brand experience. Our marketing efforts are focused on in-store communications, promotions and internal as well as external advertising. We expand, test and modify our marketing efforts based on focus groups, surveys and consumer feedback.

We believe that the enthusiasm and commitment of our store-level employees is a key element in enhancing our brand with our target customers. We also view the use of our logo on our merchandise as a means for expanding our brand awareness and visibility. We market in-store with large images in the store-front windows and at the checkout area, information alongside product displays and other touch points such as handouts and shopping bags. We also invest in select external advertising during key selling periods. Our advertisements appear in publications and in malls and on the radio on a regional basis. Periodically, we also partner with select third parties such as magazines, television shows and musical bands, to create marketing programs which we believe will be appealing to our customers.

Our website, www.aeropostale.com supports all of our internet marketing and promotional initiatives and also offers a large portion of our merchandise assortment for purchase. We maintain a database of our customers and send emails and distribute information on special offers and promotions on a frequent basis.

Distribution

We maintain two distribution centers to process merchandise and to warehouse inventory needed to replenish our stores. We lease a 315,000 square foot distribution center facility in South River, New Jersey. We also lease a second distribution facility in Ontario, California with 360,000 square feet of space that began operations in September 2007.

The staffing and management of both distribution facilities are outsourced to a third party provider that operates each distribution facility and processes our merchandise. This third party provider employs personnel represented by a labor union. There have been no work stoppages or disruptions since the inception of our relationship with this third party provider in 1991, and we believe that the third party provider has a good relationship with its employees. In addition, we outsource the shipment of our merchandise through third party transportation providers. These third parties ship our merchandise from our distribution facilities to our stores.

We continue to invest in systems and automation to improve processing efficiencies, automate functions that were previously performed manually and to support our store growth. Our distribution facilities utilize automated sortation materials handling equipment to receive, process and ship goods to our stores. These facilities also serve our other warehousing needs, such as storage of new store merchandise, floor set merchandise and packaging supplies.

All of our products destined for our Canada stores are first shipped to the United States and processed through our distribution centers. We have engaged a third party to assist us in recapturing certain duties and tariffs which we paid on these goods.

Information Systems

Our management information systems provide a full range of retail, financial and merchandising applications. We utilize industry specific software systems to provide various functions related to:

•	point-of-sale;

•	inventory management;

•	supply chain;

•	planning and replenishment; and

•	financial reporting.

We continue to invest in technology to align our systems with our business requirements and to support our continuing growth. In the past year we invested in, among other things, a roll-out across all of our stores of a new point-of-sale system and the development of a new merchandise allocation system. We plan to continue to invest strategically in our infrastructure in the future.

Trademarks

We own, through our wholly owned subsidiary, Aéropostale West, Inc., a Delaware corporation, federal trademark registrations in the U.S. Patent and Trademark Office for our principal marks AÉROPOSTALE®, AÉRO®, 87® and other related marks for clothing, a variety of accessories, including sunglasses, belts, socks and hats, and as a service mark for retail clothing stores, as well as state registrations for these marks. We also have certain registrations pending for trademarks and service marks for clothing, retail stores and online services. Additionally, we have applied for or have already obtained a registration for the AÉROPOSTALE and related marks in over 60 foreign countries. We plan to continue this focus on expanding our international registrations of our marks in the future.

In 2004, we acquired the rights to and existing registrations for the JIMMY’Z® and Woody Car Design brand and marks in the United States and Canada for clothing and related goods and services. We have also made further filings for the JIMMY’Z and Woody Car Design marks for use in the United States and Canada that are pending.

We regard our trademarks and other proprietary intellectual property as valuable assets of the Company that we continually maintain and protect.

Competition

The teen apparel market is highly competitive. We compete with a wide variety of retailers including other specialty stores, department stores, mail order retailers and mass merchandisers. Specifically, we compete with other teen apparel retailers including, but not limited to, American Eagle Outfitters®, Hollister®, Old Navy®, Pacific Sunwear®, and Tween Brands®. Stores in our sector compete primarily on the basis of design, price, quality, service and selection.

Many of our competitors are considerably larger and have substantially greater financing, marketing, and other resources. We cannot assure you that we will be able to compete successfully in the future, particularly in geographic locations that represent new markets for us.

Employees

As of February 2, 2008, we employed 3,210 full-time and 7,945 part-time employees. We employed 500 of our employees at our corporate offices and in the field, and 10,655 at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

Seasonality

Our business is highly seasonal, and historically we have realized a significant portion of our sales, net income and cash flows in the second half of the year, attributable to the impact of the back-to-school selling season in the third quarter, and the holiday selling season in the fourth quarter. As a result, our working capital requirements fluctuate during the year, increasing in mid-summer in anticipation of the third and fourth quarters. Our business is also subject, at certain times, to calendar shifts which may occur during key selling times such as school holidays, Easter and regional fluctuations in the calendar during the back-to-school selling season.

Available Information

We maintain an internet website, www.aeropostale.com, through which access is available to our annual reports on Form 10-K, quarterly reports on Form 10-Q, Proxy Statements and current reports on Form 8-K, and all amendments of these reports filed, or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, after they are filed with the Securities and Exchange Commission.

Our Corporate Governance Guidelines and the charters for our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee may also be found on our internet website at www.aeropostale.com. In addition, our website contains the Charter for our Lead Independent Director and Code

of Business Conduct and Ethics, which is our code of ethics and conduct for our directors, officers and employees. Any waivers to our Code of Business Conduct and Ethics will be promptly disclosed on our website.

In fiscal 2007, our Chief Executive Officer certified, in accordance with section 303.12(a) of the NYSE Listed Company Manual, that he was not aware of any violation by us of the NYSE’s corporate governance listing standards as of the date of such certification.

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

Our retail store operations may be adversely affected by unfavorable local, regional or national economic conditions.

Our business is sensitive to consumer spending patterns and preferences. Various economic conditions affect the level of spending on the merchandise we offer, including general business conditions, interest rates, taxation, fuel costs, the availability of consumer credit and consumer confidence in future economic conditions. Accordingly, consumer purchases of discretionary items and retail products, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. Therefore, our growth, sales and profitability may be adversely affected by unfavorable economic conditions on a local, regional or national level.

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

Trade restrictions such as increased tariffs or quotas, or both, could affect the importation of apparel generally and increase the cost and reduce the supply of merchandise available to us. Much of our merchandise is sourced directly from foreign vendors in Europe, Asia and Central America. In addition, many of our domestic vendors maintain production facilities overseas. Some of these facilities are also located in regions that may be affected by political instability that could cause a disruption in trade. Any reduction in merchandise available to us or any increase in its cost due to tariffs, quotas or local political issues could have a material adverse effect on our results of operations. If manufacturing costs were to rise significantly, our business may be adversely affected.

We rely on a small number of vendors to supply a significant amount of our merchandise.

During fiscal 2007, we sourced approximately 69% of our merchandise from our top five merchandise vendors. During fiscal 2006, we sourced approximately 66% of our merchandise from our top five merchandise vendors. Our relationships with our suppliers generally are not on a long-term contractual basis and do not provide assurances on a long-term basis as to adequate supply, quality or acceptable pricing. Most of our suppliers could discontinue selling to us at any time. If one or more of our significant suppliers were to sever their relationship with us, we may not be able to obtain replacement products in a timely manner, which would have a material adverse effect on our sales, financial condition and results of operations.

Our business could suffer as a result of a manufacturer’s inability to produce merchandise on time and to our specifications.

We do not own or operate any manufacturing facilities and therefore we depend upon independent third parties to manufacture all of our merchandise. We utilize both domestic and international manufacturers to produce our merchandise. The inability of a manufacturer to ship orders in a timely manner or meet our quality standards could cause delivery date requirements to be missed, which could result in lost sales. In addition, if manufacturing costs were to rise significantly, our business may be adversely affected.

Our ability to attract customers to our stores depends heavily on the success of the shopping malls in which we are located.

In order to generate customer traffic, we must locate our stores in prominent locations within successful shopping malls. We cannot control the development of new shopping malls, the availability or cost of appropriate locations within existing or new shopping malls, or the success of individual shopping malls. A significant decrease in shopping mall traffic could have a material adverse effect on our results of operations.

Failure of new business concepts would have a negative effect on our results of operations.

We expect that the introduction of new brand concepts and other business opportunities will play an important role in our overall growth strategy. The operation of any new retail concept, including our Jimmy’Z concept, is subject to numerous risks, including unanticipated operating problems, lack of prior experience, lack of customer acceptance, new vendor relationships, competition from existing and new retailers, and could also be a diversion of management’s attention from our core Aéropostale business. For example, the Jimmy’Z concept involves, among other things, implementation of a retail apparel concept which is subject to many of the same risks as Aéropostale, as well as additional risks inherent with a more fashion-driven concept, including risks of difficulty in merchandising, uncertainty of customer acceptance, fluctuations in fashion trends and customer tastes, as well as the attendant markdown risks. Risks inherent in any new concept are particularly acute with respect to Jimmy’Z because this is the first significant new venture by us, and the nature of the Jimmy’Z business differs in certain respects from that of our core Aéropostale business. There can be no assurance that the Jimmy’Z stores will achieve sales and profitability levels justifying our investments in this business. Consolidated net income included net losses from our Jimmy’Z subsidiary of $12.4 million, or $0.17 per diluted share (includes asset impairment charges discussed below of $5.7 million after-tax, or $0.08 per diluted share) for fiscal 2007, $6.7 million, or $0.08 per diluted share for fiscal 2006 and $4.7 million, or $0.06 per diluted share for fiscal 2005.

We periodically evaluate the need to recognize impairment losses relating to long-lived assets. After the completion of the fiscal 2007 holiday season, which represented the largest quarterly sales and profit contribution for the year, we determined that each of our fourteen Jimmy’Z stores would not be able to recover the carrying value of the store property and equipment through expected cash flows over the remaining life of the related assets. As a result, we recorded asset impairment charges of $9.0 million ($5.7 million after-tax, or $0.08 per diluted share), in the fourth quarter of fiscal 2007 related to our Jimmy’Z store concept. In the event we were to decide to exit this business in the future, or close any or all of these stores, we may be required to record additional inventory impairment, lease termination charges, and severance and other charges.

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

Our foreign sources of production may not always be reliable, which may result in a disruption in the flow of new merchandise to our stores.

The large majority of the merchandise we purchase is manufactured overseas. We do not have any long-term merchandise supply contracts with our vendors and the imports of our merchandise by our vendors are subject to existing or potential duties, tariffs and quotas. We also face a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) enhanced security measures at United States ports, which could delay delivery of goods; (iii) imposition of new legislation relating to import quotas that may limit the quantity of goods which may be imported into the United States from countries in a region within which we do business; (iv) imposition of additional or greater duties, taxes, and other charges on imports; (v) delayed receipt or non-delivery of goods due to the failure of our vendors to comply with applicable import regulations; and (vi) delayed receipt or non-delivery of goods due to unexpected or significant port congestion at United States ports. Any inability on our part to rely on our vendors and our foreign sources of production due to any of the factors listed above could have a material adverse effect on our business, financial condition and results of operations.

Our growth strategy relies on the continued addition of a significant number of new stores each year, which could strain our resources and cause the performance of our existing stores to suffer.

Our growth will largely depend on our ability to open and operate new stores successfully. We opened 88 Aéropostale stores in fiscal 2007, 74 Aéropostale stores in fiscal 2006 and 105 Aéropostale and 14 Jimmy’Z stores in fiscal 2005. We plan to open approximately 85 new Aéropostale stores in fiscal 2008, including approximately 15 new stores in Canada and our first three new stores in Puerto Rico. We expect to continue to open new stores in the future. We also anticipate remodeling a portion of our existing Aéropostale store base at the appropriate times. To the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in previously existing stores in those same markets.

Our continued expansion plan is dependent on a number of factors which, if not implemented, could delay or prevent the successful opening of new stores and penetration into new markets.

Unless we continue to do the following, we may be unable to open new stores successfully and, in turn, our continued growth would be impaired:

•	identify suitable markets and sites for new store locations;

•	negotiate acceptable lease terms;

•	hire, train and retain competent store personnel;

•	foster current relationships and develop new relationships with vendors that are capable of supplying a greater volume of merchandise;

•	manage inventory and distribution effectively to meet the needs of new and existing stores on a timely basis;

•	expand our infrastructure to accommodate growth; and

•	generate sufficient operating cash flows or secure adequate capital on commercially reasonable terms to fund our expansion plans.

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

Our key executive officers have substantial experience and expertise in the retail industry and have made significant contributions to the growth and success of our brands. The unexpected loss of the services of one or more of these individuals could adversely affect us. Specifically, if we were to lose the services of Julian R. Geiger, our Chairman and Chief Executive Officer or Mindy C. Meads, our President and Chief Merchandising Officer, our business could be adversely affected. In addition, any significant departures by senior executives or other key performers in the Company could adversely affect our operations.

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

During fiscal 2007, we opened 12 Aéropostale stores in Canada, and we plan to open approximately 15 additional new Canadian stores during fiscal 2008. There can be no assurance that we will be able to address in a timely fashion the risks of operating stores in foreign countries, such as governmental requirements over merchandise importation, employment, taxation and multi-lingual requirements. Additionally, since entering Canada, we will have to continue to obtain suitable store locations, hire personnel, establish distribution methods, and advertise our brand and its distinguishing characteristics to consumers who may not be familiar with them. There can be no assurance that we will be able to open and operate new stores in Canada on a timely and profitable basis. The costs associated with opening these new stores in Canada may negatively affect our profitability.

Our net sales and inventory levels fluctuate on a seasonal basis.

Our net sales and net income are disproportionately higher from August through January each year due to increased sales from back-to-school and holiday shopping. Sales during this period cannot be used as an accurate indicator for our annual results. Our net sales and net income from February through July are typically lower due to, in part, the traditional retail slowdown immediately following the winter holiday season. Any significant decrease in sales during the back-to-school and winter holiday seasons would have a material adverse effect on our financial condition and results of operations. In addition, in order to prepare for the back-to-school and holiday shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other parts of the year. Any unanticipated decrease in demand for our products during these peak shopping seasons could require us to sell excess inventory at a substantial markdown, which could reduce our net sales and gross margins and negatively impact our profitability. Additionally, our business is also subject, at certain times, to calendar shifts which may occur during key selling times such as school holidays, Easter and regional fluctuations in the calendar during the back-to-school selling season.

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

We believe that our key trademarks AÉROPOSTALE®, AERO® and 87® are integral to our logo-driven design strategy. We have obtained federal registrations of these trademarks in the United States and have applied for or obtained registrations in most foreign countries in which our vendors are located, as well as elsewhere. We use these trademarks in many constantly changing designs and logos even though we have not applied to register every variation or combination thereof for adult clothing. We also believe that the JIMMY’Z and Woody Car Design marks may become a part of our future growth strategy. We have acquired federal registrations in the United States and in Canada and have expanded the scope of our filings in the United States Patent and Trademark Office for a greater number of apparel and accessory categories. There can be no assurance that the registrations we own and have obtained will prevent the imitation of our products or infringement of our intellectual property rights by others. If any third party imitates our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected. Because we have not registered the AERO mark in all forms and categories and have not registered the “AÉROPOSTALE”, “JIMMY’Z” and Woody Car Design marks in all categories or in all foreign countries in which we now or may in the future source or offer our merchandise, international expansion and our merchandising of non-apparel products using these marks could be limited.

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

Any disruption of our distribution activities could have a material adverse impact on our business.

We operate two distribution facilities, one in South River, New Jersey, and the other in Ontario, California. These distribution centers manage collectively the receipt, storage, sortation, packaging and distribution of our merchandise to all of our stores. Any significant interruption in the operation of either of our distribution centers due to natural disasters, accidents, system failures, economic and weather conditions, demographic and population changes or other unforeseen events and circumstances could have a material adverse effect on our business, financial condition and results of operations.

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

We lease 89,000 square feet of office space at 112 West 34th Street in New York, New York. The facility is used as our corporate headquarters and for our design, sourcing and production teams. This lease expires in 2016.

We also lease 40,000 square feet of office space at 201 Willowbrook Boulevard in Wayne, New Jersey. This facility is used as administrative offices for finance, operations and information systems personnel. This lease expires in 2012, but provides us with a 5 year option to extend at the end of the initial term.

In addition, we lease a 315,000 square foot distribution and warehouse facility in South River, New Jersey. This lease expires in 2016. We also lease a second 360,000 square foot distribution facility in Ontario, California and began operating this distribution center in September 2007. This lease expires in 2015. These facilities are used to warehouse inventory needed to replenish and back-stock all of our stores, as well as to serve our general warehousing needs.

Item 3.	Legal Proceedings

On January 15, 2008, we learned that the Securities and Exchange Commission (the “SEC”) had issued a formal order of investigation with respect to matters arising from those events disclosed in our Form 8-K, dated November 8, 2006, which resulted from the activities of Christopher L. Finazzo, our former Executive Vice President and Chief Merchandising Officer. The SEC’s investigation is a non-public, fact-finding inquiry to determine whether any violations of law have occurred. We are cooperating fully with the SEC in its investigation.

On November 30, 2007, we entered into an agreement (the “Agreement”) with Mr. Finazzo settling disputes between us. Pursuant to the terms of the Agreement, Mr. Finazzo has paid us $5.0 million, and in turn, we paid Mr. Finazzo, simultaneously with his payment to the Company, approximately $0.9 million, which represented the value of Mr. Finazzo’s benefits under our Supplemental Executive Retirement Plan.

We are also party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ARO”. The following table sets forth the range of high and low sales prices of our common stock as reported on the New York Stock Exchange since January 29, 2006. The stock prices below have been revised to reflect a three-for-two stock split effected in August 2007.

	Market Price
	High	Low

Fiscal 2007
4th quarter	$29.03	$21.88
3rd quarter	24.35	18.37
2nd quarter	31.65	23.77
1st quarter	28.97	23.34
Fiscal 2006
4th quarter	$24.51	$18.63
3rd quarter	20.40	14.28
2nd quarter	21.77	15.84
1st quarter	20.75	18.81

As of March 20, 2008, there were 60 stockholders of record. However, when including others holding shares in broker accounts under street name, we estimate the shareholder base at approximately 36,444.

PERFORMANCE GRAPH

The following graph shows the changes, for the period commencing January 31, 2003 and ended February 1, 2008 (the last trading day during fiscal 2007), in the value of $100 invested in shares of our common stock, the Standard & Poor’s MidCap 400 Composite Stock Price Index (the “S&P MidCap 400 Index”) and the Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail Index”). The plotted points represent the closing price on the last trading day of the fiscal year indicated.

CUMULATIVE TOTAL RETURN
Based upon an initial investment of $100 on January 31, 2003 with dividends reinvested

	Jan-03	Jan-04	Jan-05	Jan-06	Jan-07	Jan-08
Aéropostale Inc.	$100	$246	$343	$373	$444	$521
S&P 400	$100	$143	$159	$194	$209	$205
S&P Apparel Retail	$100	$132	$161	$153	$176	$168

Copyright© 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

We have not paid a dividend on our common stock during our last three fiscal years, and we do not have any current intention to pay a dividend on our common stock.

We repurchase our common stock from time to time under a stock repurchase program. On November 12, 2007, our Board of Directors approved a $250.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $600.0 million. We used a portion of this authorization to execute an Accelerated Share Repurchase program to repurchase $125.0 million of our common shares (see Note 13 to the Notes to Consolidated Financial Statements). The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. Our purchases of treasury stock for the fourth quarter of fiscal 2007 and remaining availability pursuant to our share repurchase program were as follows:

				Approximate Dollar
	Total Number		Total Number of	Value of Shares
	of Shares		Shares Purchased	that may yet be
	(or Units)	Average	as Part of Publicly	Purchased Under the
	Purchased	Price Paid	Announced Plans	Plans or Programs
Period	(a)	per Share	or Programs	(b)(c)
				(In thousands)

November 4 to December 1, 2007	4,414,310	$26.11	4,414,310	$143,486
December 2 to January 5, 2008	—	—	—	$143,486
January 6 to February 2, 2008	372,449	$26.11	372,449	$133,760

Total	4,786,759	$26.11	4,786,759

(a)	On November 12, 2007, our Board of Directors approved a $250.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $600.0 million.

(b)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

(c)	Includes additional $250.0 million of repurchase availability that was approved on November 12, 2007.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our consolidated financial statements and other financial information appearing elsewhere in this document:

	Fiscal Year Ended
	February 2,	February 3,	January 28,	January 29,	January 31,
	2008(1)	2007(2)(3)	2006	2005	2004
	(In thousands, except per share and store data)

Statements of Income Data:
Net sales	$1,590,883	$1,413,208	$1,204,347	$964,212	$734,868

Gross profit, as a percent of sales	34.8%	32.2%	30.1%	33.2%	31.3%
SG&A, as a percent of sales	21.7%	20.5%	18.9%	19.1%	19.3%
Net income, as a percent of sales	8.2%	7.5%	7.0%	8.7%	7.4%

Net income	$129,197	$106,647	$83,954	$84,112	$54,254

Diluted earnings per common share	$1.73	$1.32	$1.00	$0.98	$0.62

Selected Operating Data:
Number of stores open at end of period	828	742	671	561	459
Comparable store sales increase	3.3%	2.0%	3.5%	8.7%	6.6%
Comparable average unit retail change	(2.5)%	3.0%	(8.0)%	(2.2)%	(2.3)%
Average net sales (in thousands)	$1,932	$1,924	$1,890	$1,849	$1,728
Average square footage per store	3,546	3,540	3,537	3,512	3,511
Net sales per average square foot	$545	$543	$534	$526	$491

	As of
	February 2,	February 3,	January 28,	January 29,	January 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data:
Working capital	$87,300	$233,995	$212,986	$182,493	$140,879
Total assets	514,169	581,164	503,951	405,819	307,048
Redeemable preferred stock	—	—	—	—	—
Total debt	—	—	—	—	—
Retained earnings	543,911	414,916	308,269	224,315	140,203
Total stockholder’s equity	197,276	312,116	284,790	238,251	185,693
Cash dividends declared per common share	—	—	—	—	—

Per share amounts have been restated to reflect the three-for-two splits of our common stock that were affected in August 2007 and April 2004.

(1)	Includes gift card breakage income of $7.7 million ($4.8 million, after tax, or $0.07 per diluted share), other operating income of $4.1 million ($2.6 million, after tax, or $0.04 per diluted share) as a result of an agreement with our former Executive Vice President and Chief Merchandising Officer, partially offset by an asset impairment charge of $9.0 million ($5.7 million, after tax, or $0.08 per diluted share).

(2)	Includes $7.4 million ($4.5 million, after tax, or $0.05 per diluted share), net of professional fees, representing concessions, primarily from South Bay Apparel Inc., to us for prior purchases of merchandise and other operating income of $2.1 million ($1.3 million, after tax, or $0.02 per diluted share) from the resolution of a dispute with a vendor regarding the enforcement of our intellectual property rights.

(3)	53 week fiscal year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations Introduction

Aéropostale, Inc. is a mall-based specialty retailer of casual apparel and accessories. Our target customers are both young women and young men from age 14 to 17, and we provide our customers with a selection of high-quality, active-oriented, fashion basic merchandise at compelling values in a high-energy store environment. We maintain control over our proprietary brand by designing and sourcing all of our own merchandise. Our products can be purchased in our stores, which sell Aéropostale merchandise exclusively and on-line through our e-commerce website, www.aeropostale.com. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18 to 25. As of February 2, 2008, we operated 828 stores, consisting of 802 Aéropostale stores in 47 states, 12 Aéropostale stores in Canada, and 14 Jimmy’Z stores in 11 states, in addition to www.aeropostale.com, our e-commerce site (see the section “Growth Strategy” in Item I of this report for a further discussion).

Our fiscal year ends on the Saturday nearest to January 31. Fiscal 2007 was the 52-week period ended February 2, 2008, fiscal 2006 was the 53-week period ended February 3, 2007 and fiscal 2005 was the 52-week period ended January 28, 2006. Fiscal 2008 will be the 52-week period ending January 31, 2009.

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

Overview

We achieved net sales of $1.591 billion during fiscal 2007 (52 weeks), an increase of $177.7 million or 12.6% from fiscal 2006 (53 weeks). Net sales for the fourth quarter of fiscal 2007 included $7.7 million of sales related to our initial recognition of gift card breakage. Gross profit, as a percentage of net sales, increased by 2.6 percentage points for fiscal 2007, primarily due to a 2.8 percentage point increase in merchandise margin. Selling, general and administrative expense, or SG&A, as a percentage of net sales, increased by 1.2 percentage points in fiscal 2007. We recorded asset impairment charges of $9.0 million during the fourth quarter related to our Jimmy’Z stores. Other operating income of $4.1 million in fiscal 2007 was the result of an agreement with our former Executive Vice President and Chief Merchandising Officer. Interest income decreased by $0.5 million in fiscal 2007 due primarily to an increase in share repurchases. The effective tax rate was 38.2% for fiscal 2007, compared with 39.0% for fiscal 2006. Net income for fiscal 2007 was $129.2 million, or $1.73 per diluted share, compared with net income of $106.6 million, or $1.32 per diluted share, for fiscal 2006.

As of February 2, 2008, we had working capital of $87.3 million, cash and cash equivalents of $111.9 million, no short-term investments and no third party debt outstanding. Merchandise inventories increased by 20% on a square foot basis as of February 2, 2008 compared to last year. Cash flows from operating activities were $171.1 million for fiscal 2007. We operated 828 total stores as of February 2, 2008, an increase of 11.6% from the same period last year.

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Net sales (in millions)	$1,590.9	$1,413.2	$1,204.3
Total store count at end of period	828	742	671
Comparable store count at end of period	734	664	550
Net sales growth	12.6%	17.3%	24.9%
Comparable store sales growth	3.3%	2.0%	3.5%
Comparable average unit retail change	(2.5)%	3.0%	(8.0)%
Comparable units per sales transaction change	2.4%	(1.5)%	1.8%
Comparable sales transaction growth	3.4%	0.5%	10.4%
Net sales per average square foot	$545	$543	$534
Average net sales (in thousands)	$1,932	$1,924	$1,890
Gross profit (in millions)	$553.2	$455.4	$362.5
Income from operations (in millions)	$202.5	$167.8	$135.4
Diluted earnings per share	$1.73	$1.32	$1.00
Average square footage growth	10%	14%	22%
Increase in total inventory at end of period	35%	10%	13%
Change in inventory per square foot at end of period	20%	0%	(6)%
Percentages of net sales by category
Women’s	61%	60%	61%
Men’s	25%	25%	25%
Accessories	14%	15%	14%

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales. We also use this information to evaluate the performance of our business:

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Gross profit	34.8	32.2	30.1
SG&A	21.7	20.5	18.9
Asset impairment charges	0.6	—	—
Other operating income	0.3	0.2	—
Income from operations	12.8	11.9	11.2
Interest income, net	0.4	0.5	0.3
Income before income taxes	13.2	12.4	11.5
Income taxes	5.0	4.9	4.5

Net income	8.2%	7.5%	7.0%

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

Net sales increased by $177.7 million, or by 12.6% in fiscal 2007 (52 weeks), as compared to fiscal 2006 (53 weeks). This increase was due to average square footage growth of 10.3%, as well as an increase in comparable store sales. Comparable store sales increased by $43.8 million, or by 3.3%, reflecting comparable store sales increases in our young men’s and women’s categories and a slight decrease in our accessories category. The comparable store sales increase reflected a 2.4% increase in units per sales transaction, a 3.4% increase in the number of sales transactions, and a 2.5% decrease in average unit retail. The decrease in the average unit retail reflected lower pricing in certain categories, in addition to a shift in sales mix. Non-comparable store sales increased by $126.1 million, or by 8.7%, primarily due to 86 more stores open at the end of fiscal 2007 versus fiscal 2006. Net sales for the fourth quarter of fiscal 2007 also included $7.7 million of sales related to our initial recognition of gift card breakage, of which $5.9 million related to gift cards issued in periods prior to fiscal 2007 (see Note 1 to the Notes to Consolidated Financial Statements for a further discussion).

Net sales increased by $208.9 million, or by 17.3% in fiscal 2006 (53 weeks), as compared to fiscal 2005 (52 weeks). Average square footage growth of 14% drove the net sales increase, as well as an increase in comparable store sales. Comparable store sales increased by $22.6 million, or by 2.0%, reflecting comparable store sales increases in our young men’s and accessories categories and a slight decrease in our young women’s category. The comparable store sales increase reflected a 3.0% increase in average unit retail, a 0.5% increase in the number of sales transactions, and a 1.5% decrease in units per sales transaction. The increase in the average unit retail reflected lower promotional activity. Non-comparable store sales increased by $186.3 million, or by 14.3%, primarily due to 71 more stores open at the end of fiscal 2006 versus fiscal 2005. The fifty-third week accounted for $16.4 million of the net sales increase during fiscal 2006.

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

Gross profit, as a percentage of net sales, increased by 2.6 percentage points in fiscal 2007. This increase was due to a 2.8 percentage point increase in merchandise margin, primarily from lower unit costs from graphic tee shirts and improved levels and composition of our merchandise assortment. This increase was partially offset by a 0.2 percentage point increase in depreciation, primarily as a result of store growth and strategic investments, and occupancy costs.

Gross profit, as a percentage of net sales, increased by 2.1 percentage points in fiscal 2006, primarily due to a 2.5 percentage point increase in merchandise margin, and partially offset by a 0.4 percentage point increase in depreciation, primarily as a result of store growth and strategic investments, and occupancy costs. Merchandise margin for fiscal 2006 was favorably impacted by $7.4 million, or by 0.5 percentage points, of vendor concessions, primarily from an agreement with South Bay Apparel, Inc. (see Note 6 to the Notes to Consolidated Financial Statements for a further discussion). The remaining increase in merchandise margin was primarily due to decreased promotional activity.

SG&A

SG&A includes costs related to selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, information technology maintenance costs and expenses, insurance and legal expenses, store pre-opening and other corporate expenses, and e-commerce shipping expenses. Store pre-opening expenses include store payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.

SG&A increased by $56.1 million, or by 1.2 percentage points, as a percentage of net sales, during fiscal 2007. The increase in SG&A was largely due to a $26.7 million increase in store-line expenses. The remainder of the increase was due to higher store transaction costs and store operations costs of $13.4 million resulting primarily from new store growth and increased sales. The balance of the increase in SG&A was primarily due to a $13.8 million increase in corporate expenses consisting of higher incentive compensation of $4.9 million, stock-based compensation of $3.5 million, and other corporate expenses of $5.4 million. The SG&A increase during fiscal 2007, as a percentage of net sales, was primarily due to a 0.5 percentage point increase in store-line expenses, primarily resulting from increased payroll due to minimum wage increases and loss prevention initiatives; a 0.5 percentage point increase in corporate incentive and stock-based compensation; and a 0.4 percentage point increase in e-commerce expenses, resulting from growth in related sales.

SG&A increased by $62.7 million, or by 1.6 percentage points, as a percentage of net sales, during fiscal 2006. The increase in SG&A was due largely to a $28.0 million increase in payroll and benefits, consisting primarily of store payroll from new store growth. The remainder of the increase was predominantly due to increased store transaction costs of $8.8 million, resulting from both sales growth and new store growth, a $7.4 million increase in incentive compensation, a $5.9 million increase in marketing costs and a $4.1 million increase in stock-based compensation, primarily as a result of the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”) (see Note 11 to the Notes to Consolidated Financial Statements for a further discussion). The SG&A increase during fiscal 2006, as a percentage of net sales, was primarily due to a 0.5 percentage point increase in incentive compensation, a 0.3 percentage point increase in both stock-based compensation and marketing costs, and a 0.2 percentage point increase in store payroll.

Other Operating Income

We recognized $4.1 million in net other operating income during the fourth quarter of 2007 as a result of an agreement with our former Executive Vice President and Chief Merchandising Officer (see Note 6 to the Notes to Consolidated Financial Statements for a further discussion).

We recognized $2.1 million in other operating income during the second quarter of fiscal 2006 in connection with the resolution of a dispute with a vendor regarding the enforcement of our intellectual property rights.

Interest Income

Interest income, net of interest expense, decreased by $0.5 million in fiscal 2007. The decrease was primarily due to cash used for share repurchases of $266.7 million during 2007, including the ASR in the fourth quarter of 2007 (see below under Financing Activities for a further discussion).

Interest income, net of interest expense, increased by $3.4 million in fiscal 2006. Increases in interest rates and increases in cash and cash equivalents, together with short-term investments, were the primary drivers of the increase in net interest income. Cash and cash equivalents, together with short-term investments, increased by $51.0 million at the end of fiscal 2006.

Income Taxes

Our effective tax rate was 38.2% for fiscal 2007, compared to 39.0% for fiscal 2006, and 39.6% for fiscal 2005. The decrease in the effective tax rate during fiscal 2007 is primarily due to favorable state tax accrual adjustments. The decrease in the effective income tax rate during fiscal 2006 was primarily due to a decrease in certain net permanent differences. The tax rate for fiscal 2008 is estimated to approximate 40.0%.

Net Income and Earnings Per Share

Net income was $129.2 million, or $1.73 per diluted share, for fiscal 2007, compared with net income of $106.6 million, or $1.32 per diluted share, for fiscal 2006 and net income of $84.0 million, or $1.00 per diluted share, for fiscal 2005.

Net income for fiscal 2007 was favorably impacted by $7.7 million ($4.8 million after-tax, or $0.07 per diluted share), resulting from our initial recognition of gift card breakage (see Note 1 to the Notes to Consolidated Financial Statements for a further discussion). Net income for fiscal 2007 was also favorably impacted by $4.1 million

($2.6 million after-tax, or $0.04 per diluted share), from the above mentioned other operating income. The asset impairment charges unfavorably impacted net income for fiscal 2007 by $9.0 million ($5.7 million after-tax, or $0.08 per diluted share) (see Note 5 to the Notes to Consolidated Financial Statements for a further discussion).

Net income for fiscal 2006 was favorably impacted by $7.4 million ($4.5 million after-tax, or $0.05 per diluted share), resulting from the recognition of vendor concessions, primarily from an agreement with South Bay Apparel, Inc. (see Note 6 to the Notes to Consolidated Financial Statements for a further discussion). Net income for fiscal 2006 was also favorably impacted by $2.1 million ($1.3 million after-tax, or $0.02 per diluted share), from the above mentioned other operating income. The previously discussed adoption of SFAS No. 123(R) unfavorably impacted net income for fiscal 2006 by $2.2 million, or $0.03 per diluted share.

Consolidated net income included net losses from our Jimmy’Z subsidiary of $12.4 million, or $0.17 per diluted share, for fiscal 2007 (includes above mentioned asset impairment charges of $5.7 million after-tax, or $0.08 per diluted share), compared with net losses of $6.7 million, or $0.08 per diluted share, for fiscal 2006 and $4.7 million, or $0.06 per diluted share, for fiscal 2005.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement and enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents and our credit facility. In addition, on November 13, 2007, we amended and restated our revolving credit facility (the “New Credit Facility”) with Bank of America, N.A. (“Bank of America”), which expanded our availability from a maximum of $75.0 million to $150.0 million (see Note 9 to the Notes to Consolidated Financial Statements). A portion of the availability under the New Credit Facility was used to fund the ASR to repurchase $125.0 million of our common shares (see Note 13 to the Notes to Consolidated Financial Statements). At February 2, 2008, we had working capital of $87.3 million and cash and cash equivalents of $111.9 million.

The following table sets forth our cash flows for the period indicated (in thousands):

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Net cash provided by operating activities	$171,081	$177,445	$144,384
Net cash used for investing activities	(6,083)	(101,135)	(2,102)
Net cash used for financing activities	(253,153)	(81,481)	(43,175)
Effect of exchange rate changes	18	—	—

Net (decrease) increase in cash and cash equivalents	$(88,137)	$(5,171)	$99,107

Operating Activities

Cash flows from operating activities, our principal form of liquidity on a full-year basis, decreased by $6.4 million in fiscal 2007 and increased by $33.1 million in fiscal 2006, as compared to the prior fiscal year. The primary components of cash flows from operations for fiscal 2007 included an increase in net income, as adjusted for depreciation and amortization and other non-cash items, of $41.5 million. This increase was more than offset by an increase in cash used for accrued expenses, which resulted from the timing of income tax payments.

In accordance with the provisions of SFAS No. 123 (R), excess tax benefits from stock-based compensation of $5.5 million and $7.6 million were reported as a financing activity for fiscal 2007 and fiscal 2006, respectively. Excess tax benefits from stock-based compensation of $4.8 million in fiscal 2005 was reported as an operating activity.

The primary components of cash flows from operations for fiscal 2006 were net income, as adjusted for non-cash items, of $119.9 million, tenant allowances received from landlords of $13.4 million, and excess tax benefits from stock-based compensation of $7.6 million. The primary components of cash flows from operations for fiscal 2005 were net income, as adjusted for non-cash items, of $111.8 million, tenant allowances received from landlords of $21.1 million, and excess tax benefits from stock-based compensation of $4.8 million.

Working capital decreased to $87.3 million at February 2, 2008 from $234.0 million at February 3, 2007 primarily due to the increase in stock repurchases in fiscal 2007 (see below for further discussion). Total inventories increased by 20% on a square foot basis as of February 2, 2008 compared to last year. This increase was due to a change in the timing of our floor-sets, primarily resulting from an earlier Easter holiday in 2008.

Investing Activities

We invested $82.3 million in capital expenditures in fiscal 2007, primarily for the construction of 88 new Aéropostale stores, to remodel seven existing stores, to complete the rollout of upgraded point of sale systems to our store chain, to open a second distribution center and for certain other information technology investments. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and other strategic investments. We plan to invest approximately $80.0 million in capital expenditures in fiscal 2008. These plans include investments of approximately $50.0 million to open approximately 85 new Aéropostale stores in our new store format including approximately 15 in Canada and our first three new stores in Puerto Rico. Capital expenditure plans also include approximately $10.0 million to remodel approximately 18 existing stores to our new store format and approximately $20.0 million for other initiatives.

We had no short-term investments at February 2, 2008. We had $76.2 million in short-term investments as of February 3, 2007, consisting of auction rate debt and preferred stock securities. These securities were all sold during fiscal 2007.

Financing Activities

We repurchase our common stock from time to time under a stock repurchase program. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward. During fiscal 2007, including the ASR program, we repurchased 11.7 million shares of our common stock for $266.7 million, as compared to 4.7 million shares for $91.4 million during fiscal 2006 and 2.7 million shares for $44.5 million during fiscal 2005.

On November 12, 2007, our Board of Directors approved a $250.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $600.0 million. We used a portion of the additional authorization to immediately execute an ASR program to repurchase $125.0 million of common shares as described below.

On November 13, 2007, we entered into a confirmation agreement with Bank of America. Pursuant to the ASR, Bank of America purchased shares of our common stock in the open market during the fourth quarter of fiscal 2007. The final number of shares repurchased by Bank of America under the ASR amounted to 4,786,759, which was based upon the volume weighted average share price of our common shares over the term of the ASR. The ASR was subject to collar provisions that established the minimum and maximum price for the shares, which in turn determined the final number of shares repurchased under the ASR. The initial price of the shares purchased by us from Bank of America was subject to a price adjustment based on the volume weighted average price of the shares during this period. The ASR transaction was completed on January 11, 2008.

With the latest increase in repurchase authorization, and after taking into account the $125.0 million ASR, total Company share repurchases since inception of the program are $466.2 million. Accordingly, we have approximately $133.8 million of repurchase authorization remaining under our share repurchase program as of February 2, 2008.

On November 13, 2007, we entered into an amended and restated revolving credit facility with Bank of America, N.A., as Lender which expanded availability from a maximum of $75.0 million to $150.0 million (the “New Credit Facility”). The New Credit Facility provides for a $150.0 million revolving credit line. The New Credit Facility is available for working capital and general corporate purposes, including the repurchase of our capital stock and for our capital expenditures. A portion of the availability under the New Credit Facility was used to fund our ASR to repurchase $125.0 million of our common shares. The New Credit Facility is scheduled to expire on November 13, 2012. At November 13, 2007, we had $31.3 million outstanding under the New Credit Facility that was repaid in full on November 27, 2007 (see Note 9 to the Notes to Consolidated Financial Statements for a further discussion, including covenants and events of default).

Inflation

We do not believe that our sales revenue or operating results have been materially impacted by inflation during the past three fiscal years. There can be no assurance, however, that our sales revenue or operating results will not be impacted by inflation in the future.

Contractual Obligations

The following table summarizes our contractual obligations as of February 2, 2008:

	Payments Due by Period
		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Contractual Obligations:
Operating leases	$591,344	$87,104	$169,935	$148,639	$185,666
Employment agreements	22,609	3,225	19,384	—	—
Liabilities for uncertain tax positions	7,805	7,805	—	—	—
Event sponsorship and advertising agreement	2,521	2,521	—	—	—

Total contractual obligations	$624,279	$100,655	$189,319	$148,639	$185,666

The operating leases included in the above table do not include contingent rent based upon sales volume, which represented approximately 16% of minimum lease obligations in fiscal 2007, or variable costs such as maintenance, insurance and taxes, which represented approximately 75% of minimum lease obligations in fiscal 2007.

Our open purchase orders are cancelable without penalty and are therefore not included in the above table.

In addition to the above table, we project making a benefit payment of approximately $14.6 million from our supplementary executive retirement plan in 2010, which reflects expected future service, and assumes retirement at age 65 (see Note 12 to the Notes to Consolidated Financial Statements for a further discussion).

There were no financial guarantees outstanding as of February 2, 2008. We had no commercial commitments outstanding as of February 2, 2008.

Effective at the beginning of the first quarter of 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as described in Note 11 to the Notes to Consolidated Financial Statements. Our total liabilities for unrecognized tax benefits were $11.5 million at February 2, 2008. We cannot make a reasonable estimate of the amount and period of related future payments for $3.7 million of these liabilities. Therefore these liabilities were not included in the above table.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, we are not a party to any material off-balance sheet financing arrangements. We have not created, and are not a party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of February 2, 2008, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies have been discussed in Note 1 of the Notes to Consolidated Financial Statements. In applying such policies, management must use significant estimates that are based on its informed judgment. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

Merchandise Inventory

Merchandise inventory consists of finished goods and is valued utilizing the cost method at lower of cost or market on a weighted-average basis. We use estimates during interim periods to record a provision for inventory shortage. We also make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We believe that the carrying value of merchandise inventory is appropriate as of February 2, 2008. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A 10% difference in our estimate of inventory at the lower of cost or market as of February 2, 2008 would have impacted net income by $0.8 million for the fiscal year ended February 2, 2008.

Defined Benefit Pension Plans

We maintain a Supplemental Executive Retirement Plan, or SERP, which is a non-qualified defined benefit plan for certain officers. The plan is non-contributory, is not funded and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers, and this cost is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. We believe that these assumptions have been appropriate and that, based on these assumptions, the SERP liability of $17.8 million is appropriately stated as of February 2, 2008. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. If we had changed the expected discount rate by 0.5% in 2007, pension expense would have changed by less than $50,000. We adopted Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”) during fiscal 2006.

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

In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, we would write the asset down to fair value and we would record an impairment charge. Accordingly, we recorded an asset impairment charge of $9.0 million related to our Jimmy’Z stores during fiscal 2007 (see Note 5 to the Notes to Consolidated Financial Statements for a further discussion). We believe that the carrying values of finite-lived assets, and their useful lives, are appropriate as of February 2, 2008. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements.

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. We consider accounting for income taxes critical to our operations because management is required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets.

Effective at the beginning of the first quarter of fiscal 2007, we adopted FIN 48. This interpretation clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements (see Note 14 to the Notes to Consolidated Financial Statements).

Recent Accounting Developments

See the section “Recent Accounting Developments” included in Note 1 in the Notes to Consolidated Financial Statements for a discussion of recent accounting developments and their impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

At November 13, 2007, we had $31.3 million outstanding under the New Credit Facility that was repaid in full on November 27, 2007. Prior to November 13, 2007 we had no outstanding borrowings under the Prior Credit Facility since November 2002. In addition, we had no stand-by or commercial letters of credit issued under the New Credit Facility. To the extent that we may borrow pursuant to the New Credit Facility in the future, we may be exposed to market risk related to interest rate fluctuations.

We are exposed to foreign currency risk as a result of entering the Canadian market in July 2007. We are subject to changes in the foreign currency exchange rates in the Canadian dollar, which could impact our financial condition. Foreign exchange risk arises from our exposure to fluctuation in foreign currency exchange rates because our reporting currency is the U.S. dollar. We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars. We do not hedge our exposure to this currency exchange fluctuation. A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $1.8 million in our net investment, which would be recorded in other comprehensive income as an unrealized gain or loss.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Aéropostale, Inc.:

We have audited the accompanying consolidated balance sheets of Aéropostale, Inc. and its subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 2, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2008 and February 3, 2007, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Notes to Consolidated Financial Statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective February 4, 2007. Also, as discussed in Note 1 to the Notes to Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, relating to the recognition and related disclosure provisions, effective February 3, 2007. Also, as discussed in Note 1 to the Notes to Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, as revised, effective January 29, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
April 1, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Aéropostale, Inc.:

We have audited the internal control over financial reporting of Aéropostale, Inc. and its subsidiaries (“the Company”) as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained in all material respects effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 2, 2008, of the Company and our report dated April 1, 2008, expressed an unqualified opinion on those financial statements and the financial statement schedule and includes an explanatory paragraph relating to the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective February 4, 2007.

/s/ Deloitte & Touche LLP

New York, New York
April 1, 2008

AÉROPOSTALE, INC.

CONSOLIDATED BALANCE SHEETS

	February 2,	February 3,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$111,927	$200,064
Short-term investments	—	76,223
Merchandise inventory	136,488	101,476
Prepaid expenses	13,604	12,175
Deferred income taxes	12,961	1,185
Other current assets	9,707	7,670

Total current assets	284,687	398,793
Fixtures, equipment and improvements — net	213,831	175,591
Intangible assets	—	1,400
Deferred income taxes	13,073	3,784
Other assets	2,578	1,596

Total assets	$514,169	$581,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,369	$63,918
Accrued expenses	98,018	100,880

Total current liabilities	197,387	164,798
Deferred rent and tenant allowances	96,888	88,344
Retirement benefit plan liabilities	18,919	15,906
Uncertain tax contingency liabilities	3,699	—
Commitments and contingent liabilities
Stockholders’ equity
Common stock — par value, $0.01 per share; 200,000 shares authorized, 89,908 and 88,998 shares issued	899	890
Preferred stock — par value, $0.01 per share; 5,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	124,052	101,132
Other comprehensive loss	(4,650)	(5,274)
Retained earnings	543,911	414,916
Treasury stock at cost (23,224 and 11,531 shares)	(466,936)	(199,548)

Total stockholders’ equity	197,276	312,116

Total liabilities and stockholders’ equity	$514,169	$581,164

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands, except per share data)

Net sales	$1,590,883	$1,413,208	$1,204,347
Cost of sales (includes certain buying, occupancy and warehousing expenses)	1,037,680	957,791	841,872

Gross profit	553,203	455,417	362,475
Selling, general and administrative expenses	345,805	289,736	227,044
Asset impairment charges	9,023	—	—
Other operating income	4,078	2,085	—

Income from operations	202,453	167,766	135,431
Interest income	6,550	7,064	3,670

Income before income taxes	209,003	174,830	139,101
Income taxes	79,806	68,183	55,147

Net income	$129,197	$106,647	$83,954

Basic earnings per common share	$1.74	$1.33	$1.02

Diluted earnings per common share	$1.73	$1.32	$1.00

Weighted average basic shares	74,315	79,928	82,491

Weighted average diluted shares	74,846	80,637	83,906

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

Net income	$129,197	$106,647	$83,954
Minimum pension liability (net of tax of $229, $69, and $494)	(582)	110	(740)
Foreign currency translation adjustment	1,206	—	—

Comprehensive income	$129,821	$106,757	$83,214

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Treasury		Accumulated
			Additional		Stock,		Other
	Common Stock		Paid-in	Deferred	at Cost		Comprehensive	Retained
	Shares	Amount	Capital	Compensation	Shares	Amount	Loss	Earnings	Total
	(In thousands)

BALANCE, JANUARY 30, 2005	87,173	$871	$78,779	$(1,271)	(4,124)	$(63,626)	$(817)	$224,315	$238,251
Net income	—	—	—	—	—	—	—	83,954	83,954
Stock options exercised	715	8	1,335	—	—	—	—	—	1,343
Excess tax benefit from Stock-based compensation	—	—	4,759	—	—	—	—	—	4,759
Repurchase of common stock	—	—	—	—	(2,698)	(44,518)	—	—	(44,518)
Net issuance of non-vested stock	—	—	3,047	(3,047)	—	—	—	—	—
Stock-based compensation	—	—	—	1,741	—	—	—	—	1,741
Vesting of stock	9	—	—	—	—	—	—	—	—
Minimum pension liability (net of tax of $494)	—	—	—	—	—	—	(740)	—	(740)

BALANCE, JANUARY 28, 2006	87,897	879	87,920	(2,577)	(6,822)	(108,144)	(1,557)	308,269	284,790
Net income	—	—	—	—	—	—	—	106,647	106,647
Stock options exercised	1,078	11	2,343	—	—	—	—	—	2,354
Minimum pension liability (net of tax of $69)	—	—	—	—	—	—	110	—	110
Adoption of SFAS No. 123(R)	—	—	(2,577)	2,577	—	—	—	—	—
Excess tax benefit from Stock-based compensation	—	—	7,568	—	—	—	—	—	7,568
Adoption of SFAS No. 158 (net of tax of $2,413)	—	—	—	—	—	—	(3,827)	—	(3,827)
Repurchase of common stock	—	—	—	—	(4,709)	(91,404)	—	—	(91,404)
Stock-based compensation	—	—	5,878	—	—	—	—	—	5,878
Vesting of stock	23	—	—	—	—	—	—	—	—

BALANCE, FEBRUARY 3, 2007	88,998	890	101,132	—	(11,531)	(199,548)	(5,274)	414,916	312,116
Net income	—	—	—	—	—	—	—	129,197	129,197
Stock options exercised	805	8	8,020	—	—	—	—	—	8,028
Minimum pension liability (net of tax of $229)	—	—	—	—	—	—	(582)	—	(582)
Excess tax benefit from Stock-based compensation	—	—	5,519	—	—	—	—	—	5,519
Adoption of FIN 48	—	—	—	—	—	—	—	(202)	(202)
Repurchase of common stock	—	—	—	—	(11,665)	(266,692)	—	—	(266,692)
Stock-based compensation	—	—	9,381	—	—	—	—	—	9,381
Foreign currency translation adjustment	—	—	—	—	—	—	1,206	—	1,206
Vesting of stock	105	1	—	—	(28)	(696)	—	—	(695)

BALANCE, FEBRUARY 2, 2008	89,908	$899	$124,052	$—	(23,224)	$(466,936)	$(4,650)	$543,911	$197,276

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
		(In thousands)

Cash Flows Provided by Operating Activities
Net income	$129,197	$106,647	$83,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,756	30,029	22,347
Stock-based compensation	9,381	5,878	1,741
Amortization of tenant allowances and above market leases	(10,315)	(9,195)	(7,756)
Amortization of deferred rent expense	2,427	2,333	3,716
Pension expense	2,202	2,246	1,672
Deferred income taxes	(12,990)	(10,474)	6,100
Asset impairment charges	9,023	—	—
Excess tax benefits from stock-based compensation	(5,519)	(7,568)	—
Other	1,217	—	—
Changes in operating assets and liabilities:
Merchandise inventory	(35,002)	(9,568)	(10,670)
Prepaid expenses and other assets	(4,447)	2,646	(7,059)
Accounts payable	35,451	6,753	12,307
Accrued expenses and other liabilities	13,700	57,718	38,032

Net cash provided by operating activities	171,081	177,445	144,384

Cash Flows Used for Investing Activities
Capital expenditures	(82,306)	(44,949)	(58,289)
Purchase of short-term investments	(313,572)	(513,909)	(310,901)
Proceeds from sale of short-term investments	389,795	457,723	367,088

Net cash used for investing activities	(6,083)	(101,135)	(2,102)

Cash Flows Used for Financing Activities
Purchase of treasury stock	(266,692)	(91,403)	(44,518)
Borrowings under revolving credit facility	31,300	—	—
Repayments under revolving credit facility	(31,300)	—	—
Proceeds from stock options exercised	8,020	2,354	1,343
Excess tax benefits from stock-based compensation	5,519	7,568	—

Net cash used for financing activities	(253,153)	(81,481)	(43,175)

Effect of exchange rate changes	18	—	—

Net (Decrease) Increase in Cash and Cash Equivalents	(88,137)	(5,171)	99,107
Cash and Cash Equivalents, Beginning of Year	200,064	205,235	106,128

Cash and Cash Equivalents, End of Year	$111,927	$200,064	$205,235

Supplemental Disclosures of Cash Flow Information:
Interest paid	$110	$—	$—

Income taxes paid	$102,051	$48,352	$37,274

Excess tax benefit from stock-based compensation included in change in accrued expenses and other liabilities	$—	$—	$4,759

Non-cash operating and investing activities	$313	$1,984	$1,541

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Organization

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated or unless the context otherwise requires. We are a mall-based specialty retailer of casual apparel and accessories for young women and men. As of February 2, 2008, we operated 828 stores, consisting of 802 Aéropostale stores in 47 states, 12 Aéropostale stores in Canada, and 14 Jimmy’Z stores in 11 states.

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31. Fiscal 2007 was the 52-week period ended February 2, 2008, fiscal 2006 was the 53-week period ended February 3, 2007 and fiscal 2005 was the 52-week period ended January 28, 2006. Fiscal 2008 will be the 52-week period ending January 31, 2009.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimated.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of our Canadian subsidiary have been translated into United States dollars by translating balance sheet accounts at year-end exchange rates and statement of operations accounts at average exchange rates for the year. Foreign currency translation gains and losses are reflected in the equity section of our consolidated balance sheet in Accumulated Other Comprehensive Loss and are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada. The balance of the unrealized foreign currency translation gain included in Accumulated Other Comprehensive Loss was $1.2 million as of February 2, 2008. Foreign currency transaction gains and losses are charged or credited to earnings as incurred.

Cash Equivalents

We include credit card receivables and all short-term investments with an original maturity of three months or less in cash and cash equivalents.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, short-term investments, receivables, and accounts payable approximates their carrying value due to their short-term maturities.

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Merchandise Inventory

Merchandise inventory consists of finished goods and is valued utilizing the cost method at the lower of cost or market determined on a weighted-average basis. Merchandise inventory includes warehousing, freight, merchandise and design costs as an inventory product cost. We make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We recorded adjustments to inventory and cost of sales for lower of cost or market of $8.1 million as of February 2, 2008, $8.0 million as of February 3, 2007, and $7.4 million as of January 28, 2006.

Fixtures, Equipment and Improvements

Fixtures, equipment and improvements are stated at cost. Depreciation and amortization are provided for by the straight-line method over the following estimated useful lives:

Fixtures and equipment	10 years
Leasehold improvements	Lesser of 10 years or lease term
Computer equipment and software	5 years

Evaluation for Long-Lived Asset Impairment

We periodically evaluate the need to recognize impairment losses relating to long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”). Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, we estimate the future undiscounted cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, we write the asset down to fair value and we record an impairment charge, accordingly. We recorded impairment charges of $9.0 million in fiscal 2007 related to our Jimmy’Z stores (see note 5 for a further discussion).

Pre-Opening Expenses

New store pre-opening costs are expensed as they are incurred.

Leases

Rent expense under our operating leases typically provide for fixed non-contingent rent escalations. Rent payments under our store leases typically commence when the store opens. These leases include a pre-opening period that allows us to take possession of the property to construct the store. We recognize rent expense on a straight-line basis over the non-cancelable term of each individual underlying lease, commencing when we take possession of the property (see note 15 for a further discussion).

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

Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores, and at the time our e-commerce customers take possession of merchandise. Allowances for sales returns are recorded as a reduction of net sales in the periods in

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which the related sales are recognized. Also included in sales revenue is shipping revenue from our e-commerce customers.

Gift Cards

We sell gift cards to our customers in our retail stores, through our Web site, and through select third parties. We do not charge administrative fees on unused gift cards and our gift cards do not have an expiration date. We recognize income from gift cards when the gift card is redeemed by the customer. In addition, in the fourth quarter of fiscal 2007, we relieved our legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction. We therefore determined that the likelihood of certain gift cards being redeemed by the customer was remote, based upon historical redemption patterns of gift cards. For those gift cards that we determined redemption to be remote, we reversed our liability, and recorded gift card breakage income of $7.7 million in net sales in the fourth quarter of fiscal 2007. Of this amount, $5.9 million related to gift cards issued prior to fiscal 2007.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, include costs related to selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, information technology maintenance costs and expenses, insurance and legal expenses, store pre-opening and other corporate level expenses, and e-commerce shipping expenses. Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses. We recorded e-commerce shipping expenses of $5.0 million as of February 2, 2008, $2.6 million as of February 3, 2007, and $0.8 million as of January 28, 2006.

Self-Insurance

We self-insure our workers compensation risk and a portion of our employee medical benefits. The recorded liabilities for these risks are calculated primarily using historical experience and current information. The liabilities include amounts for actual claims and claims incurred but not yet reported.

Retirement Benefit Plans

Our retirement benefit plan costs are accounted for using actuarial valuations required by Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions (“SFAS No. 87”) and Statement of Financial Accounting Standards No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS No. 106”).

We adopted Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”), during fiscal 2006. SFAS No. 158 requires an entity to recognize the funded status of its defined pension plans on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive income, net of income taxes.

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketing Costs

Marketing costs, which includes e-commerce, print, radio and other media advertising and collegiate athletic conference sponsorships, are expensed at the point of first broadcast or distribution, and were $7.6 million in fiscal 2007, $11.3 million in fiscal 2006, and $6.8 million in fiscal 2005.

Stock-Based Compensation

On January 29, 2006, the first day of our 2006 fiscal year, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123(R)”), as interpreted by SEC Staff Accounting Bulletin No. 107. Under SFAS No. 123(R), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement. Prior to the adoption of SFAS No. 123(R), we accounted for stock options under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and, accordingly, did not recognize compensation expense in our consolidated financial statements.

Segment Reporting

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes standards for reporting information about a company’s operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We operate in a single aggregated operating segment, which includes the operation of our Aéropostale and Jimmy’Z specialty retail stores and our Aéropostale e-commerce site. Revenues from external customers are derived from merchandise sales and we do not rely on any major customers as a source of revenue. Our consolidated net sales mix by merchandise category was as follows:

	Fiscal
Merchandise Categories	2007	2006	2005

Young Women’s	61%	60%	61%
Young Men’s	25	25	25
Accessories	14	15	14

Total Merchandise Sales	100%	100%	100%

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. Effective at the beginning of the first quarter of fiscal 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded.

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Developments

In February 2008, the FASB issued FSP SFAS 157-2, “Effective Date for FASB Statement No. 157”. This FSP permits the delayed application of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company has chosen to adopt SFAS 157 in accordance with the guidance of FSP SFAS 157-2 as stated above.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued the Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R)’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. We expect that the adoption of SFAS No. 141(R) will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued the Statement of Financial Accounting Standards No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We expect that the adoption of SFAS No. 160 will not have a material impact on our consolidated financial statements.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110 to extend the use of “simplified method” for estimating the expected terms of “plain vanilla” employee stock options for the awards valuation. The method was initially allowed under SAB 107 in contemplation of the adoption of SFAS 123(R) to expense the compensation cost based on the grant date fair value of the award. SAB 110 does not provide an expiration date for the use of the method. However, as more external information about exercise behavior will be available over time, it is expected that this method will not be used when more relevant guidance is available (see note 11 for a further discussion).

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. We expect that the adoption of SFAS No. 159 will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute. This statement is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. We expect that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

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

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Short-Term Investments

As of February 2, 2008, we did not have any short-term investments. As of February 3, 2007, short-term investments consisted of auction rate debt and preferred stock securities. Auction rate securities are term securities earning income at a rate that is periodically reset, typically within 35 days, to reflect current market conditions through an auction process. These securities are classified as “available-for-sale” securities under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Accordingly, these short-term investments are recorded at fair-value, with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of tax. Investment income is included in interest income and was $4.0 million in fiscal 2007, $6.4 million in fiscal 2006, and $3.6 million in fiscal 2005. We sold all our short-term investments in auction rate debt and preferred stock securities during fiscal 2007.

4.	Supplier Risk Concentration

During fiscal 2007, we sourced approximately 69% of our merchandise from our top five merchandise vendors. During fiscal 2006, we sourced approximately 66% of our merchandise from our top five merchandise vendors. The loss of any of these sources could adversely impact our ability to operate our business. We ceased doing business with South Bay Apparel Inc., one of our largest suppliers of graphic T-shirts and fleece, in July 2007 (see note 6 for a further discussion). We have replaced this business both with new vendors and our existing vendor base.

5.	Asset Impairment

We launched our Jimmy’Z store concept in 2005 and operated fourteen Jimmy’Z stores as of February 2, 2008. These stores have had recurring losses since inception. After the completion of the fiscal 2007 holiday season, which represented the largest quarterly sales and profit contribution for the year, we reviewed the operating performance, and forecasts of future performance, of our fourteen Jimmy’Z stores. As a result of that review, we determined that each of these stores would not be able to recover the carrying value of the store property and equipment through expected undiscounted cash flows over the remaining life of the related assets. As a result, we reduced the carrying value of the assets to fair value, and recorded asset impairment charges of $9.0 million ($5.7 million after-tax, or $0.08 per diluted share), in the fourth quarter of fiscal 2007 related to our Jimmy’Z store concept. In the event we were to decide to exit this business in the future, or close any or all of these stores, we may be required to record additional inventory impairment, lease termination charges, and severance and other charges.

6.	Other Matters

On January 15, 2008, we learned that the SEC had issued a formal order of investigation with respect to matters arising from the activities of Christopher L. Finazzo, our former Executive Vice President and Chief Merchandising Officer, as discussed below. The SEC’s investigation is a non-public, fact-finding inquiry to determine whether any violations of law have occurred. We are cooperating fully with the SEC in its investigation.

On November 30, 2007, we entered into an agreement (the “Agreement”) with Mr. Finazzo settling disputes between us. In the fourth quarter of fiscal 2007, pursuant to the terms of the Agreement, Mr. Finazzo paid us $5.0 million and in turn, we paid to Mr. Finazzo approximately $0.9 million, which represented the value of Mr. Finazzo’s benefits under our Supplemental Executive Retirement Plan. We recorded net other operating income of approximately $4.1 million in the fourth quarter of fiscal 2007.

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 8, 2006, we announced that Mr. Finazzo had been terminated for cause, based upon information uncovered by management and after an independent investigation was conducted at the direction, and under the supervision, of a special committee of our Board of Directors. The investigation revealed that Mr. Finazzo:

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

South Bay Apparel, Inc. had been a vendor to us since 1996, providing apparel products including women’s and men’s graphic tee shirts, fleece and other tops. At least one affiliate of South Bay Apparel Inc., Inc. involved in this matter had received orders from us aggregating approximately $0.6 million during fiscal 2006 and approximately $1.0 million during fiscal 2005. We ceased doing business with this affiliate of South Bay Apparel Inc. during the fourth quarter of fiscal 2006.

Our management and our Board of Directors had no prior knowledge of any of these unauthorized activities by Mr. Finazzo, including the unauthorized Guaranty Agreement discussed above. On December 5, 2006, we entered into a Confirmatory Termination and Revocation Agreement with South Bay Apparel, Inc. and Tricot Richelieu, Inc., whereby all parties agreed that the Guaranty Agreement was thereby and had been permanently, irrevocably and absolutely terminated, revoked and expired in all respects. Therefore, the Guaranty Agreement was not recorded in the accompanying consolidated financial statements.

On December 5, 2006, we entered into an agreement with South Bay Apparel, Inc. and Douglas Dey, South Bay Apparel, Inc.’s President, whereby the parties resolved certain outstanding matters between them. As such, South Bay Apparel, Inc. paid us $8.0 million, representing (i) a concession of $7.1 million by South Bay Apparel, Inc. and Mr. Dey concerning prior purchases of merchandise by us, which was reflected as a reduction in the cost of merchandise in fiscal 2006, and (ii) reimbursement by South Bay Apparel, Inc. of $0.9 million, which offset professional fees that we incurred associated with the negotiation of the Agreement and the investigation of the underlying facts. In addition, South Bay Apparel, Inc. and Mr. Dey reduced the price of merchandise sold to us to a price that we believed represented fair value, based on costs of comparable merchandise. We also agreed to continue purchasing merchandise from South Bay Apparel, Inc. through July 2, 2007, the date the agreement terminated. As of February 2, 2008, there was no Aéropostale merchandise remaining at South Bay Apparel, Inc. Additionally, during fiscal 2007, we ceased doing business with South Bay Apparel Inc. We have replaced this business with both new vendors and our existing vendor base.

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

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Fixtures, Equipment and Improvements

Fixtures, equipment and improvements consist of the following (in thousands):

	February 2,	February 3,
	2008	2007

Leasehold improvements	$206,693	$160,428
Fixtures and equipment	92,297	77,739
Computer equipment and software	37,655	23,226
Construction in progress	2,330	1,915

	338,975	263,308
Less accumulated depreciation and amortization	125,144	87,717

	$213,831	$175,591

Depreciation and amortization expense was $36.8 million in fiscal 2007, $30.0 million in fiscal 2006, and $22.3 million in fiscal 2005.

8.	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	February 2,	February 3,
	2008	2007

Accrued compensation	$23,076	$15,553
Sales and use tax	3,991	4,369
Accrued rent	11,025	11,030
Accrued gift cards	16,965	19,290
Income taxes payable	27,401	37,802
Sales return liability	643	630
Payroll tax liabilities	2,658	1,549
Other	12,259	10,657

	$98,018	$100,880

9.	Revolving Credit Facility

On November 13, 2007, we entered into an amended and restated revolving credit facility with Bank of America, N.A. (“Bank of America”), as Lender which expanded availability from a maximum of $75.0 million to $150.0 million (the “New Credit Facility”). The New Credit Facility provides for a $150.0 million revolving credit line. The New Credit Facility is available for working capital and general corporate purposes, including the repurchase of our capital stock and for our capital expenditures. A portion of the availability under the New Credit Facility was used to fund our accelerated share repurchase program (“ASR”) to repurchase $125.0 million of our common shares (see note 13 for a further discussion). The New Credit Facility is scheduled to expire on November 13, 2012 and is guaranteed by all of our domestic subsidiaries (the “Guarantors”).

Loans under the New Credit Facility are secured by all of our assets and are guaranteed by the Guarantors. Upon the occurrence of a Cash Dominion Event (as defined in the New Credit Facility) among other limitations, our ability to borrow funds, make investments, pay dividends and repurchase shares of our common stock would be limited.

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The New Credit Facility replaces a maximum $75.0 million Loan and Security Agreement dated October 7, 2003, as amended by the First Amendment to the Loan and Security Agreement dated as of April 22, 2005, by and between us and Bank of America, as agent for the lenders party thereto (the “Prior Credit Facility”). The Prior Credit Facility, which was scheduled to expire in April 2010, was terminated concurrently with the entering into of the New Credit Facility

Except for the use of a portion of the credit under the New Loan Facility to fund our repurchase of shares as described below, as of the date hereof, we had no direct borrowings outstanding under the New Credit Facility. Direct borrowings under the New Credit Facility bear interest at a margin over either LIBOR or a Base Rate (as each such term is defined in the New Credit Facility).

The New Credit Facility also contains covenants that, subject to specified exceptions, restrict our ability to, among other things:

•	incur additional debt or encumber assets of the Company;

•	merge with or acquire other companies, liquidate or dissolve;

•	sell, transfer, lease or dispose of assets; and

•	make loans or guarantees.

Upon the occurrence of an event of default under the New Credit Facility, the lenders may cease making loans, terminate the New Credit Facility, and declare all amounts outstanding to be immediately due and payable. As of February 2, 2008, we were in compliance with all covenants.

Events of default under the New Credit Facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, institution of legal process or proceedings under federal, state or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the Lender will be entitled to take various actions, including the acceleration of amounts due there-under and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral. As of February 2, 2008, there were no events of default.

At November 13, 2007, we had $31.3 million outstanding under the New Credit Facility that was repaid in full on November 27, 2007. Prior to November 13, 2007, we had not had any outstanding borrowings under the Prior Credit Facility since November 2002. In addition, at February 2, 2008 we had no stand-by or commercial letters of credit issued under the New Credit Facility.

10.	Earnings Per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS No. 128”), basic earnings per share has been computed based upon the weighted average of common shares. Diluted earnings per share gives effect to outstanding stock options.

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per common share has been computed as follows (in thousands, except per share data):

	Fiscal
	2007	2006	2005

Net income	$129,197	$106,647	$83,954

Weighted average basic shares	74,315	79,928	82,491
Impact of dilutive securities	531	709	1,415

Weighted average diluted shares	74,846	80,637	83,906

Per common share:
Basic earnings per share	$1.74	$1.33	$1.02

Diluted earnings per share	$1.73	$1.32	$1.00

Options to purchase 511,000 shares in fiscal 2007, 629,000 shares in fiscal 2006, and 581,000 in fiscal 2005 were excluded from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

11.	Stock-Based Compensation

On January 29, 2006, the first day of our 2006 fiscal year, we adopted the provisions of SFAS No. 123(R). Under SFAS No. 123(R), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement. Previous to the adoption of SFAS No. 123(R), we accounted for stock options under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, did not recognize compensation expense in our consolidated financial statements. We adopted the modified prospective transition method provided under SFAS No. 123(R), and consequently, did not retroactively adjust results from prior periods.

We have stock option plans under which we may grant qualified and non-qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees. As of February 2, 2008, a total of 3,692,666 shares were available for future grant under our plans. Stock options may not be granted at less than the fair market value at the date of grant. Stock options generally vest over four years on a pro rata basis and expire after eight years. All outstanding stock options immediately vest upon change in control.

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

We determined expected volatilities based on median results of a peer group analysis of companies similar in size and financial leverage to us. We have elected to use the simplified method for estimating our expected term as allowed by SAB 107, and extended by SAB 110, to determine expected life. The risk-free rate is indexed to the five-year Treasury note interest at the date of grant and expected forfeiture rate is based on our historical forfeiture information.

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions for grants in the respective periods:

	Fiscal
	2007	2006	2005

Expected volatility	45%	50%	40%
Expected term	5.25 years	5.25 years	5 years
Risk-free interest rate	4.49%	4.86%	4.11%
Expected dividend yield	0%	0%	0%
Expected forfeiture rate	25%	20%	20%

The effects of applying SFAS No. 123(R) and the use of the Black-Scholes option-pricing model results in estimates that may not necessarily be indicative of future values.

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

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123(R) requires that cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for options exercised be classified as financing cash flows. Previously, all tax benefits from stock options had been reported as an operating activity. For fiscal 2007, net cash provided by operating activities, and net cash used for financing activities, was decreased by $5.5 million related to excess tax benefits realized from the exercise of stock options compared to $7.6 million for fiscal 2006.

Stock Options

The following tables summarize stock option transactions for common stock for fiscal 2007:

			Weighted-Average	Aggregate
		Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	(In thousands)		(In years)	(In millions)

Outstanding as of February 3, 2007	2,062	$13.97
Granted	591	$26.56
Exercised	(805)	$9.96
Cancelled	(189)	$21.18

Outstanding as of February 2, 2008	1,659	$19.58	5.59	$15.7

Exercisable as of February 2, 2008	539	$13.09	4.11	$8.6

We recognized $4.7 million in compensation expense related to stock options in fiscal 2007 and $3.7 million in fiscal 2006. The weighted-average grant-date fair value of options granted was $12.35 during fiscal 2007, $9.73 during fiscal 2006, and $8.89 during fiscal 2005. The intrinsic value of options exercised was $15.4 million in fiscal 2007, $19.3 million in fiscal 2006, and $12.0 million in fiscal 2005.

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize information regarding non-vested stock outstanding stock options as of February 2, 2008:

		Weighted Average
		Grant-Date
	Shares	Fair Value
	(In thousands)

Non-vested as of February 3, 2007	1,216	$8.86
Granted	591	$12.35
Vested	(503)	$8.14
Cancelled	(184)	$10.19

Non-vested as of February 2, 2008	1,120	$10.80

As of February 2, 2008, there was $7.8 million of total unrecognized compensation cost related to non-vested options that we expect to be recognized over the remaining weighted-average vesting period of 2.6 years. We expect to recognize $3.4 million of this cost in fiscal 2008, $2.5 million in fiscal 2009, $1.6 million in fiscal 2010, and $0.3 million in fiscal 2011. Based on our forfeiture experience, we expect that approximately 905,709 of the above non-vested options will vest.

Prior to fiscal 2006, no compensation expense was recognized for stock options. Had compensation cost for our stock option plans been determined consistent with SFAS No. 123(R), our net income and earnings per share for fiscal 2005 would have been reduced to the following pro forma amounts (in thousands, except per share data):

Fiscal
2005

Net income:
As reported	$83,954
Add: non-vested stock amortization, net of taxes	1,050
Less: total stock-based compensation expense determined under fair value method, net of taxes	(2,756)

Pro-forma	$82,248

Basic earnings per common share:
As reported	$1.02

Pro-forma	$1.00

Diluted earnings per common share:
As reported	$1.00

Pro-forma	$0.98

Non-Vested Stock

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

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes non-vested shares of stock outstanding at February 2, 2008:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
	(In thousands)

Outstanding as of February 3, 2007	457	$19.53
Granted	593	$26.39
Vested	(103)	$16.21
Cancelled	(40)	$21.32

Outstanding as of February 2, 2008	907	$24.31

Total compensation expense is being amortized over the vesting period. Compensation expense was $4.1 million for fiscal 2007, $2.2 million for fiscal 2006 and $1.7 million for fiscal 2005. As of February 2, 2008, there was $14.1 million of unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over the weighted average period of 1.4 years. In the fourth quarter of 2006, we recorded a reduction of a previously recorded compensation expense of $0.3 million, resulting from the termination for cause of our former Executive Vice President and Chief Merchandising Officer (see note 6 for a further discussion).

Performance Shares

Certain of our executives have been awarded performance shares, pursuant to performance shares agreements. The performance shares vest at the end of three years of continuous service with us, and the number of shares ultimately awarded are contingent upon meeting various cumulative consolidated earnings targets. Compensation cost for the performance shares assumes that the performance goals targets will be achieved. If the probability of achieving targets changes, compensation cost will be adjusted in the period that the probability of achievement changes.

The following table summarizes performance shares of stock outstanding at February 2, 2008:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
	(In thousands)

Outstanding as of February 3, 2007	—	—
Granted	84	$26.73
Vested	—	—
Cancelled	(8)	$26.73

Outstanding as of February 2, 2008	76	$26.73

Total compensation expense is being amortized over the vesting period. Compensation expense was $0.6 million for fiscal 2007, and none in both fiscal 2006 and fiscal 2005. As of February 2, 2008, there was $1.4 million of unrecognized compensation cost related to performance shares awards that is expected to be recognized over the weighted average period of 2.2 years.

12.	Retirement Benefit Plans

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements. Under the terms of the plan, employees may contribute up to 14% of gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants. We also have the option to make additional contributions. The terms of the

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan provide for vesting in our matching contributions to the plan over a five-year service period with 20% vesting after two years and 50% vesting after year three. Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after year five. Contribution expense was $0.7 million in fiscal 2007, $0.8 million in fiscal 2006 and $0.5 million in fiscal 2005.

We adopted SFAS No. 158 in fiscal 2006, which impacted our Supplemental Executive Retirement Plan (“SERP”), and our postretirement benefit plan. Since the full recognition of the funded status of an entity’s defined benefit pension plan is recorded on the balance sheet, an additional minimum liability (“AML”) is no longer recorded under SFAS No. 158. However, because the recognition provisions of SFAS No. 158 were adopted in fiscal 2006, we first measured and recorded changes to our previously recognized AML through other comprehensive income and then applied the recognition provisions of SFAS No. 158 through accumulated other comprehensive income to fully recognize the funded status of our defined benefit pension plans.

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

The following information about the SERP is provided below (in thousands):

	February 2,	February 3,
	2008	2007

CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of period	$15,147	$15,004
Service cost	534	492
Interest cost	901	932
Plan amendments	—	—
Actuarial (gain)/loss	1,248	(1,281)
Benefits paid	—	—
Settlements	—	—
Special termination benefits	—	—

Benefit obligation at end of period	$17,830	$15,147

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	—	—
Benefits paid	—	—
Settlements	—	—

Fair value of plan assets at end of period	$—	$—

Funded status at end of period	$(17,830)	$(15,147)

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	February 2,	February 3,
	2008	2007

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(17,830)	(15,147)

	$(17,830)	$(15,147)

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE INCOME:
Net loss	$8,108	$7,281
Prior service cost	907	981

Total	$9,015	$8,262

INFORMATION FOR PENSION PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS:
Projected benefit obligation	$17,830	$15,147
Accumulated benefit obligation	13,294	10,259
Fair value of plan assets	—	—

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension expense includes the following components (in thousands):

	Fiscal
	2007	2006	2005

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$534	$492	$421
Interest cost	901	932	732
Expected return on plan assets	—	—	—
Amortization of prior service cost	74	74	74
Amortization of net loss	421	568	550

Net periodic benefit cost	$1,930	$2,066	$1,777

OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE INCOME:
Net loss	$1,248	N/A
Prior service cost	—	N/A
Amortization of loss	(421)	N/A
Amortization of prior service cost	(74)	N/A
Change in Additional Minimum Liability prior to application of SFAS No. 158	N/A	(253)

Total recognized in other comprehensive income	$753	$(253)

Total recognized in net periodic benefit cost and other comprehensive income	$2,683	$1,813

WEIGHTED-AVERAGE ASSUMPTIONS USED:
Discount rate to determine benefit obligations	5.75%	5.75%	5.50%
Discount rate to determine net periodic pension cost	5.75%	5.50%	5.25%
Rate of compensation increase	4.50%	4.50%	4.50%

The discount rate was determined by matching a published set of zero coupon yields and associated durations to expected plan benefit payment streams to obtain an implicit internal rate of return.

We currently do not expect to make any contributions to the SERP in fiscal 2008. We project making a benefit payment of approximately $14.6 million in 2010, which reflects expected future service, and assumes retirement at age 65.

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management, with liabilities of $0.4 million as of February 2, 2008 and $0.2 million at February 3, 2007. The plan is a non-qualified, defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP. We will record annual monetary credits to each participant’s account based on compensation levels and years as a participant in the plan. Annual interest credits will be applied to the balance of each participant’s account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants’ accounts will be fully vested upon retirement after completing five years of service and attaining age 55.

We have a postretirement benefit plan for certain executives with liabilities of $0.7 million as of February 2, 2008 and $0.5 million at February 3, 2007.

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Stock Repurchase Program

We repurchase our common stock from time to time under a stock repurchase program. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward. During fiscal 2007, including the accelerated share repurchase program (“ASR”) described below, we repurchased 11.7 million shares of our common stock for $266.7 million, as compared to 4.7 million shares for $91.4 million during fiscal 2006 and 2.7 million shares for $44.5 million during fiscal 2005.

On November 12, 2007, our Board of Directors approved a $250.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $600.0 million. We used a portion of the additional authorization to immediately execute an ASR to repurchase $125.0 million of our common shares as described below.

On November 13, 2007, we entered into a confirmation agreement with Bank of America, N.A. Pursuant to the ASR, Bank of America purchased shares of our common stock in the open market during the fourth quarter of fiscal 2007. The final number of shares repurchased by Bank of America under the ASR amounted to 4,786,759, which was based upon the volume weighted average share price of our common shares over the term of the ASR. The ASR was subject to collar provisions that established the minimum and maximum price for the shares, which in turn determined the final number of shares repurchased under the ASR. The initial price of the shares purchased by us from Bank of America was subject to a price adjustment based on the volume weighted average price of the shares during this period. The ASR transaction was completed on January 11, 2008.

With the latest increase in repurchase authorization, and after taking into account the $125.0 million ASR, total Company share repurchases since inception of the program are $466.2 million. Accordingly, we have approximately $133.8 million of repurchase authorization remaining under our share repurchase program as of February 2, 2008.

14.	Income Taxes

The provision for income taxes consists of the following (in thousands):

	Fiscal
	2007	2006	2005

Current:
Federal	$77,489	$63,561	$39,360
State and local	15,227	15,096	9,687
Foreign	80	—	—

	92,796	78,657	49,047

Deferred:
Federal	(8,831)	(8,253)	5,026
State and local	(3,775)	(2,221)	1,074
Foreign	(384)	—	—

	(12,990)	(10,474)	6,100

	$79,806	$68,183	$55,147

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of the U.S. statutory tax rate with our effective tax rate is summarized as follows:

	Fiscal
	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
State income taxes, net of federal tax benefits	3.6	4.8	4.9
Other	(0.4)	(0.8)	(0.3)

Effective rate	38.2%	39.0%	39.6%

The components of the net deferred income tax assets are as follows (in thousands):

	February 2,	February 3,
	2008	2007

Current:
Inventory	$543	$1,094
Unredeemed gift cards	7,485	—
Other	4,933	91

	$12,961	$1,185

Non-current:
Furniture, equipment and improvements	$(6,677)	$(11,537)
Retirement benefit plan liabilities	7,172	6,124
Stock-based compensation	4,687	2,394
Deferred rent and tenant allowances	4,507	6,151
Net operating loss carry-forwards (“NOL’s”)	2,138	1,303
Valuation allowances for NOL’s	(462)	(651)
Other	1,708	—

	13,073	3,784

Net deferred income tax assets	$26,034	$4,969

As of February 2, 2008, we had approximately $34.4 million of NOL’s from certain states that were generated by our Jimmy’Z subsidiary and approximately $1.0 million of Canadian NOL’s generated by our Canadian subsidiary. These NOL’s will expire between 2010 and 2027. We have recorded valuation allowances against certain of the Jimmy’Z NOL’s. Subsequent recognition of these deferred tax assets that were previously reduced by valuation allowances would result in an income tax benefit in the period of such recognition.

The Company has not recognized any United States (“U.S.”) tax expense on undistributed foreign earnings since they are intended to be indefinitely reinvested outside of the U.S.

On February 4, 2007, the first day of our 2007 fiscal year, we adopted FIN No. 48, which clarifies the accounting and disclosure for uncertainty in income taxes. As a result of the adoption, we recorded a decrease to beginning retained earnings of approximately $0.2 million and increased our net liabilities for uncertain tax positions and related interest and penalties by a corresponding amount. As of the adoption date, we recorded liabilities of $10.7 million for uncertain tax positions, which includes interest and penalties. Also as of the adoption date, we recorded deferred tax assets of $7.9 million for federal and, if applicable, state benefits related to the uncertain tax positions. Net uncertain tax positions of $2.8 million as of the adoption date, and $2.4 million as of

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 2, 2008, which is inclusive of interest and penalties, would favorably impact our effective tax rate if these net liabilities were reversed.

We recognize interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense. As of the adoption date, the total amount of accrued interest and penalties was $1.7 million before federal and, if applicable, state effect. We recorded approximately $0.2 million in additional interest and penalties, before federal and, if applicable, state tax effect in fiscal 2007.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”). This FSP amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. There is no impact to the Company’s financial statements in connection with the adoption of this guidance.

Below is a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits relating to uncertain tax positions, which are recorded in our Consolidated Balance Sheet.

Unrecognized
Tax Benefits
(In thousands)

Balance at February 3, 2007	$8,956
Increases due to tax positions related to prior years	94
Increases due to tax positions related to current year	448
Increases due to settlements with taxing authorities	286
Decreases due to tax positions related to prior years	(78)
Decreases due to lapse of statute of limitations	(112)

Balance at February 2, 2008	$9,594

We file income tax returns in the U.S. federal jurisdiction and in various states. Our U.S. federal filings for the years 2002 through 2005 were under examination and we reached agreement with the IRS in the fourth quarter of fiscal 2007. We have paid approximately $7.7 million relating to this examination in the first quarter of fiscal 2008. This liability is included in the above balance of uncertain tax position liabilities at February 2, 2008, and is included in accrued expenses on our consolidated balance sheet. The examination liability related to the timing of taxable revenue from non-redeemed gift cards. For state tax purposes, our 2003 through 2006 tax years remain open for examination by the tax authorities under a four-year statute of limitations. However, certain states may keep their statute open for six to ten years.

15.	Commitments and Contingencies

We are committed under non-cancelable leases for our entire store, distribution centers and office space locations, which generally provide for minimum rent plus additional increases in real estate taxes, certain operating expenses, etc. Certain leases also require contingent rent based on sales.

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate minimum annual rent commitments as of February 2, 2008 are as follows (in thousands):

Due in Fiscal Year	Total

2008	$87,104
2009	87,006
2010	82,929
2011	77,901
2012	70,738
Thereafter	185,666

Total	$591,344

Rental expense consists of the following (in thousands):

	Fiscal
	2007	2006	2005

Minimum rentals for stores	$77,640	$69,733	$60,110
Contingent rentals	13,384	12,164	10,376
Office space rentals	2,819	2,255	1,367
Distribution centers rentals	3,080	1,539	1,410

Employment Agreements — As of February 2, 2008, we had outstanding employment agreements with certain members of our senior management totaling $22.6 million. These employment agreements expire at the end of fiscal 2009 through March 2010, except for the employment agreement with our Chairman and Chief Executive Officer, which expires at the end of fiscal 2010.

Legal Proceedings — On January 15, 2008, the Company learned that the SEC had issued a formal order of investigation with respect to matters arising from the activities of Christopher L. Finazzo, our former Executive Vice President and Chief Merchandising Officer. The SEC’s investigation is a non-public, fact-finding inquiry to determine whether any violations of law have occurred. The Company is cooperating fully with the SEC in its investigation.

On November 30, 2007, the Company entered into an agreement (the “Agreement”) with Mr. Finazzo settling disputes between them. Pursuant to the terms of the Agreement, Mr. Finazzo has paid the Company $5.0 million, and in turn, the Company paid Mr. Finazzo, simultaneously with his payment to the Company, approximately $0.9 million, which represented the value of Mr. Finazzo’s benefits under the Company’s Supplemental Executive Retirement Plan.

We are also party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results of operations or cash flows.

Event Sponsorship and Advertising Agreements — We are a party to event sponsorship and advertising agreements with remaining payment obligations of $2.5 million in fiscal 2008.

Guarantees — We had no financial guarantees outstanding at February 2, 2008. We had no commercial commitments outstanding as of February 2, 2008.

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information (in thousands, except per share amounts):

	13 Weeks Ended
	May 5,	August 4,	November 3,	February 2,
	2007	2007	2007	2008
				(1)

Fiscal 2007
Net sales	$275,782	$311,236	$412,576	$591,289
Gross profit	88,703	96,878	143,844	223,778
Net income	13,752	14,702	36,008	64,735
Basic earnings per share	0.18	0.19	0.48	0.96
Diluted earnings per share	0.18	0.19	0.48	0.95

	13 Weeks Ended			14 Weeks Ended
	April 29,	July 29,	October 28,	February 3,
	2006	2006	2006	2007
		(2)		(3)

Fiscal 2006
Net sales	$246,292	$274,624	$385,455	$506,837
Gross profit	70,478	72,576	123,599	188,764
Net income	8,363	8,423	32,570	57,291
Basic earnings per share	0.10	0.10	0.41	0.73
Diluted earnings per share	0.10	0.10	0.41	0.72

(1)	— Includes gift card breakage income of $7.7 million ($4.8 million, after tax, or $0.06 per diluted share), other operating income of $4.1 million ($2.6 million, after tax, or $0.04 per diluted share) as a result of an agreement with our former Executive Vice President and Chief Merchandising Officer, partially offset by an asset impairment charge of $9.0 million ($5.7 million, after tax, or $0.08 per diluted share).

(2)	— Includes other operating income of $2.1 million ($1.3 million, after tax, or $0.02 per diluted share) from the resolution of a dispute with a vendor regarding the enforcement of our intellectual property rights.

(3)	— Includes $7.4 million ($4.5 million, after tax, or $0.05 per diluted share), net of professional fees, representing concessions, primarily from South Bay Apparel Inc., to us for prior purchases of merchandise.

Item 9.	Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 2, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment, our management believes that, as of February 2, 2008, our internal control over financial reporting is effective.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our fiscal year ended February 2, 2008, our disclosure controls and procedures are effective.

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

Equity Compensation Plan Information

The following table provides certain information, as of February 2, 2008, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of restricted shares granted to employees, consultants or members of our Board of Directors, under our two existing equity compensation plans, the Aéropostale, Inc. 1998 Stock Option Plan and the Aéropostale, Inc. 2002 Long-Term Incentive Plan.

Number of Securities
Remaining Available
		Weighted-Average	for Future Issuance
	Number of Securities to	Exercise Price of	Under Equity
	be Issued Upon Exercise	Outstanding	Compensation Plans
	of Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights	and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,641,605	$21.41	3,692,666
Equity compensation plans not approved by security holders	—	—	—

Total	2,641,605	$21.41	3,692,666

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1.	The financial statements listed in the “Index to Consolidated Financial Statements” at page 27 are filed as a part of this Annual Report on Form 10-K

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

 3. Exhibits included or incorporated herein:

See Exhibit Index

EXHIBIT INDEX

Exhibit
No.	Description

3.1	Form of Amended and Restated Certificate of Incorporation.(1)
3.2	Form of Amended and Restated By-Laws.(1)
4.1	Specimen Common Stock Certificate.(1)
10.1	Aéropostale, Inc. 1998 Stock Option Plan.(1)
10.2	Aéropostale, Inc. 2002 Long-Term Incentive Plan.(1)
10.3	Employment Agreement, dated as of February 1, 2007, between Aéropostale, Inc. and Michael J. Cunningham.(2)
10.4	Employment Agreement, dated as of February 1, 2007, between Aéropostale, Inc. and Thomas P. Johnson.(2)
10.5	Employment Agreement, dated as of February 1, 2007, between Aéropostale, Inc. and Olivera Lazic-Zangas.(3)
10.6	Employment Agreement, dated as of February 1, 2007, between Aéropostale, Inc. and Mindy Meads.(4)
10.7	Second Amended and Restated Loan and Security Agreement, dated November 13, 2007, by and between Bank of America, N.A. and Aéropostale, Inc.(5)
10.8	Collared Forward Repurchase Agreement, dated November 12, 2007, by and between Bank of America, N.A. and Aéropostale, Inc.(5)
10.9	Employment Agreement, dated as of January 30, 2008, between Aéropostale, Inc. and Julian R. Geiger.(6)
21	Subsidiaries of the Company.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification by Julian R. Geiger, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Michael J. Cunningham, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification by Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to the Registration Statement on Form S-1, originally filed by Aéropostale, Inc. on March 8, 2002 (Registration No. 333-84056).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated February 6, 2007 (File No. 001-31314).

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K, for the fiscal year ended January 28, 2006 (File No. 001-31314).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 8, 2007 (File No. 001-31314).

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 15, 2007 (File No. 001-31314).

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 31, 2008 (File No. 001-31314).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AÉROPOSTALE, INC.

By:	/s/ Julian R. Geiger
Julian R. Geiger
Chairman, Chief Executive Officer, and Director

Date: April 1, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Julian R. Geiger Julian R. Geiger	Chairman, Chief Executive Officer, and Director (Principal Executive Officer)	April 1, 2008

/s/ Michael J. Cunningham Michael J. Cunningham	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 1, 2008

/s/ Ross A. Citta Ross A. Citta	Group Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 1, 2008

/s/ Bodil Arlander Bodil Arlander	Director	April 1, 2008

/s/ Ronald Beegle Ronald Beegle	Director	April 1, 2008

/s/ Robert Chavez Robert Chavez	Director	April 1, 2008

/s/ Evelyn Dilsaver Evelyn Dilsaver	Director	April 1, 2008

/s/ John Haugh John Haugh	Director	April 1, 2008

/s/ Karin Hirtler — Garvey Karin Hirtler — Garvey	Director	April 1, 2008

/s/ John D. Howard John D. Howard	Director	April 1, 2008

/s/ Mindy C. Meads Mindy C. Meads	President, Chief Merchandising Officer and Director	April 1, 2008

/s/ David B. Vermylen David B. Vermylen	Director	April 1, 2008

AÉROPOSTALE, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance Beginning	Amounts Charged	Write-offs Against	Balance End
Reserve for Returns:	of Period	to Net Income	Reserve	of Period
	(In thousands)

Year Ended February 2, 2008	$630	$569	$558	$641
Year Ended February 3, 2007	$654	$512	$536	$630
Year Ended January 28, 2006	$525	$620	$491	$654