Form 10-Q
period 2008-05-03
AEROPOSTALE INC
filed 2008-06-09
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No 

SEC 1296 (02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

The Registrant had 66,926,511 shares of common stock issued and outstanding as of May 30, 2008.

AÉROPOSTALE, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	May 3, 2008	February 2, 2008	May 5, 2007
	(Unaudited)		(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$64,469	$111,927	$154,119
Short-term investments	—	—	56,565
Merchandise inventory	134,976	136,488	107,575
Tenant allowances receivable	4,904	5,147	6,792
Prepaid expenses	13,643	13,604	11,636
Deferred income taxes	12,961	12,961	8,039
Other current assets	3,366	4,560	2,659
Total current assets	234,319	284,687	347,385
Fixtures, equipment and improvements, net	230,996	213,831	193,832
Intangible assets	—	—	1,400
Deferred income taxes	13,818	13,073	4,949
Other assets	2,567	2,578	1,608
TOTAL ASSETS	$481,700	$514,169	$549,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$67,817	$99,369	$43,416
Accrued compensation	14,349	23,076	11,259
Income taxes payable	10,701	27,401	12,608
Accrued expenses	46,341	47,541	46,208
Total current liabilities	139,208	197,387	113,491
Deferred rent and tenant allowances	98,544	96,888	90,949
Retirement benefit plan liabilities	19,975	18,919	16,332
Uncertain tax contingency liabilities	3,799	3,699	3,323

Commitments and contingent liabilities (See note 11)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 90,137; 89,908 and 89,292 shares issued and outstanding, respectively	901	899	893
Additional paid-in capital	130,880	124,052	106,838
Accumulated other comprehensive loss	(5,277)	(4,650)	(5,199)
Retained earnings	561,409	543,911	428,465
Treasury stock, 23,254; 23,224 and 11,769 shares, respectively at cost	(467,739)	(466,936)	(205,918)
Total stockholders’ equity	220,174	197,276	325,079
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$481,700	$514,169	$549,174

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Data)

	13 weeks ended
	May 3, 2008	May 5, 2007
	(Unaudited)

Net sales	$336,332	$275,782

Cost of sales (includes certain buying, occupancy and warehousing expenses)	225,054	187,079

Gross profit	111,278	88,703

Selling, general and administrative expenses	82,090	68,219

Income from operations	29,188	20,484

Interest income	240	2,135

Income before income taxes	29,428	22,619

Income taxes	11,930	8,867

Net income	$17,498	$13,752

Basic earnings per share	$0.26	$0.18

Diluted earnings per share	$0.26	$0.18

Weighted average basic shares	66,749	77,483

Weighted average diluted shares	67,305	78,204

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	13 weeks ended
	May 3, 2008	May 5, 2007
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$17,498	$13,752
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,873	8,224
Stock-based compensation	3,981	1,954
Excess tax benefits from stock-based compensation	(863)	(1,232)
Other	(1,175)	(2,138)
Changes in operating assets and liabilities:
Merchandise inventory	1,433	(6,099)
Accounts payable	(31,529)	(20,502)
Other assets and liabilities	(29,294)	(38,537)

Net cash used in operating activities	(30,076)	(44,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(20,045)	(19,104)
Purchase of short-term investments	—	(173,436)
Proceeds from sale of short-term investments	—	193,094

Net cash (used in) provided by investing activities	(20,045)	554

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(5,674)
Proceeds from exercise of stock options	1,986	2,521
Excess tax benefits from stock-based compensation	863	1,232

Net cash provided by (used in) financing activities	2,849	(1,921)

Effect of exchange rate changes	(186)	—

Net decrease in cash and cash equivalents	(47,458)	(45,945)

Cash and cash equivalents, beginning of year	111,927	200,064

Cash and cash equivalents, end of period	$64,469	$154,119

Supplemental Disclosure of Cash Flow Information:

Non-cash operating and investing activities	$7,218	$7,362

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories for young women and men. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and men. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18 to 25. As of May 3, 2008, we operated 848 stores, consisting of 819 Aéropostale stores in 47 states and Puerto Rico, 15 Aéropostale stores in Canada and 14 Jimmy’Z stores in 11 states, in addition to our Aéropostale e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).

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

Our business is highly seasonal, and historically we have realized a significant portion of our sales, net income, and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in the third quarter and the holiday selling season in the fourth quarter. Therefore, our interim period consolidated financial statements will not be indicative of our full-year results of operations, financial condition or cash flows. These financial statements should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended February 2, 2008.

References to “2008” mean the 52-week period ending January 31, 2009, and references to “2007” mean the 52-week period ended February 2, 2008. References to “the first quarter of 2008” mean the thirteen-week period ended May 3, 2008, and references to “the first quarter of 2007” mean the thirteen-week period ended May 5, 2007.

2.  Common Stock Split

On July 11, 2007, the Company announced a three-for-two stock split on all shares of its common stock.  The stock split was distributed on August 21, 2007 in the form of a stock dividend to all shareholders of record on August 6, 2007. All share and per share amounts presented in this report were retroactively adjusted for the common stock split, and all previously reported periods were restated for such.

3.  Revenue Recognition

Sales revenue is recognized at the “point of sale” in the Company’s stores and at the time its e-commerce customers take possession of merchandise. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized.  Also included in sales revenue is shipping revenue from our e-commerce customers.  Sales revenue related to gift cards and the issuance of store credits are recognized when they are redeemed, along with a portion estimated to be unredeemed.  In the fourth quarter of fiscal 2007, we relieved our legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction.  We therefore determined that the likelihood of certain gift cards being redeemed by the customer was remote, based upon historical redemption patterns of gift cards. For those gift cards that we determine redemption to be remote, we reverse the liability, and record gift card breakage income in net sales.  Gift card breakage recorded during the first quarter of 2008 was not material.

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

5.  Other Comprehensive Income

The following table sets forth the components of other comprehensive income:

	13 weeks ended
	May 3, 2008	May 5, 2007
	(In Thousands)

Net income	$17,498	$13,752
Minimum pension liability, net of tax of $137 and $49, respectively	(205)	75
Foreign currency translation adjustment [1]	(422)	—
Other comprehensive income	$16,871	$13,827

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in the Company’s subsidiary in Canada.

6.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended
	May 3, 2008	May 5, 2007
	(In Thousands, Except
	Per Share Data)

Net income	$17,498	$13,752
Weighted average basic shares	66,749	77,483
Impact of dilutive securities	556	721
Weighted average diluted shares	67,305	78,204
Earnings per basic share	$0.26	$0.18
Earnings per diluted share	$0.26	$0.18

Options to purchase 59,220 shares during the first quarter of 2008 and 229,500 shares during the first quarter of 2007 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

7.  Revolving Credit Facility

On November 13, 2007, the Company entered into an amended and restated revolving credit facility with Bank of America, N.A., as Lender which expanded availability from a maximum of $75.0 million to $150.0 million (the “New Credit Facility”).   The New Credit Facility provides for a $150.0 million revolving credit line.  The New Credit Facility is available for working capital and general corporate purposes, including the repurchase of the Company’s capital stock and for its capital expenditures.  A portion of the availability under the New Credit Facility was used to fund the Company’s accelerated share repurchase program (“ASR”) to repurchase $125.0 million of its common shares in fiscal 2007.  The New Credit Facility is scheduled to expire on November 13, 2012 and is guaranteed by all of the Company’s domestic subsidiaries (the “Guarantors”).

Loans under the New Credit Facility are secured by all of the Company’s assets and are guaranteed by the Guarantors. Upon the occurrence of a Cash Dominion Event (as defined in the New Credit Facility) among other limitations, the Company’s ability to borrow funds, make investments, pay dividends and repurchase shares of its common stock would be limited.

     Except for the use of a portion of the credit under the New Loan Facility to fund the Company’s repurchase of shares as described below, the Company has had no direct borrowings outstanding under the New Credit Facility.  Direct borrowings under the New Credit Facility bear interest at a margin over either LIBOR or a Base Rate (as each such term is defined in the New Credit Facility).

     The New Credit Facility also contains covenants that, subject to specified exceptions, restrict the Company’s ability to, among other things:

•	incur additional debt or encumber assets of the Company;

•	merge with or acquire other companies, liquidate or dissolve;

•	sell, transfer, lease or dispose of assets; and

•	make loans or guarantees.

Events of default under the New Credit Facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, institution of legal process or proceedings under federal, state or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the Lender will be entitled to take various actions, including the acceleration of amounts due thereunder and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral. Upon the occurrence of an event of default under the New Credit Facility, the lenders may cease making loans, terminate the New Credit Facility, and declare all amounts outstanding to be immediately due and payable.  As of May 3, 2008, the Company is not aware of any events of default under the New Credit Facility.  Also as of May 3, 2008, the Company is not aware of any instances of noncompliance of financial covenants and had no outstanding balances or stand-by or commercial letters of credit issued under the New Credit Facility.

b
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

The components of net periodic pension benefit cost are as follows:

	13 weeks ended
	May 3, 2008	May 5, 2007
	(In Thousands)

Service cost	$164	$134
Interest cost	287	225
Amortization of prior experience cost	19	19
Amortization of net loss	149	105
Net periodic pension benefit cost	$619	$483

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

The Company maintains a postretirement benefit plan for certain officers. The Company had liabilities of $0.7 million as of May 3, 2008 and $0.6 million at May 5, 2007 in connection with this plan.

9.  Stock Repurchase Program

The Company repurchases its common stock from time to time under a stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward.  During the first quarter of 2008, the Company repurchased no shares of our common stock, as compared to repurchases of 210,000 shares for $5.7 million during the first quarter of 2007.

As of May 3, 2008, the Company has approximately $133.8 million of repurchase authorization remaining under its $600.0 million share repurchase program.

10.  Stock-Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), as interpreted by SEC Staff Accounting Bulletin No. 107, or SAB 107.  Under SFAS No. 123(R), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement.

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

The Company determined expected volatilities based on the Company’s past four years of historical volatilities.  The Company has elected to use the simplified method for estimating its expected term as allowed by SAB 107, and extended by SAB 110, to determine expected life.  The risk-free rate is indexed to the five-year Treasury note interest at the date of grant and expected forfeiture rate is based on the Company’s historical forfeiture information.

In accordance with SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant based on the following assumptions for grants in the respective periods:

	2008	2007
Expected volatility	43%	45%
Expected term	5.25 years	5.25 years
Risk-free interest rate	2.61%	4.50%
Expected dividend yield	0%	0%
Expected forfeiture rate	25%	20%

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

 During the first quarter of 2008, the Company granted 100,600 stock options at a weighted-average grant-date fair value of $12.80.

A summary of stock option activity during the first quarter of 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of February 2, 2008	1,659	$19.58
Granted	101	$28.29
Exercised	(123)	$16.17
Cancelled	(16)	$24.58
Outstanding as of May 3, 2008	1,621	$20.33	5.52	$19.6
Exercisable as of May 3, 2008	539	$13.09	3.86	$10.4

During the first quarter of 2008, the Company granted 155,275 shares of non-vested stock at a weighted-average grant-date fair value of $28.43.

A summary of non-vested stock activity during the first quarter of 2008 is as follows:

Number of Shares
(In Thousands)
Non-vested stock as of February 2, 2008	907
Granted	155
Vested	(108)
Cancelled	(7)
Non-vested stock as of May 3, 2008	947

11.  Commitments and Contingent Liabilities

The Company is party to various litigation matters and proceedings in the ordinary course of business. In the opinion of the Company’s management, dispositions of these matters are not expected to have a material adverse affect on its financial position, results from operations or cash flows.  As of May 3, 2008, the Company has not issued any third party guarantees.

12.  Income Taxes

In determining the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate which is based on its expected annual income, statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it operates. Subsequent recognition, de-recognition and measurement of a tax position taken in a previous period are separately recognized in the quarter in which they occur.

Effective at the beginning of the first quarter of 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

For the first quarter of 2008, the Company’s unrecognized tax benefits decreased by $7.6 million, due to the settlement of an IRS examination as described below.  As a result, the Company had $3.8 million of unrecognized tax benefit liabilities as of May 3, 2008, including accrued penalties and interest of $0.9 million.  Net uncertain tax positions of $2.7 million as of May 3, 2008, which is inclusive of interest and penalties, would favorably impact our effective tax rate if these net liabilities were reversed.

The Company files income tax returns in the U.S. federal jurisdiction and in various states. The Company’s U.S. federal filings for the years 2002 through 2005 were examined and the Company reached a settlement with the IRS in the fourth quarter of fiscal 2007.  In the first quarter of 2008, the Company paid approximately $7.7 million related to this examination.  The examination liability related to the timing of taxable revenue from non-redeemed gift cards.  For state tax purposes, the Company’s 2003 through 2006 tax years remain open for examination by the tax authorities under a four-year statute of limitations. However, certain states may keep their statute open for six to ten years.

13. Recent Accounting Developments

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  The Company expects that the adoption of SFAS No. 162 will not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. While SFAS No. 159 became effective for the Company’s 2008 fiscal year, the Company did not elect the fair value measurement option for any of its financial assets or liabilities.

b
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute.  Beginning in the first quarter of fiscal 2008, the Company adopted SFAS No. 157 for its recorded financial assets and financial liabilities.   The adoption of SFAS No. 157 did not have a material impact on the disclosures in the Company’s consolidated financial statements as the Company currently does not have any financial assets or liabilities subject to these disclosure requirements.  In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157”, which defines the effective date of SFAS No. 157 as it applies to nonfinancial assets and liabilities.  The Company will adopt the provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities in the first quarter of fiscal 2009 and expects that the adoption will not have a material impact on the Company’s consolidated financial statements.

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

Introduction

References to the “Company,” “we,” “us,” or “our” mean Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories for young women and men. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and men. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a California lifestyle-oriented brand targeting trend-aware young women and men aged 18 to 25. As of May 3, 2008, we operated 848 stores, consisting of 819 Aéropostale stores in 47 states and Puerto Rico, 15 Aéropostale stores in Canada and 14 Jimmy’Z stores in 11 states, in addition to our Aéropostale e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” is intended to provide information to help you better understand our financial condition and results of operations. Our business is highly seasonal, and historically we realize a significant portion of our sales, net income, and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in our third quarter and the holiday selling season in our fourth quarter. Therefore, our interim period consolidated financial statements will not be indicative of our full-year results of operations, financial condition or cash flows. We recommend that you read this section along with our condensed consolidated financial statements included in this report and along with our Annual Report on Form 10-K for the year ended February 2, 2008.

On July 11, 2007, the Company announced a three-for-two stock split on all shares of its common stock.  The stock split  was distributed on August 21, 2007 in the form of a stock dividend to all shareholders of record on August 6, 2007. All share and per share amounts presented in this report were retroactively adjusted for the common stock split, and all previously reported periods were restated for such.

The discussion in the following section is on a consolidated basis, unless indicated otherwise.

Results of Operations

Overview

We achieved net sales of $336.3 million for the first quarter of 2008, or a 22% increase when compared to the first quarter of 2007.  The increase in net sales for the first quarter of 2008 was driven primarily by average square footage growth of 11% and an increase in comparable store sales of 10%.  Gross profit, as a percentage of net sales, increased by 0.9 percentage points for the first quarter of 2008 primarily due to increased merchandise margin.  SG&A, as a percentage of net sales, decreased by 0.3 percentage points for the first quarter of 2008.  Interest income decreased by $1.9 million for the first quarter of 2008 compared to the same period in 2007.  The effective income tax rate was 40.5% for the first quarter of 2008 compared to 39.2% for the first quarter of 2007. Net income for the first quarter of 2008 was $17.5 million, or $0.26 per diluted share, compared to net income of $13.8 million, or $0.18 per diluted share, for the first quarter of 2007.

As of May 3, 2008, we had working capital of $95.1 million, cash and cash equivalents of $64.5 million and no short-term investments.  Consolidated merchandise inventories increased by 25% and by 13% on a per square foot basis, at May 3, 2008, compared to the first quarter of 2007.

We operated 848 stores at May 3, 2008, an increase of 11% from the same period last year.

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended
	May 3, 2008	May 5, 2007

Net sales	100.0%	100.0%
Gross profit	33.1%	32.2%
Selling, general and administrative expenses	24.4%	24.7%
Income from operations	8.7%	7.5%
Interest income	0.1%	0.7%
Income before income taxes	8.8%	8.2%
Income taxes	3.5%	3.2%
Net income	5.3%	5.0%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 weeks ended
	May 3, 2008	May 5, 2007

Net sales (in millions)	$336.3	$275.8
Total store count at end of period	848	765
Comparable store count at end of period	735	665
Net sales growth	22%	12%
Comparable store sales change	10%	3%
Comparable average unit retail change	0%	(2)%
Comparable units per sales transaction change	3%	(1)%
Comparable sales transaction change	7%	5%
Net sales per average square foot	$110	$102
Gross profit (in millions)	$111.3	$88.7
Income from operations (in millions)	$29.2	$20.5
Diluted earnings per share	$0.26	$0.18
Average square footage growth over comparable period	11%	9%
Change in total inventory over comparable period	25%	(1)%
Change in inventory per square foot over comparable period	13%	(9)%
Percentages of net sales by category:
Young Women’s	73%	76%
Young Men’s	27%	24%

Comparison of the 13 weeks ended May 3, 2008 to the 13 weeks ended May 5, 2007

Net Sales

Net sales for the first quarter of 2008 increased by $60.6 million, or by 22% compared to the same period last year.  The increase in net sales was driven primarily by average square footage growth of 11% and an increase in comparable store sales of 10%.  Comparable store sales increased in both our young women’s and young men’s categories.  The overall comparable store sales increase reflected a 7% increase in the number of sales transactions and a 3% increase in units per sales transaction.  Average unit retail for the first quarter of 2008 remained consistent compared to the prior year.  Non-comparable store sales increased by $34.2 million, or by 12%, primarily due to 83 more stores open at the end of the first quarter of 2008 compared to the end of the first quarter of 2007.

Gross Profit

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

Gross profit, as a percentage of net sales, increased by 0.9 percentage points for the first quarter of 2008 compared to the same period last year. The increase was due to an increase in merchandise margin by 1.1 percentage points and lower occupancy costs, partially offset by higher distribution and transportation costs.  The increase in merchandise margin is primarily due to improved assortment of key merchandise classifications, primarily women's graphic tee shirt merchandise.

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

SG&A increased by $13.9 million for the first quarter of 2008 compared to the first quarter of 2007. The increase in SG&A was primarily attributable to a $6.8 million increase in store-line expenses; a $3.8 million increase in corporate expenses, consisting of incentive, stock-based compensation and other corporate expenses; $1.5 million of higher store transaction costs, including e-commerce costs and store operations costs resulting primarily from new store growth and higher sales; a $1.0 million increase in benefits, and higher marketing costs of $0.8 million.

SG&A decreased by 0.3 percentage points, as a percentage of net sales, for the first quarter of 2008 compared to the first quarter of 2007.  The 0.3 percentage point improvement was primarily due to the leveraging of store-line expenses, which was partially offset by higher stock-based compensation and increased e-commerce transaction costs, in line with the growth of that business.

Interest income and income taxes

Interest income decreased by $1.9 million for the first quarter of 2008 compared to the same period in 2007.  The decrease was primarily due to cash used for share repurchases of $266.7 million during fiscal 2007, including the accelerated share repurchase program (“ASR”) to repurchase $125.0 million of our common shares in the fourth quarter of 2007.

The effective income tax rate was 40.5% for the first quarter of 2008 and 39.2% for 2007.  The increase in the effective tax rate was primarily due to nondeductible officers’ compensation and a reduction in tax exempt interest income.

Net income

Net income was $17.5 million, or $0.26 per diluted share, for the first quarter of 2008, compared to net income of $13.8 million, or $0.18 per diluted share, for the first quarter of 2007.  Earnings per share increased by 44% for the first quarter of 2008 due to both an increase in net income and less weighted average shares outstanding, resulting from the Company’s repurchase of its common stock.

Consolidated net income included net losses from the Company’s Jimmy’Z subsidiary of $1.3 million, or $0.02 per diluted share, for the first quarter of 2008 compared to losses of $1.9 million, or $0.02 per diluted share for the first quarter of 2007.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement and enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents and through periodic use of our credit facility.  At May 3, 2008, we had working capital of $95.1 million and cash and cash equivalents of $64.5 million.

The following table sets forth our cash flows for the period indicated:

	13 weeks ended
	May 3, 2008	May 5, 2007
	(In Thousands)

Net cash used in operating activities	$(30,076)	$(44,578)
Net cash (used in) provided by investing activities	(20,045)	554
Net cash provided by (used in) financing activities	2,849	(1,921)
Effect of exchange rate changes	(186)	—
Net decrease in cash and cash equivalents	$(47,458)	$(45,945)

Operating activities — Net cash used in operating activities, our primary form of liquidity on a full-year basis, decreased by $14.5 million for the first quarter of 2008 compared to the same period in 2007.  Cash generated through net income, as adjusted for depreciation and amortization and other non-cash items, increased by $8.8 million.  In addition, cash used for accrued expenses decreased by $6.6 million due primarily to the timing of income tax payments.  Consolidated merchandise inventories increased by 25%, and by 13% on a per square foot basis, as of May 3, 2008 as compared to May 5, 2007, primarily due to an acceleration in the timing of our floor-sets this year.

Due to the seasonality of our business, we have historically generated a significant portion of our cash flows from operating activities in the second half of the year, and we expect this trend to continue through the balance of this year.

Capital requirements — Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores, and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures.  We opened 21 Aéropostale stores in our new store format during the first quarter of 2008, which included three stores in Canada and one store in Puerto Rico.  We plan to open approximately 65 additional Aéropostale stores during the remainder of fiscal 2008, which will include approximately 12 additional stores in Canada and two additional stores in Puerto Rico.  In addition, during the first quarter of 2008, we remodeled and renovated two existing Aéropostale stores.  Capital expenditures for the full year of 2008 are expected to approximate $80.0 million for new and remodeled stores as well as for other initiatives.

We had no short-term investments at either May 3, 2008 or February 2, 2008.  We had $56.6 million in short-term investments as of May 5, 2007, consisting of auction rate debt and preferred stock securities. These securities were all sold during fiscal 2007.

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

The Company has approximately $133.8 million of repurchase authorization remaining under its $600.0 million share repurchase program as of May 3, 2008.

On November 13, 2007, the Company entered into an amended and restated revolving credit facility with Bank of America, N.A., as Lender which expanded its availability from a maximum of $75.0 million to $150.0 million (the “New Credit Facility”).  The New Credit Facility provides for a $150.0 million revolving credit line. The New Credit Facility is available for working capital and general corporate purposes.  A portion of the availability under the New Credit Facility was used to fund the Company’s ASR to repurchase $125.0 million of its common shares in fiscal 2007.  The New Credit Facility is scheduled to mature on November 13, 2012.  At November 13, 2007, the Company had $31.3 million outstanding under the New Credit Facility that was repaid in full on November 27, 2007 (see Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements).

Contractual Obligations

The following table summarizes our contractual obligations as of May 3, 2008:

		Payments Due
		Balance of	In 2009	In 2011	After
	Total	2008	And 2010	and 2012	2012
	(In Thousands)

Contractual Obligations
Operating leases	$628,875	$76,228	$178,668	$158,208	$215,771
Employment agreements	21,803	2,419	19,384	—	—
Sponsorship and advertising contracts	725	725	—	—	—
Total contractual obligations	$651,403	$79,372	$198,052	$158,208	$215,771

The operating leases included in the above table do not include contingent rent based upon sales volume, which represents approximately 15% of minimum lease obligations, or variable costs such as maintenance, insurance and taxes, which represents approximately 60% of minimum lease obligations.

Our open purchase orders are cancelable at any time prior to our receipt of the applicable goods without penalty to us, and were therefore not included in the above table.

In addition to the above table, we project making a benefit payment of approximately $14.6 million from our supplementary executive retirement plan in 2010, which reflects expected future service of our Chairman and Chief Executive Officer through an assumed retirement age of 65.

There were no financial guarantees outstanding as of May 3, 2008. We had no commercial commitments outstanding as of May 3, 2008.

Effective at the beginning of the first quarter of 2007, we adopted FIN No. 48 as described in Note 12 to the Notes to Unaudited Condensed Financial Statements. Our total liabilities for unrecognized tax benefits were $3.8 million at May 3, 2008. We cannot reasonably estimate the period of future payments for these liabilities. Therefore these liabilities were not included in the above table.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of May 3, 2008, we have not issued any letters of credit.

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

Critical accounting policies are those that are most important to the portrayal of the Company's financial condition and the results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Company's most critical accounting policies have been discussed in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2008.  In applying such policies, management must use significant estimates that are based on its informed judgment. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

As of May 3, 2008, there have been no material changes to any of the critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

As of May 3, 2008, the Company had no outstanding borrowings under its Credit Facility.  In addition, the Company had no stand-by or commercial letters of credit issued under the Credit Facility. To the extent that the Company may borrow pursuant to the Credit Facility in the future, it may be exposed to market risk related to interest rate fluctuations.

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

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  Pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our first quarter ended May 3, 2008, our disclosure controls and procedures are effective.

(b) Changes in internal controls:  During the period covered by this quarterly report, there have been no changes in our internal controls over our financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

PART II — OTHER INFORMATION

Item 1.            Legal Proceedings

On January 15, 2008, we learned that the Securities and Exchange Commission (the “SEC”) had issued a formal order of investigation with respect to matters arising from those events disclosed in our Form 8-K, dated November 8, 2006, which resulted from the activities of Christopher L. Finazzo, our former Executive Vice President and Chief Merchandising Officer. The SEC’s investigation is an on-going non-public, fact-finding inquiry to determine whether any violations of law have occurred. We are cooperating fully with the SEC in its investigation.

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

Our growth will largely depend on our ability to open and operate new stores successfully.  We opened 88 Aéropostale stores in fiscal 2007, 74 Aéropostale stores in fiscal 2006 and 105 Aéropostale and 14 Jimmy’Z stores in fiscal 2005.  We plan to open approximately 85 new Aéropostale stores in fiscal 2008, including approximately 15 stores in Canada and three stores in Puerto Rico. We expect to continue to open new stores in the future. We also anticipate remodeling a portion of our existing Aéropostale store base at the appropriate times. To the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in previously existing stores in those same markets.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our common stock from time to time under a $600.0 million stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. We had no repurchases during the first quarter of 2008 and had $133.8 million remaining availability pursuant to our share repurchase program as of May 3, 2008.

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
____________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aéropostale, Inc.

/s/ JULIAN R. GEIGER
Julian R. Geiger
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL J. CUNNINGHAM
Michael J. Cunningham
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)

Dated: June 9, 2008