Form 10-Q
period 2008-08-02
AEROPOSTALE INC
filed 2008-09-04
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting
		(Do not check if a smaller reporting company)	company ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

SEC 1296 (02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

The Registrant had 66,876,943 shares of common stock issued and outstanding as of August 29, 2008.

AÉROPOSTALE, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	August 2, 2008	February 2, 2008	August 4, 2007
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$70,792	$111,927	$164,520
Short-term investments	—	—	39,476
Merchandise inventory	183,710	136,488	150,605
Tenant allowances receivable	7,917	5,147	8,040
Prepaid expenses	15,154	13,604	13,715
Prepaid income taxes	3,482	—	11,444
Deferred income taxes	12,961	12,961	8,083
Other current assets	4,100	4,560	3,567
Total current assets	298,116	284,687	399,450
Fixtures, equipment and improvements, net	249,826	213,831	209,270
Intangible assets	—	—	1,400
Deferred income taxes	15,833	13,073	5,382
Other assets	2,544	2,578	1,618
TOTAL ASSETS	$566,319	$514,169	$617,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$125,271	$99,369	$99,219
Accrued compensation	16,965	23,076	11,468
Income taxes payable	—	27,401	7,735
Accrued expenses	52,873	47,541	45,234
Total current liabilities	195,109	197,387	163,656
Deferred rent and tenant allowances	101,916	96,888	93,848
Retirement benefit plan liabilities	21,030	18,919	16,753
Uncertain tax contingency liabilities	3,750	3,699	3,496

Commitments and contingent liabilities (See note 11)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 90,242; 89,908 and 89,729 shares issued and outstanding, respectively	902	899	897
Additional paid-in capital	137,472	124,052	117,027
Accumulated other comprehensive loss	(5,627)	(4,650)	(5,077)
Retained earnings	582,461	543,911	443,167
Treasury stock, 23,349; 23,224 and 12,145 shares, respectively at cost	(470,694)	(466,936)	(216,647)
Total stockholders’ equity	244,514	197,276	339,367
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$566,319	$514,169	$617,120

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	13 weeks ended		26 weeks ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(Unaudited)

Net sales	$377,145	$311,236	$713,477	$587,018

Cost of sales (includes certain buying, occupancy and warehousing expenses)	251,209	214,358	476,263	401,437

Gross profit	125,936	96,878	237,214	185,581

Selling, general and administrative expenses	90,654	74,533	172,744	142,752

Income from operations	35,282	22,345	64,470	42,829

Interest income	80	1,839	320	3,974

Income before income taxes	35,362	24,184	64,790	46,803

Income taxes	14,309	9,482	26,239	18,349

Net income	$21,053	$14,702	$38,551	$28,454

Basic earnings per share	$0.31	$0.19	$0.58	$0.37

Diluted earnings per share	$0.31	$0.19	$0.57	$0.36

Weighted average basic shares	66,905	77,629	66,827	77,555

Weighted average diluted shares	67,716	78,171	67,511	78,188

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	26 weeks ended
	August 2, 2008	August 4, 2007
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$38,551	$28,454
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,892	16,255
Stock-based compensation	8,322	4,248
Excess tax benefits from stock-based compensation	(1,932)	(4,325)
Other	(2,624)	(2,631)
Changes in operating assets and liabilities:
Merchandise inventory	(47,354)	(49,119)
Accounts payable	25,952	35,301
Other assets and liabilities	(37,345)	(49,922)

Net cash provided by (used in) operating activities	3,462	(21,739)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(46,609)	(45,795)
Purchase of short-term investments	—	(313,572)
Proceeds from sale of short-term investments	—	350,318

Net cash used in investing activities	(46,609)	(9,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(2,885)	(16,403)
Proceeds from exercise of stock options	3,169	7,326
Excess tax benefits from stock-based compensation	1,932	4,325

Net cash provided by (used in) financing activities	2,216	(4,752)

Effect of exchange rate changes	(204)	(4)

Net decrease in cash and cash equivalents	(41,135)	(35,544)

Cash and cash equivalents, beginning of year	111,927	200,064

Cash and cash equivalents, end of period	$70,792	$164,520

Supplemental Disclosure of Cash Flow Information:

Non-cash operating and investing activities	$9,639	$4,138

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories for young women and men. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and men. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a contemporary lifestyle brand targeting trend-aware young women and men aged 18 to 25. As of August 2, 2008, we operated 879 stores, consisting of 843 Aéropostale stores in 48 states and Puerto Rico, 22 Aéropostale stores in Canada and 14 Jimmy’Z stores in 11 states, in addition to our Aéropostale e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).

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

References to “2008” mean the 52-week period ending January 31, 2009, and references to “2007” mean the 52-week period ended February 2, 2008. References to “the second quarter of 2008” mean the thirteen-week period ended August 2, 2008, and references to “the second quarter of 2007” mean the thirteen-week period ended August 4, 2007.

2.  Common Stock Split

On July 11, 2007, the Company announced a three-for-two stock split on all shares of its common stock.  The stock split was distributed on August 21, 2007 in the form of a stock dividend to all shareholders of record on August 6, 2007.

3.  Revenue Recognition

Sales revenue is recognized at the “point of sale” in the Company’s stores and at the time its e-commerce customers take possession of merchandise. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized.  Also included in sales revenue is shipping revenue from our e-commerce customers.  Sales revenue related to gift cards and the issuance of store credits are recognized when they are redeemed, along with a portion estimated to be unredeemed.  In the fourth quarter of fiscal 2007, we relieved our legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction.  We therefore determined that the likelihood of certain gift cards being redeemed by the customer was remote, based upon historical redemption patterns of gift cards. For those gift cards that we determine redemption to be remote, we reverse the liability, and record gift card breakage income in net sales.  Gift card breakage recorded during the first twenty-six weeks of 2008 was not material.

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

5.  Other Comprehensive Income

The following table sets forth the components of other comprehensive income:

	13 weeks ended		26 weeks ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(In thousands)
Net income	$21,053	$14,702	$38,551	$28,454
Minimum pension liability, net of tax of $137, $49, $274 and $98, respectively	(205)	(14)	(410)	(28)
Foreign currency translation adjustment [1]	(145)	77	(567)	77
Other comprehensive income	$20,703	$14,765	$37,574	$28,503

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in the Company’s subsidiary in Canada.

6.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended		26 weeks ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(In thousands, except per share data)
Net income	$21,053	$14,702	$38,551	$28,454
Weighted average basic shares	66,905	77,629	66,827	77,555
Impact of dilutive securities	811	542	684	633
Weighted average diluted shares	67,716	78,171	67,511	78,188
Earnings per basic share	$0.31	$0.19	$0.58	$0.37
Earnings per diluted share	$0.31	$0.19	$0.57	$0.36

Options to purchase 2,110 shares during the second quarter of 2008 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.  All options to purchase shares during the second quarter of 2007 were included in the computation of diluted earnings per share.   Options to purchase 30,665 shares during the first twenty-six weeks of 2008 and 230,000 shares during the first twenty-six weeks of 2007 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

7.  Revolving Credit Facility

On November 13, 2007, the Company entered into an amended and restated revolving credit facility with Bank of America, N.A., as Lender which expanded availability from a maximum of $75.0 million to $150.0 million (the “Credit Facility”).   The Credit Facility provides for a $150.0 million revolving credit line.  The Credit Facility is available for working capital and general corporate purposes, including the repurchase of the Company’s capital stock and for its capital expenditures.  A portion of the availability under the Credit Facility was used to fund the Company’s accelerated share repurchase program (“ASR”) to repurchase $125.0 million of its common shares in fiscal 2007.  The Credit Facility is scheduled to expire on November 13, 2012 and is guaranteed by all of the Company’s domestic subsidiaries (the “Guarantors”).

Loans under the Credit Facility are secured by all of the Company’s assets and are guaranteed by the Guarantors. Upon the occurrence of a Cash Dominion Event (as defined in the Credit Facility) among other limitations, the Company’s ability to borrow funds, make investments, pay dividends and repurchase shares of its common stock would be limited.

     Except for the use of a portion of the credit under the Loan Facility to fund the Company’s repurchase of shares as described below, the Company has had no direct borrowings outstanding under the Credit Facility.  Direct borrowings under the Credit Facility bear interest at a margin over either LIBOR or a Base Rate (as each such term is defined in the Credit Facility).

     The Credit Facility also contains covenants that, subject to specified exceptions, restrict the Company’s ability to, among other things:

•	incur additional debt or encumber assets of the Company;

•	merge with or acquire other companies, liquidate or dissolve;

•	sell, transfer, lease or dispose of assets; and

•	make loans or guarantees.

Events of default under the Credit Facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, institution of legal process or proceedings under federal, state or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the Lender will be entitled to take various actions, including the acceleration of amounts due thereunder and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility, and declare all amounts outstanding to be immediately due and payable.  As of August 2, 2008, the Company is not aware of any events of default under the Credit Facility.  Also as of August 2, 2008, the Company is not aware of any instances of noncompliance of financial covenants and had no outstanding balances or stand-by or commercial letters of credit issued under the Credit Facility.

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

The components of net periodic pension benefit cost are as follows:

	13 weeks ended		26 weeks ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(In thousands)
Service cost	$164	$134	$328	$268
Interest cost	286	225	573	450
Amortization of prior experience cost	18	19	37	38
Amortization of net loss	148	105	297	210
Net periodic pension benefit cost	$616	$483	$1,235	$966

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

The Company maintains a postretirement benefit plan for certain officers. The Company had liabilities of $0.7 million as of August 2, 2008 and $0.6 million at August 4, 2007 in connection with this plan.

9.  Stock Repurchase Program

The Company repurchases its common stock from time to time under a stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward.  During the second quarter of 2008, the Company repurchased 93,000 shares of our common stock for $2.9 million, as compared to repurchases of 376,500 shares for $10.7 million during the second quarter of 2007.  During the first twenty-six weeks of 2008, the Company repurchased 93,000 shares for $2.9 million, as compared to repurchases of 586,500 shares for $16.4 million during the first twenty-six weeks of 2007.

As of August 2, 2008, the Company has approximately $130.9 million of repurchase authorization remaining under its $600.0 million share repurchase program.

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

The Company determined expected volatilities based on the Company’s past four years of historical volatilities.  The Company has elected to use the simplified method for estimating its expected term as allowed by SAB 107, and extended by SAB 110, to determine expected life.  The Company has concluded that it cannot yet rely on its historical exercise data to estimate the future exercise behavior of its employees.  Therefore, in accordance with SAB 110, the Company has continued to utilize the simplified method to estimate the expected term for its stock options granted and will continue to evaluate the appropriateness of utilizing such method.   The risk-free rate is indexed to the five-year Treasury note interest at the date of grant and the expected forfeiture rate is based on the Company’s historical forfeiture information.

In accordance with SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant based on the following assumptions for grants in the respective periods:

	2008	2007
Expected volatility	43%	45%
Expected term	5.25 years	5.25 years
Risk-free interest rate	2.65%	4.50%
Expected dividend yield	0%	0%
Expected forfeiture rate	25%	20%

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

 During the second quarter of 2008, the Company granted 4,000 stock options at a weighted-average grant-date fair value of $15.80 compared to 15,000 stock options at a weighted-average grant date fair value of $13.30 during the second quarter of 2007.  During the first twenty-six weeks of 2008, the Company granted 104,600 stock options at a weighted-average grant-date fair value of $12.91 compared to 556,515 stock options at a weighted-average grant date fair value of $12.47 during the first twenty-six weeks of 2007.

A summary of stock option activity during the first twenty-six weeks of 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of February 2, 2008	1,659	$19.58
Granted	105	$28.49
Exercised	(219)	$14.47
Cancelled	(45)	$23.59
Outstanding as of August 2, 2008	1,500	$20.83	5.37	$16.4
Exercisable as of August 2, 2008	719	$17.08	4.34	$10.6

During the second quarter of 2008, the Company granted 3,000 shares of non-vested stock at a weighted-average grant-date fair value of $33.65 compared to 3,671 shares of non-vested stock at a weighted-average grant-date fair value of $28.07 during the second quarter of 2007.  During the first twenty-six weeks of 2008, the Company granted 158,275 shares of non-vested stock at a weighted-average grant-date fair value of $28.53 compared to 303,303 shares of non-vested stock at a weighted-average grant-date fair value of $26.86 during the first twenty-six weeks of 2007.

A summary of non-vested stock activity during the first twenty-six weeks of 2008 is as follows:

Number of Shares
(In thousands)
Non-vested stock as of February 2, 2008	907
Granted	158
Vested	(116)
Cancelled	(23)
Non-vested stock as of August 2, 2008	926

11.  Commitments and Contingent Liabilities

The Company is party to various litigation matters and proceedings in the ordinary course of business. In the opinion of the Company’s management, dispositions of these matters are not expected to have a material adverse affect on its financial position, results from operations or cash flows.  As of August 2, 2008, the Company has not issued any third party guarantees.

12.  Income Taxes

The Company reviews the annual effective tax rate on a quarterly basis and makes necessary changes if information or events merit. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occur); changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occur); or impacts from tax law changes.  To the extent such changes effect our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occur.

Effective at the beginning of the first quarter of 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

For the first twenty-six weeks of 2008, the Company’s unrecognized tax benefits decreased by $7.6 million, due to the settlement of an IRS examination as described below.  As a result, the Company had $3.8 million of unrecognized tax benefit related to uncertain tax contingency liabilities remaining as of August 2, 2008, including accrued penalties and interest of $1.0 million.  Net uncertain tax positions of $2.7 million as of August 2, 2008, which is inclusive of interest and penalties, would favorably impact our effective tax rate if these net liabilities were reversed.

The Company files income tax returns in the U.S. federal jurisdiction and in various states. The Company’s U.S. federal filings for the years 2002 through 2005 were examined and the Company reached a settlement with the IRS in the fourth quarter of fiscal 2007.  In the first twenty-six weeks of 2008, the Company paid approximately $7.7 million related to this examination.  The examination liability related to the timing of taxable revenue from non-redeemed gift cards.  For state tax purposes, the Company’s 2003 through 2006 tax years remain open for examination by the tax authorities under a four-year statute of limitations. However, certain states may keep their statute open for six to ten years.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute.  Beginning in the first quarter of fiscal 2008, the Company adopted SFAS No. 157 for its recorded financial assets and financial liabilities.   The adoption of SFAS No. 157 did not have an impact on the disclosures in the Company’s consolidated financial statements as the Company did not have and currently does not have any financial assets or liabilities subject to these disclosure requirements.

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

Introduction

References to the “Company,” “we,” “us,” or “our” mean Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories for young women and men. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and men. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a contemporary lifestyle brand targeting trend-aware young women and men aged 18 to 25. As of August 2, 2008, we operated 879 stores, consisting of 843 Aéropostale stores in 48 states and Puerto Rico, 22 Aéropostale stores in Canada and 14 Jimmy’Z stores in 11 states, in addition to our Aéropostale e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).

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

Results of Operations

Overview

We achieved net sales of $377.1 million for the second quarter of 2008, or a 21% increase when compared to the second quarter of 2007.  The increase in net sales for the second quarter of 2008 was driven primarily by average square footage growth of 11% and an increase in comparable store sales of 11%.  Gross profit, as a percentage of net sales, increased by 2.3 percentage points for the second quarter of 2008 primarily due to increased merchandise margin.  SG&A, as a percentage of net sales, increased by 0.1 percentage points for the second quarter of 2008.  Interest income decreased by $1.8 million for the second quarter of 2008 compared to the same period in 2007.  The effective income tax rate was 40.5% for the second quarter of 2008 compared to 39.2% for the second quarter of 2007. Net income for the second quarter of 2008 was $21.1 million, or $0.31 per diluted share, compared to net income of $14.7 million, or $0.19 per diluted share, for the second quarter of 2007.

As of August 2, 2008, we had working capital of $103.0 million, cash and cash equivalents of $70.8 million and no short-term investments.  Consolidated merchandise inventories increased by 22% and by 9% on a per square foot basis, at August 2, 2008, compared to the second quarter of 2007.

We operated 879 stores at August 2, 2008, an increase of 11% from the same period last year.

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		26 weeks ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	33.4%	31.1%	33.2%	31.6%
Selling, general and administrative expenses	24.0%	23.9%	24.2%	24.3%
Income from operations	9.4%	7.2%	9.0%	7.3%
Interest income	0.0%	0.6%	0.0%	0.7%
Income before income taxes	9.4%	7.8%	9.0%	8.0%
Income taxes	3.8%	3.1%	3.6%	3.2%
Net income	5.6%	4.7%	5.4%	4.8%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 weeks ended		26 weeks ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales (in millions)	$377.1	$311.2	$713.5	$587.0
Total store count at end of period	879	792	879	792
Comparable store count at end of period	757	698	757	698
Net sales growth	21%	13%	22%	13%
Comparable store sales change	11%	(4)%	10%	(1)%
Comparable average unit retail change	1%	(5)%	0%	(3)%
Comparable units per sales transaction change	1%	2%	3%	1%
Comparable sales transaction change	7%	(2)%	7%	1%
Net sales per average square foot	$119	$110	$229	$212
Gross profit (in millions)	$125.9	$96.9	$237.2	$185.6
Income from operations (in millions)	$35.3	$22.3	$64.5	$42.8
Diluted earnings per share	$0.31	$0.19	$0.57	$0.36
Average square footage growth over comparable period	11%	9%	11%	9%
Change in total inventory over comparable period	22%	(3)%	22%	(3)%
Change in inventory per square foot over comparable period	9%	(11)%	9%	(11)%
Percentages of net sales by category:
Young Women’s	70%	71%	72%	73%
Young Men’s	30%	29%	28%	27%

Comparison of the 13 weeks ended August 2, 2008 to the 13 weeks ended August 4, 2007

Net Sales

Net sales for the second quarter of 2008 increased by $65.9 million, or by 21% compared to the same period last year.  The increase in net sales was driven primarily by average square footage growth of 11% and an increase in comparable store sales of 11%.  Comparable store sales increased in both our young women’s and young men’s categories.  The overall comparable store sales increase reflected a 7% increase in the number of sales transactions, a 1% increase in units per sales transaction and a 1% increase in average unit retail.  Non-comparable store sales increased by $35.3 million, or by 11%, primarily due to 87 more stores open at the end of the second quarter of 2008 compared to the end of the second quarter of 2007.

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

Gross profit, as a percentage of net sales, increased by 2.3 percentage points for the second quarter of 2008 compared to the same period last year. The increase was due to an increase in merchandise margin by 2.5 percentage points.  The increase in merchandise margin was primarily due to improved initial sell-through of merchandise and a favorable shift in the sales mix.

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

SG&A increased by $16.1 million for the second quarter of 2008 compared to the second quarter of 2007. The increase in SG&A was primarily attributable to a $6.6 million increase in store-line expenses, primarily volume-related payroll; a $6.0 million increase in corporate expenses, consisting of incentive and stock-based compensation and other corporate expenses; $1.8 million higher in benefits, which consisted of medical expenses and payroll taxes resulting from increased headcount and $1.7 million of higher transaction costs, including e-commerce costs and store operations costs resulting primarily from new store growth and higher sales.

SG&A increased by 0.1 percentage point, as a percentage of net sales, for the second quarter of 2008 compared to the second quarter of 2007.  Incentive compensation increased by 0.8 percentage points, and stock compensation increased by 0.4 percentage points.  These increases were substantially offset by the leveraging impact of store-line expenses related to payroll, marketing, and other expenses, which resulted in a decrease of 1.0 percentage point in SG&A, as a percentage of net sales.

Interest income and income taxes

Interest income decreased by $1.8 million for the second quarter of 2008 compared to the same period in 2007.  The decrease was primarily due to cash used for share repurchases of $266.7 million during fiscal 2007, including the accelerated share repurchase program (“ASR”) to repurchase $125.0 million of our common shares in the fourth quarter of 2007.

The effective income tax rate was 40.5% for the second quarter of 2008 and 39.2% for 2007.  The increase in the effective tax rate was primarily due to nondeductible officers’ compensation and a reduction in tax exempt interest income.

Net income

Net income was $21.1 million, or $0.31 per diluted share, for the second quarter of 2008, compared to net income of $14.7 million, or $0.19 per diluted share, for the second quarter of 2007.  Earnings per share increased by 63% for the second quarter of 2008 due to both an increase in net income and less weighted average shares outstanding, resulting from the Company’s repurchase of its common stock.

Comparison of the 26 weeks ended August 2, 2008 to the 26 weeks ended August 4, 2007

Net Sales

Net sales for the first twenty-six weeks of 2008 increased by $126.5 million, or by 22% compared to the same period last year.  The increase in net sales was driven primarily by average square footage growth of 11% and an increase in comparable store sales of 10%.  Comparable store sales increased in both our young women’s and young men’s categories.  The overall comparable store sales increase reflected a 7% increase in the number of sales transactions and a 3% increase in units per sales transaction.  Average unit retail for the first twenty-six weeks of 2008 remained consistent compared to the prior year.  Non-comparable store sales increased by $69.5 million, or by 11%, primarily due to 87 more stores open at the end of the first twenty-six weeks of 2008 compared to the end of the first twenty-six weeks of 2007.

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

Gross profit, as a percentage of net sales, increased by 1.6 percentage points for the first twenty-six weeks of 2008 compared to the same period last year. The increase was due to an increase in merchandise margin by 1.9 percentage points.  The increase in merchandise margin is primarily due to improved initial sell-throughs of merchandise and a favorable shift in the sales mix to higher margin classifications.

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

SG&A increased by $30.0 million for the first twenty-six weeks of 2008 compared to the first twenty-six weeks of 2007. The increase in SG&A was primarily attributable to a $13.4 million increase in store-line expenses, primarily volume-related payroll; a $9.7 million increase in corporate expenses, consisting of incentive and stock-based compensation and other corporate expenses; $3.3 million of higher store transaction costs, including e-commerce costs and store operations costs resulting primarily from new store growth and higher sales; a $2.8 million increase in benefits, and higher marketing costs of $0.8 million.

SG&A decreased by 0.1 percentage point, as a percentage of net sales, for the first twenty-six weeks of 2008 compared to the first twenty-six weeks of 2007. The leveraging impact of store-line expenses related to payroll, marketing, and other expenses resulted in a decrease of 0.6 percentage point in SG&A, as a percentage of net sales.  These savings were offset by a 0.5 percentage point increase in corporate expenses, which consisted of incentive compensation, stock-based compensation and other corporate expenses.

Interest income and income taxes

Interest income decreased by $3.7 million for the first twenty-six weeks of 2008 compared to the same period in 2007.  The decrease was primarily due to cash used for share repurchases of $266.7 million during fiscal 2007, including the accelerated share repurchase program (“ASR”) to repurchase $125.0 million of our common shares in the fourth quarter of 2007.

The effective income tax rate was 40.5% for the first twenty-six weeks of 2008 and 39.2% for 2007.  The increase in the effective tax rate was primarily due to nondeductible officers’ compensation and a reduction in tax exempt interest income.

Net income

Net income was $38.6 million, or $0.57 per diluted share, for the first twenty-six weeks of 2008, compared to net income of $28.5 million, or $0.36 per diluted share, for the first twenty-six weeks of 2007.  Earnings per share increased by 58% for the first twenty-six weeks of 2008 due to both an increase in net income and less weighted average shares outstanding, resulting from the Company’s repurchase of its common stock.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement and enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents and through periodic use of our credit facility.  At August 2, 2008, we had working capital of $103.0 million and cash and cash equivalents of $70.8 million.

The following table sets forth our cash flows for the period indicated:

	26 weeks ended
	August 2, 2008	August 4, 2007
	(In thousands)
Net provided by (cash used) in operating activities	$3,462	$(21,739)
Net cash used in investing activities	(46,609)	(9,049)
Net cash provided by (used in) financing activities	2,216	(4,752)
Effect of exchange rate changes	(204)	(4)
Net decrease in cash and cash equivalents	$(41,135)	$(35,544)

Operating activities — Net cash provided by operating activities increased by $25.2 million for the first twenty-six weeks of 2008 compared to the same period in 2007.  This increase was primarily attributable to the increase of $20.2 million in cash generated through net income, as adjusted for depreciation and amortization and other non-cash items.  Consolidated merchandise inventories increased by 22%, and by 9% on a per square foot basis, as of August 2, 2008 as compared to August 4, 2007.

Due to the seasonality of our business, we have historically generated a significant portion of our cash flows from operating activities in the second half of the year, and we expect this trend to continue through the balance of this year.

Capital requirements — Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores, and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures.  We opened 51 Aéropostale stores in our new store format during the first twenty-six weeks of 2008, which included 10 stores in Canada and two stores in Puerto Rico.  In addition, during the first twenty-six weeks of 2008, we remodeled and renovated 10 existing Aéropostale stores.  Capital expenditures for the full year of 2008 are expected to approximate $80.0 million for new and remodeled stores as well as for other initiatives.

We had no short-term investments at either August 2, 2008 or February 2, 2008.  We had $39.5 million in short-term investments as of August 4, 2007, consisting of auction rate debt and preferred stock securities. These securities were all sold during fiscal 2007.

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

During the second quarter of 2008, the Company repurchased 93,000 shares of our common stock for $2.9 million, as compared to repurchases of 376,500 shares for $10.7 million during the second quarter of 2007.  During the first twenty-six weeks of 2008, the Company repurchased 93,000 shares for $2.9 million, as compared to repurchases of 586,500 shares for $16.4 million during the first twenty-six weeks of 2007.

     The Company has approximately $130.9 million of repurchase authorization remaining under its $600.0 million share repurchase program as of August 2, 2008.

On November 13, 2007, the Company entered into an amended and restated revolving credit facility with Bank of America, N.A., as Lender which expanded its availability from a maximum of $75.0 million to $150.0 million (the “Credit Facility”).  The Credit Facility provides for a $150.0 million revolving credit line. The Credit Facility is available for working capital and general corporate purposes.  A portion of the availability under the Credit Facility was used to fund the Company’s ASR to repurchase $125.0 million of its common shares in fiscal 2007.  The Credit Facility is scheduled to mature on November 13, 2012.

Contractual Obligations

The following table summarizes our contractual obligations as of August 2, 2008:

		Payments Due
		Balance of	In 2009	In 2011	After
	Total	2008	And 2010	and 2012	2012
	(In thousands)
Contractual Obligations
Operating leases	$687,684	$55,519	$192,464	$173,634	$266,067
Employment agreements	20,997	1,613	19,384	—	—
Sponsorship and advertising contracts	725	725	—	—	—
Total contractual obligations	$709,406	$57,857	$211,848	$173,634	$266,067

The operating leases included in the above table do not include contingent rent based upon sales volume, which represents approximately 15% of minimum lease obligations in each year, or variable costs such as maintenance, insurance and taxes, which represents approximately 60% of minimum lease obligations in each year.

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

There were no financial guarantees outstanding as of August 2, 2008. We had no commercial commitments outstanding as of August 2, 2008.

Effective at the beginning of the first quarter of 2007, we adopted FIN No. 48 as described in Note 12 to the Notes to Unaudited Condensed Financial Statements. Our total liabilities for unrecognized tax benefits were $3.8 million at August 2, 2008. We cannot reasonably estimate the period of future payments for these liabilities. Therefore these liabilities were not included in the above table.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of August 2, 2008, we have not issued any letters of credit.

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

As of August 2, 2008, there have been no material changes to any of the critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

As of August 2, 2008, the Company had no outstanding borrowings under its Credit Facility.  In addition, the Company had no stand-by or commercial letters of credit issued under the Credit Facility. To the extent that the Company may borrow pursuant to the Credit Facility in the future, it may be exposed to market risk related to interest rate fluctuations.

The Company is exposed to foreign currency risk as a result of entering the Canadian market in July 2007.  The Company is subject to changes in the foreign currency exchange rates in the Canadian dollar, which could impact its financial condition.  Foreign exchange risk arises from the Company’s exposure to fluctuation in foreign currency exchange rates because its reporting currency is the U.S. dollar.  The Company also faces transactional currency exposures relating to merchandise that its Canadian subsidiary purchases using U.S. dollars.  The Company does not hedge its exposure to this currency exchange fluctuation.  A 10 percent movement in quoted foreign currency exchange rates could result in a translation fluctuation of approximately $1.6 million in the Company’s net investment, which would be recorded in other comprehensive income as an unrealized gain or loss.

Item 4.                       Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  Pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our second quarter ended August 2, 2008, our disclosure controls and procedures are effective.

(b) Changes in internal controls:  During the period covered by this quarterly report, there have been no changes in our internal controls over our financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

PART II — OTHER INFORMATION

Item 1.                       Legal Proceedings

On January 15, 2008, we learned that the Securities and Exchange Commission (the “SEC”) had issued a formal order of investigation with respect to matters arising from those events disclosed in our Form 8-K, dated November 8, 2006, which resulted from the activities of Christopher L. Finazzo, our former Executive Vice President and Chief Merchandising Officer. The SEC’s investigation is an on-going non-public, fact-finding inquiry to determine whether any violations of law have occurred. We continue to cooperate fully with the SEC in its investigation.

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

If we were unable to identify and respond to consumers’ fashion preferences, domestically and/or internationally, in a timely manner, our profitability would decline.

We may not be able to keep pace with the rapidly changing fashion trends, both domestically and/or internationally, and consumer tastes inherent in the teen apparel industry. We produce casual, comfortable apparel, a majority of which displays either the “Aéropostale” or “Aéro” logo. There can be no assurance that fashion trends will not move away from casual clothing or that we will not have to alter our design strategy to reflect changes in consumer preferences. Failure to anticipate, identify or react appropriately to changes in styles, trends, desired images or brand preferences, could have a material adverse effect on our sales, financial condition and results of operations.

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

Foreign suppliers manufacture most of our merchandise and the availability and costs of these products may be negatively affected by risks associated with inflationary economic conditions or international trade.

Trade restrictions such as increased tariffs or quotas, or both, could affect the importation of apparel generally and increase the cost and reduce the supply of merchandise available to us. Much of our merchandise is sourced directly from foreign vendors in Europe, Asia and Central America. In addition, many of our domestic vendors maintain production facilities overseas. Global inflationary economic conditions are likely to increase the costs of manufacturing the goods we sell in our stores.   Any reduction in merchandise available to us or any increase in its cost due to inflationary economic conditions or tariffs, quotas or local political issues could have a material adverse effect on our results of operations. If manufacturing costs were to rise significantly, our business may be adversely affected.

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

We expect that the introduction of new brand concepts and other business opportunities will play an important role in our overall growth strategy.    Our ability to succeed in these new brands requires significant expenditures and management attention. Additionally, any new brand is subject to certain risks including customer acceptance, competition, product differentiation, the ability to attract and retain qualified personnel, including management and designers, diversion of management’s attention from our core Aéropostale business and the ability to obtain suitable sites for new stores. There can be no assurance that these new brands will grow or become profitable.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our common stock from time to time under a $600.0 million stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. Our purchases of treasury stock for the second quarter of 2008 and remaining availability pursuant to our share repurchase program were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a)
				(In thousands)
May 4 to May 31, 2008	—	$—	—	$133,760
June 1 to July 5, 2008	40,000	$31.41	40,000	$132,502
July 6 to August 2, 2008	53,000	$30.68	53,000	$130,875
Total	93,000	$30.99	93,000
__________

(a)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

Item 3.                       Defaults Upon Senior Securities

Not applicable.

Item 4.                       Submission of Matters to a Vote of Security Holders

(a) In accordance with the Company's Notice of Annual Meeting and Proxy statement dated May 12, 2008, the Company held its Annual Meeting of Stockholders on June 18, 2008. Holders of 60,653,108 shares of the Company's common stock were present in person or by proxy representing approximately 91% of the Company's 66,883,392 shares outstanding on the record date. The matters set forth in the paragraphs below were submitted to a vote of the Company's stockholders.

     (b) The following persons were elected as members of the Board of Directors to serve a term of one year and until their successors shall have been duly elected and qualified:

Name of Nominee	Votes For	Votes Withheld
Julian R. Geiger	59,938,166	714,942
Bodil Arlander	60,513,758	139,350
Ronald R. Beegle	60,521,294	131,814
Evelyn Dilsaver	60,525,709	127,399
John Haugh	60,516,394	136,714
Robert B. Chavez	60,515,160	137,948
Mindy C. Meads	60,524,862	128,246
Karin Hirtler-Garvey	60,529,805	123,303
John D. Howard	60,514,388	138,720
David B. Vermylen	60,519,725	133,383

(C) The proposal to ratify Deloitte & Touche LLP as the company’s independent registered public accounting firm for 2008, which was approved and recommended by the Company’s Audit Committee of the Board of Directors, was approved by a majority of the shares voted as follows:

Votes For	Votes Against	Abstentions
59,760,676	853,234	39,198

Item 5.                       Other Information

Not applicable.

Item 6.                       Exhibits

Exhibit No.	Description
31.1	Certification by Julian R. Geiger, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Michael J. Cunningham, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
____________

*	Filed herewith.
**	Furnished herewith.

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

Dated: September 4, 2008