Form 10-Q
period 2008-12-09
AEROPOSTALE INC
filed 2008-12-09
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2008
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

The Registrant had 66,817,186 shares of common stock issued and outstanding as of November 28, 2008.

AÉROPOSTALE, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	November 1, 2008	February 2, 2008	November 3, 2007
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$107,198	$111,927	$122,553
Merchandise inventory	206,857	136,488	192,301
Tenant allowances receivable	10,264	5,147	7,481
Prepaid expenses	18,549	13,604	13,368
Deferred income taxes	12,961	12,961	8,129
Other current assets	4,050	4,560	4,979
Total current assets	359,879	284,687	348,811
Fixtures, equipment and improvements, net	258,353	213,831	225,364
Intangible assets	—	—	1,400
Deferred income taxes	17,696	13,073	6,448
Other assets	2,540	2,578	1,384
TOTAL ASSETS	$638,468	$514,169	$583,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$136,738	$99,369	$133,475
Accrued compensation	27,635	23,076	19,007
Income taxes payable	7,094	27,401	9,445
Accrued expenses	52,966	47,541	48,554
Total current liabilities	224,433	197,387	210,481
Deferred rent and tenant allowances	104,291	96,888	96,996
Retirement benefit plan liabilities	22,089	18,919	17,185
Uncertain tax contingency liabilities	2,523	3,699	3,929

Commitments and contingent liabilities (See note 11)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 90,281; 89,908 and 89,786 shares issued and outstanding, respectively	903	899	898
Additional paid-in capital	142,627	124,052	120,139
Accumulated other comprehensive loss	(9,016)	(4,650)	(3,459)
Retained earnings	625,107	543,911	479,174
Treasury stock, 23,464; 23,224 and 18,437 shares, respectively at cost	(474,489)	(466,936)	(341,936)
Total stockholders’ equity	285,132	197,276	254,816
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$638,468	$514,169	$583,407

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	13 weeks ended		39 weeks ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	(Unaudited)

Net sales	$482,037	$412,576	$1,195,514	$999,594

Cost of sales (includes certain buying, occupancy and warehousing expenses)	308,586	268,732	784,849	670,169

Gross profit	173,451	143,844	410,665	329,425

Selling, general and administrative expenses	103,084	86,261	275,828	229,013

Income from operations	70,367	57,583	134,837	100,412

Interest income	210	1,989	530	5,963

Income before income taxes	70,577	59,572	135,367	106,375

Income taxes	27,931	23,564	54,170	41,913

Net income	$42,646	$36,008	$81,197	$64,462

Basic earnings per share	$0.64	$0.48	$1.21	$0.84

Diluted earnings per share	$0.63	$0.48	$1.20	$0.84

Weighted average basic shares	66,851	74,659	66,835	76,590

Weighted average diluted shares	67,646	75,016	67,556	77,130

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	39 weeks ended
	November 1, 2008	November 3, 2007
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$81,197	$64,462
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	30,576	25,575
Stock-based compensation	12,521	6,675
Excess tax benefits from stock-based compensation	(2,300)	(4,647)
Other	(4,893)	(5,471)
Changes in operating assets and liabilities:
Merchandise inventory	(71,358)	(90,815)
Accounts payable	37,735	69,557
Other assets and liabilities	(14,104)	(17,793)

Net cash provided by operating activities	69,374	47,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(72,457)	(71,963)
Purchase of short-term investments	—	(313,572)
Proceeds from sale of short-term investments	—	389,795

Net cash (used in) provided by investing activities	(72,457)	4,260

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(6,680)	(141,692)
Proceeds from exercise of stock options	3,757	7,692
Excess tax benefits from stock-based compensation	2,300	4,647

Net cash used in financing activities	(623)	(129,353)

Effect of exchange rate changes	(1,023)	39

Net decrease in cash and cash equivalents	(4,729)	(77,511)

Cash and cash equivalents, beginning of year	111,927	200,064

Cash and cash equivalents, end of period	$107,198	$122,553

Supplemental Disclosure of Cash Flow Information:

Non-cash operating and investing activities	$5,260	$3,385

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories for young women and men. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and men. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a contemporary lifestyle brand targeting trend-aware young women and men aged 18 to 25. As of November 1, 2008, we operated 905 stores, consisting of 863 Aéropostale stores in 48 states and Puerto Rico, 28 Aéropostale stores in Canada and 14 Jimmy’Z stores in 11 states, in addition to our Aéropostale e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).

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

Our business is highly seasonal, and historically we have realized a significant portion of our sales, net income, and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in the third quarter and the holiday selling season in the fourth quarter. Therefore, our interim period consolidated financial statements may not be indicative of our full-year results of operations, financial condition or cash flows. These financial statements should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended February 2, 2008.

References to “2008” mean the 52-week period ending January 31, 2009, and references to “2007” mean the 52-week period ended February 2, 2008. References to “the third quarter of 2008” mean the thirteen-week period ended November 1, 2008, and references to “the third quarter of 2007” mean the thirteen-week period ended November 3, 2007.

2.  Common Stock Split

On July 11, 2007, the Company announced a three-for-two stock split on all shares of its common stock.  The stock split was distributed on August 21, 2007 in the form of a stock dividend to all shareholders of record on August 6, 2007.

3.  Revenue Recognition

Sales revenue is recognized at the “point of sale” in the Company’s stores and at the time its e-commerce customers take possession of merchandise. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized.  Also included in sales revenue is shipping revenue from our e-commerce customers.  Sales revenue related to gift cards and the issuance of store credits are recognized when they are redeemed, along with a portion estimated to be unredeemed.  In the fourth quarter of fiscal 2007, we relieved our legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction.  We therefore determined that the likelihood of certain gift cards being redeemed by the customer was remote, based upon historical redemption patterns of gift cards. For those gift cards that we determine redemption to be remote, we reverse the liability, and record gift card breakage income in net sales.  Gift card breakage recorded during the first thirty-nine weeks of 2008 was not material.

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

Selling, general and administrative expenses, or “SG&A”, include costs related to selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, maintenance costs, insurance and legal expenses, store pre-opening costs and other corporate level expenses. Store pre-opening costs include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.

5.  Other Comprehensive Income

The following table sets forth the components of other comprehensive income:

	13 weeks ended		39 weeks ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	(In thousands)
Net income	$42,646	$36,008	$81,197	$64,462
Pension related adjustments, net of tax of $137, $9, $411 and $28, respectively	(205)	(14)	(615)	(41)
Foreign currency translation adjustment [1]	(3,184)	1,543	(3,751)	1,590
Other comprehensive income	$39,257	$37,537	$76,831	$66,011

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in the Company’s subsidiary in Canada.

6.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended		39 weeks ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	(In thousands, except per share data)
Net income	$42,646	$36,008	$81,197	$64,462
Weighted average basic shares	66,851	74,659	66,835	76,590
Impact of dilutive securities	795	357	721	540
Weighted average diluted shares	67,646	75,016	67,556	77,130
Earnings per basic share	$0.64	$0.48	$1.21	$0.84
Earnings per diluted share	$0.63	$0.48	$1.20	$0.84

Options to purchase 4,000 shares during the third quarter of 2008 and options to purchase 734,000 shares during the third quarter of 2007 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.  Options to purchase 22,000 shares during the first thirty-nine weeks of 2008 and 295,000 shares during the first thirty-nine weeks of 2007 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

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

Events of default under the Credit Facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, institution of legal process or proceedings under federal, state or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the Lender will be entitled to take various actions, including the acceleration of amounts due thereunder and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility, and declare all amounts outstanding to be immediately due and payable.  As of November 1, 2008, the Company is not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.  As of November 1, 2008, the Company had no outstanding balances or stand-by or commercial letters of credit issued under the Credit Facility.

8.  Retirement Benefit Plans

The Company maintains a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of its employees who meet certain requirements. Under the terms of the plan, employees may contribute up to 14% of their gross earnings and the Company will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants. The Company also has the option to make additional contributions. Matching contributions vest over a five-year service period with 20% vesting after two years and 50% vesting after year three. Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after year five.

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

The components of net periodic pension benefit cost are as follows:

	13 weeks ended		39 weeks ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	(In thousands)
Service cost	$164	$134	$492	$402
Interest cost	287	225	860	675
Amortization of prior experience cost	19	19	56	57
Amortization of net loss	149	105	446	315
Net periodic pension benefit cost	$619	$483	$1,854	$1,449

The Company maintains a long-term incentive deferred compensation plan for the purpose of providing long-term incentive to a designated group of management. The plan is a non-qualified, defined contribution plan and is not funded. Participants in this plan include all employees designated by the Company as Vice President, or other higher-ranking positions, who are not participants in the SERP. Annual monetary credits are recorded to each participant’s account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant’s account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants’ accounts will be fully vested upon retirement after completing five years of service and attaining age 55.

The Company maintains a postretirement benefit plan for certain officers. The Company had liabilities of $0.7 million, $0.7 million and $0.6 million as of November 1, 2008, February 2, 2008 and November 3, 2007, respectively, in connection with this plan.

9.  Stock Repurchase Program

The Company repurchases its common stock from time to time under a stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward.  During the third quarter of 2008, the Company repurchased 115,000 shares of our common stock for $3.8 million, as compared to repurchases of 6,291,878 shares for $125.1 million during the third quarter of 2007.  During the first thirty-nine weeks of 2008, the Company repurchased 208,000 shares for $6.7 million, as compared to repurchases of 6,878,378 shares for $141.5 million during the first thirty-nine weeks of 2007.

As of November 1, 2008, the Company has approximately $127.1 million of repurchase authorization remaining under its $600.0 million share repurchase program.

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

The Company determined expected volatilities based on the Company’s past four years of historical volatilities.  The Company has elected to use the simplified method for estimating its expected term as allowed by SAB 107, and extended by SAB 110, to determine expected life.  The Company has concluded that it cannot yet rely on its historical exercise data to estimate the future exercise behavior of its employees.  Therefore, in accordance with SAB 110, the Company has continued to utilize the simplified method to estimate the expected term for its stock options granted and will continue to evaluate the appropriateness of utilizing such method.   The risk-free interest rate is indexed to the five-year Treasury note interest at the date of grant and the expected forfeiture rate is based on the Company’s historical forfeiture information.

In accordance with SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant based on the following assumptions for grants in the respective periods:

	2008	2007
Expected volatility	43%	45%
Expected term	5.25 years	5.25 years
Risk-free interest rate	2.68%	4.50%
Expected dividend yield	0%	0%
Expected forfeiture rate	25%	20%

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

 During the third quarter of 2008, the Company granted 4,000 stock options at a weighted-average grant date fair value of $13.24 compared to 21,000 stock options at a weighted-average grant date fair value of $9.42 during the third quarter of 2007.  During the first thirty-nine weeks of 2008, the Company granted 108,600 stock options at a weighted-average grant date fair value of $12.10 compared to 580,516 stock options at a weighted-average grant date fair value of $12.36 during the first thirty-nine weeks of 2007.

A summary of stock option activity during the first thirty-nine weeks of 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of February 2, 2008	1,659	$19.58
Granted	109	$28.57
Exercised	(251)	$14.94
Cancelled	(56)	$23.70
Outstanding as of November 1, 2008	1,461	$20.89	5.14	$6.5
Exercisable as of November 1, 2008	709	$17.08	4.14	$5.3

We recognized $0.9 million in compensation expense related to stock options in the third quarter of 2008 and $1.2 million in the third quarter of 2007.  For the thirty-nine weeks ended November 1, 2008, we recognized $2.8 million in compensation expense as compared to $3.5 million for the thirty-nine weeks ended November 3, 2007.

For the thirty-nine weeks ended November 1, 2008, the intrinsic value of options exercised was $2.4 million as compared to $7.3 million for the thirty-nine weeks ended November 3, 2007.

As of November 1, 2008, there was $6.1 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining weighted-average vesting period of 2.8 years.

During the third quarter of 2008, the Company granted 3,000 shares of non-vested stock at a weighted-average grant date fair value of $32.99 compared to 4,984 shares of non-vested stock at a weighted-average grant date fair value of $20.67 during the third quarter of 2007.  During the first thirty-nine weeks of 2008, the Company granted 164,775 shares of non-vested stock at a weighted-average grant date fair value of $28.65 compared to 252,513 shares of non-vested stock at a weighted-average grant date fair value of $26.77 during the first thirty-nine weeks of 2007.

A summary of non-vested stock activity during the first thirty-nine weeks of 2008 is as follows:

Number of Shares
(In thousands)
Non-vested stock as of February 2, 2008	907
Granted	165
Vested	(123)
Cancelled	(25)
Non-vested stock as of November 1, 2008	924

Total compensation expense is being amortized over the vesting period. Compensation expense related to non-vested stock activity was $2.9 million for the third quarter of 2008 compared to $1.1 million for the third quarter of 2007.  For the thirty-nine weeks ended November 1, 2008, compensation expense was $8.6 million compared to $2.9 million for the thirty-nine weeks ended November 3, 2007.

As of November 1, 2008, there was $9.5 million of unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over the weighted average period of 0.9 years.

11.  Commitments and Contingent Liabilities

The Company is party to various litigation matters and proceedings in the ordinary course of business. In the opinion of the Company’s management, dispositions of these matters are not expected to have a material adverse affect on its financial position, results from operations or cash flows.  As of November 1, 2008, the Company has not issued any third party guarantees.

12. Income Taxes

The Company reviews the annual effective tax rate on a quarterly basis and makes necessary changes if information or events merit. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occur); changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occur); or impacts from tax law changes.  To the extent such changes impact our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occur.

Effective at the beginning of the first quarter of 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in income taxes. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense.

For the first thirty-nine weeks of 2008, the Company’s unrecognized tax benefits decreased by $9.0 million, due to the settlement of an IRS examination and various state audits.  As a result, the Company had $2.5 million of unrecognized tax benefit related to uncertain tax contingency liabilities remaining as of November 1, 2008, including accrued penalties and interest of $0.6 million.  Net uncertain tax positions of $1.3 million as of November 1, 2008, which is inclusive of interest and penalties, would favorably impact our effective tax rate if these net liabilities were reversed.

The Company files income tax returns in the U.S. and in various states, Canada and Puerto Rico.  The Company’s U.S. federal filings for the years 2002 through 2005 were examined and the Company reached a settlement with the IRS in the fourth quarter of fiscal 2007.  In the first thirty-nine weeks of 2008, the Company paid approximately $7.7 million related to this examination.  The examination liability related to the timing of taxable revenue from non-redeemed gift cards.  For state tax purposes, the Company’s 2003 through 2006 tax years remain open for examination by the tax authorities under a four-year statute of limitations. However, certain states may keep their statute open for six to ten years.

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

Introduction

References to the “Company,” “we,” “us,” or “our” mean Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories for young women and men. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and men. Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., is a contemporary lifestyle brand targeting trend-aware young women and men aged 18 to 25. As of November 1, 2008, we operated 905 stores, consisting of 863 Aéropostale stores in 48 states and Puerto Rico, 28 Aéropostale stores in Canada and 14 Jimmy’Z stores in 11 states, in addition to our Aéropostale e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” is intended to provide information to help you better understand our financial condition and results of operations. Our business is highly seasonal, and historically we realize a significant portion of our sales, net income, and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in our third quarter and the holiday selling season in our fourth quarter. Therefore, our interim period consolidated financial statements may not be indicative of our full-year results of operations, financial condition or cash flows. We recommend that you read this section along with our condensed consolidated financial statements included in this report and along with our Annual Report on Form 10-K for the year ended February 2, 2008.

On July 11, 2007, the Company announced a three-for-two stock split on all shares of its common stock.  The stock split was distributed on August 21, 2007 in the form of a stock dividend to all shareholders of record on August 6, 2007.

The discussion in the following section is on a consolidated basis, unless indicated otherwise.

Results of Operations

Overview

We achieved net sales of $482.0 million for the third quarter of 2008, or a 17% increase when compared to the third quarter of 2007.  The increase in net sales for the third quarter of 2008 was driven primarily by average square footage growth of 11% and an increase in comparable store sales of 7%.  Gross profit, as a percentage of net sales, increased by 1.1 percentage points for the third quarter of 2008 due primarily to increased merchandise margin.  SG&A, as a percentage of net sales, increased by 0.5 percentage points for the third quarter of 2008.  Interest income decreased by $1.8 million for the third quarter of 2008 compared to the same period in 2007, which was due primarily to a lower average balance of cash and cash equivalents during the period as a result of cash used for share repurchases during fiscal 2007.  The effective income tax rate was 39.6% for both the third quarter of 2008 and 2007.  Net income for the third quarter of 2008 was $42.6 million, or $0.63 per diluted share, compared to net income of $36.0 million, or $0.48 per diluted share, for the third quarter of 2007.

As of November 1, 2008, we had working capital of $135.4 million, cash and cash equivalents of $107.2 million and no short-term investments.  Consolidated merchandise inventories increased by 8% but decreased by 3% on a per square foot basis, at November 1, 2008, compared to November 3, 2007.

We operated 905 stores at November 1, 2008, an increase of 10% from the same period last year, which was due to additional new stores in the U.S. and our expansion into Canada and Puerto Rico.

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		39 weeks ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.0%	34.9%	34.4%	33.0%
Selling, general and administrative expenses	21.4%	20.9%	23.1%	23.0%
Income from operations	14.6%	14.0%	11.3%	10.0%
Interest income	0.0%	0.4%	0.0%	0.6%
Income before income taxes	14.6%	14.4%	11.3%	10.6%
Income taxes	5.8%	5.7%	4.5%	4.2%
Net income	8.8%	8.7%	6.8%	6.4%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 weeks ended		39 weeks ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales (in millions)	$482.0	$412.6	$1,195.5	$999.6
Total store count at end of period	905	823	905	823
Comparable store count at end of period	782	720	782	720
Net sales growth	17%	7%	20%	10%
Comparable store sales change	7%	2%	9%	0%
Comparable average unit retail change	8%	(5)%	3%	(4)%
Comparable units per sales transaction change	1%	4%	2%	2%
Comparable sales transaction change	(1)%	4%	4%	2%
Net sales per average square foot	$144	$138	$373	$352
Gross profit (in millions)	$173.5	$143.8	$410.7	$329.4
Income from operations (in millions)	$70.4	$57.6	$134.8	$100.4
Diluted earnings per share	$0.63	$0.48	$1.20	$0.84
Average square footage growth over comparable period	11%	11%	11%	10%
Change in total inventory over comparable period	8%	15%	8%	15%
Change in inventory per square foot over comparable period	(3)%	3%	(3)%	3%
Percentages of net sales by category:
Young Women’s	71%	73%	71%	73%
Young Men’s	29%	27%	29%	27%

Comparison of the 13 weeks ended November 1, 2008 to the 13 weeks ended November 3, 2007

Net Sales

Net sales for the third quarter of 2008 increased by $69.4 million, or by 17% compared to the same period last year.  The increase in net sales was driven primarily by average square footage growth of 11% and an increase in comparable store sales of 7%.  Comparable store sales increased in both our young women’s and young men’s categories.  The overall comparable store sales increase reflected a 1% increase in units per sales transaction and an 8% increase in average unit retail, which was partially offset by a 1% decrease in the number of sales transactions.  Non-comparable store sales increased by $42.5 million, or by 10%, due primarily to 82 more stores open at the end of the third quarter of 2008 compared to the end of the third quarter of 2007.

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

Gross profit, as a percentage of net sales, increased by 1.1 percentage points for the third quarter of 2008 compared to the same period last year. The increase was due to an increase in merchandise margin of 1.8 percentage points which was due primarily to improved initial sell-through of merchandise and a favorable shift in the sales mix.  This was offset partially by higher occupancy costs and e-commerce freight costs.

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

SG&A increased by $16.8 million for the third quarter of 2008 compared to the third quarter of 2007. The increase in SG&A was attributable primarily to a $6.3 million increase in corporate expenses, consisting of incentive and stock-based compensation and other corporate expenses; a $5.8 million increase in store-line expenses, primarily volume-related payroll; $1.8 million of higher transaction costs, including e-commerce costs and store operations costs resulting primarily from new store growth and higher sales; a $1.6 million increase in marketing and $1.4 million increase in benefits costs, which consisted of medical expenses and payroll taxes resulting from increased headcount.

SG&A increased by 0.5 percentage points, as a percentage of net sales, for the third quarter of 2008 compared to the third quarter of 2007.  The increase is attributed to 0.6 percentage points of higher incentive compensation, 0.3 percentage points of higher stock-based compensation and 0.2 percentage points of increased e-commerce fees reflecting sales growth in this business.  This was offset partially by 0.6 percentage points related to the leveraging of store-line and corporate expenses.

Interest income and income taxes

Interest income decreased by $1.8 million for the third quarter of 2008 compared to the same period in 2007.  The decrease was due primarily to a lower average balance of cash and cash equivalents during the period as a result of cash used for share repurchases of $266.7 million during fiscal 2007, including the accelerated share repurchase program (“ASR”) to repurchase $125.0 million of our common shares during the fourth quarter of 2007.

The effective income tax rate was 39.6% for both the third quarter of 2008 and 2007.

Net income

Net income was $42.6 million, or $0.63 per diluted share, for the third quarter of 2008, compared to net income of $36.0 million, or $0.48 per diluted share, for the third quarter of 2007.  Earnings per share increased by 31% for the third quarter of 2008 due to both an increase in net income and fewer weighted average shares outstanding, resulting from the Company’s repurchase of its common stock.

Comparison of the 39 weeks ended November 1, 2008 to the 39 weeks ended November 3, 2007

Net Sales

Net sales for the first thirty-nine weeks of 2008 increased by $195.9 million, or by 20% compared to the same period last year.  The increase in net sales was driven primarily by average square footage growth of 11% and an increase in comparable store sales of 9%.  Comparable store sales increased in both our young women’s and young men’s categories.  The overall comparable store sales increase reflected a 4% increase in the number of sales transactions, a 3% increase in average unit retail and a 2% increase in units per sales transaction.  Non-comparable store sales increased by $111.9 million, or by 11%, due primarily to 82 more stores open at the end of the first thirty-nine weeks of 2008 compared to the end of the first thirty-nine weeks of 2007.

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

Gross profit, as a percentage of net sales, increased by 1.4 percentage points for the first thirty-nine weeks of 2008 compared to the same period last year. The increase was due to an increase in merchandise margin of 1.9 percentage points and 0.2 percentage points due to leveraging of occupancy costs.  The increase in merchandise margin is due primarily to improved initial sell-through of merchandise and a favorable shift in the sales mix to higher margin classifications.  The above mentioned increases were offset partially by higher distribution and transportation costs.

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

SG&A increased by $46.8 million for the first thirty-nine weeks of 2008 compared to the first thirty-nine weeks of 2007. The increase in SG&A was attributable primarily to a $19.2 million increase in volume-related store-line payroll; a $16.0 million increase in corporate expenses, consisting of incentive and stock-based compensation and other corporate expenses; $5.1 million of higher store transaction costs, including e-commerce costs and store operations costs resulting from new store growth and higher sales; a $4.2 million increase in benefits, and higher marketing costs of $2.4 million.

SG&A increased by 0.1 percentage point, as a percentage of net sales, for the first thirty-nine weeks of 2008 compared to the first thirty-nine weeks of 2007.

Interest income and income taxes

Interest income decreased by $5.4 million for the first thirty-nine weeks of 2008 compared to the same period in 2007.  The decrease was due primarily to a lower average balance of cash and cash equivalents during the period as a result of cash used for share repurchases of $266.7 million during fiscal 2007, including the accelerated share repurchase program (“ASR”) to repurchase $125.0 million of our common shares in the fourth quarter of 2007.

The effective income tax rate was 40% for the first thirty-nine weeks of 2008 and 39.4% for 2007.  The increase in the effective tax rate was due primarily to nondeductible officers’ compensation and a reduction in tax exempt interest income offset partially by higher tax credits.

Net income

Net income was $81.2 million, or $1.20 per diluted share, for the first thirty-nine weeks of 2008, compared to net income of $64.5 million, or $0.84 per diluted share, for the first thirty-nine weeks of 2007.  Earnings per share increased by 43% for the first thirty-nine weeks of 2008 due to both an increase in net income and fewer weighted average shares outstanding, resulting from the Company’s repurchase of its common stock.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement or enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents, and potentially through periodic use of our credit facility.  At November 1, 2008, we had working capital of $135.4 million, cash and cash equivalents of $107.2 million and no debt outstanding.

The following table sets forth our cash flows for the period indicated:

	39 weeks ended
	November 1, 2008	November 3, 2007
	(In thousands)
Net provided by in operating activities	$69,374	$47,543
Net cash (used in) provided by investing activities	(72,457)	4,260
Net cash used in financing activities	(623)	(129,353)
Effect of exchange rate changes	(1,023)	39
Net decrease in cash and cash equivalents	$(4,729)	$(77,511)

Operating activities — Net cash provided by operating activities increased by $21.8 million for the first thirty-nine weeks of 2008 compared to the same period in 2007.  This increase was attributable primarily to the increase of $30.5 million in cash generated through net income, as adjusted for depreciation and amortization and other non-cash items, which was offset partially by the timing of payment of accounts payable.  Consolidated merchandise inventories increased by 8%, but decreased by 3% on a per square foot basis, as of November 1, 2008 as compared to November 3, 2007.

Due to the seasonality of our business, we have historically generated a significant portion of our cash flows from operating activities in the second half of the year, and we expect this trend to continue through the balance of this year.

Capital requirements — Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores, and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures.  We opened 77 Aéropostale stores in our new store format during the first thirty-nine weeks of 2008, which included 16 stores in Canada and 3 stores in Puerto Rico.  In addition, during the first thirty-nine weeks of 2008, we remodeled and renovated 18 existing Aéropostale stores.  Capital expenditures for the full year of 2008 are expected to approximate $80.0 million for new and remodeled stores as well as for other initiatives.

We had no short-term investments at November 1, 2008, February 2, 2008 or November 3, 2007.

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

During the third quarter of 2008, the Company repurchased 115,000 shares of our common stock for $3.8 million, as compared to repurchases of 6,291,878 shares for $125.1 million during the third quarter of 2007.  During the first thirty-nine weeks of 2008, the Company repurchased 208,000 shares for $6.7 million, as compared to repurchases of 6,878,378 shares for $141.5 million during the first thirty-nine weeks of 2007.

 The Company has approximately $127.1 million of repurchase authorization remaining as of November 1, 2008 under its $600.0 million share repurchase program.

On November 13, 2007, the Company entered into an amended and restated revolving credit facility with Bank of America, N.A., as Lender which expanded its availability from a maximum of $75.0 million to $150.0 million (the “Credit Facility”).  The Credit Facility provides for a $150.0 million revolving credit line. The Credit Facility is available for working capital and general corporate purposes.  A portion of the availability under the Credit Facility was used to fund the Company’s ASR to repurchase $125.0 million of its common shares in fiscal 2007, which was since repaid in November 2007.  The Credit Facility is scheduled to mature on November 13, 2012, and no amounts were outstanding as of November 1, 2008.

Contractual Obligations

The following table summarizes our contractual obligations as of November 1, 2008:

		Payments Due
		Balance of	In 2009	In 2011	After
	Total	2008	and 2010	and 2012	2012
	(In thousands)
Contractual Obligations
Operating leases	$678,042	$31,668	$195,822	$176,930	$273,622
Employment agreements	20,190	806	19,384	—	—
Sponsorship and advertising contracts	725	725	—	—	—
Total contractual obligations	$698,957	$33,199	$215,206	$176,930	$273,622

The operating leases included in the above table do not include contingent rent based upon sales volume, which represents approximately 15% of minimum lease obligations in each year.  In addition, the above table does not include variable costs paid to landlords such as maintenance, insurance and taxes, which represents approximately 60% of minimum lease obligations in each year.

Our open purchase orders are cancelable at any time prior to our receipt of the applicable goods without penalty to us, and were therefore not included in the above table.

In addition to the above table, we project making a benefit payment of approximately $18.0 million from our supplementary executive retirement plan in 2010, which reflects expected future service of our Chairman and Chief Executive Officer through an assumed retirement age of 65.

There were no financial guarantees outstanding as of November 1, 2008. We had no commercial commitments outstanding as of November 1, 2008.

Effective at the beginning of the first quarter of 2007, we adopted FIN No. 48 as described in Note 12 to the Notes to Unaudited Condensed Financial Statements. Our total liabilities for unrecognized tax benefits were $2.5 million at November 1, 2008. We cannot reasonably estimate the period of future payments for these liabilities. Therefore these liabilities were not included in the above table.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of November 1, 2008, we have not issued any letters of credit.

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

As of November 1, 2008, there have been no material changes to any of the critical accounting policies as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

As of November 1, 2008, the Company had no outstanding borrowings under its Credit Facility.  In addition, the Company had no stand-by or commercial letters of credit issued under the Credit Facility. To the extent that the Company may borrow pursuant to the Credit Facility in the future, it may be exposed to market risk related to interest rate fluctuations.

The Company is exposed to foreign currency risk as a result of entering the Canadian market in July 2007.  The Company is subject to changes in the foreign currency exchange rates in the Canadian dollar, which could impact its financial condition.  Foreign exchange risk arises from the Company’s exposure to fluctuation in foreign currency exchange rates because its reporting currency is the U.S. dollar.  The Company also faces transactional currency exposures relating to merchandise that its Canadian subsidiary purchases using U.S. dollars.  The Company does not hedge its exposure to this currency exchange fluctuation.  A 10 percent movement in quoted foreign currency exchange rates could result in a translation fluctuation of approximately $1.4 million in the Company’s net investment, which would be recorded in other comprehensive income as an unrealized gain or loss.

Item 4.                       Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  Pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our third quarter ended November 1, 2008, our disclosure controls and procedures are effective.

(b) Changes in internal controls:  During our third fiscal quarter, there have been no changes in our internal controls over our financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

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

Our sales and operations may be adversely affected by unfavorable local, regional or national economic conditions.

Our business is sensitive to consumer spending patterns and preferences. Various economic conditions affect the level of disposable income consumers have available to spend on the merchandise we offer; including employment, interest rates, taxation, energy costs, the availability of consumer credit ,consumer confidence in future economic conditions and general business conditions. Accordingly, consumer purchases of discretionary items and retail products, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. Therefore, our growth, sales and profitability may be adversely affected by unfavorable economic conditions on a local, regional and/or national level. In addition, any significant decreases in shopping mall traffic could also have a material adverse effect on our results of operations.

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

In order to generate customer traffic, we must locate our stores in prominent locations within successful shopping malls. We cannot control the development of new shopping malls, the availability or cost of appropriate locations within existing or new shopping malls, or the success of individual shopping malls. A significant decrease in shopping mall traffic could have a material adverse effect on our results of operations.  Additionally, the closure of a significant number of shopping malls in which we have stores, either by a single landlord with a large portfolio of malls, or by a number of smaller individual landlords, may have a material adverse effect on our results of operations.

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

Trade restrictions such as increased tariffs or quotas, or both, could affect the importation of apparel generally and increase the cost and reduce the supply of merchandise available to us. Much of our merchandise is sourced directly from foreign vendors in Asia, Central America and Europe. In addition, many of our domestic vendors maintain production facilities overseas. Global inflationary economic conditions would likely increase the costs of manufacturing the goods we sell in our stores.   Any reduction in merchandise available to us or any increase in its cost due to inflationary economic conditions or tariffs, quotas or local political issues could have a material adverse effect on our results of operations. If manufacturing costs were to rise significantly, our business may be adversely affected.

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

We plan to open new stores in markets in which we currently have few or no stores. Our experience in these markets is limited and there can be no assurance that we will be able to develop our brand in these markets or adapt to competitive, merchandising and distribution challenges that may be different from those in our existing markets. Our inability to open new stores successfully and/or penetrate new markets would have a material adverse effect on our revenue and earnings growth.  Additionally, there are a finite number of suitable locations and malls within the United States and Canada in which to locate our Aéropostale stores.  As we reach that maximum number of locations, there can be no assurance we will continue to locate additional suitable locations for our Aéropostale stores, and as such, the future store growth of Aéropostale in the United States and Canada will be adversely affected.

Our growth strategy relies on the continued addition of a significant number of new stores each year, which could strain our resources and cause the performance of our existing stores to suffer.

Our growth will largely depend on our ability to open and operate new stores successfully.  We opened 72 Aéropostale stores in the U.S. including Puerto Rico and 17 Aéropostale stores in Canada during the first forty-three weeks of 2008, 88 Aéropostale stores in fiscal 2007, 74 Aéropostale stores in fiscal 2006 and 105 Aéropostale and 14 Jimmy’Z stores in fiscal 2005.  We expect to continue to open new stores in the future. We also anticipate remodeling a portion of our existing Aéropostale store base at the appropriate times. To the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in previously existing stores in those same markets.  There are however a finite number of suitable locations and malls within the United States and Canada in which to locate our Aéropostale stores.  As we reach that maximum number of locations, there can be no assurance we will continue to find additional locations which are suitable for our Aéropostale stores, and as such, the future store growth of Aéropostale in the United States and Canada will be adversely affected.

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

Our key executive officers have substantial experience and expertise in the retail industry and have made significant contributions to the growth and success of our brands. The unexpected loss of the services of one or more of these individuals could adversely affect us. Specifically, if we were to lose the services of Julian R. Geiger, our Chairman and Chief Executive Officer, Mindy C. Meads, our President and Chief Merchandising Officer, Thomas P. Johnson, our Chief Operating Officer or Michael J. Cunningham, our Chief Financial Officer, our business could be adversely affected.  In addition, departures of any other senior executives or key performers in the Company could also adversely affect our operations.

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

We rely on one third party, GSI Commerce to host our e-commerce website, warehouse all of the inventory sold through our e-commerce website, and fulfill all of our e-commerce sales to our customers. Any significant interruption in the operations of GSI Commerce, over which we have no control, would have a material adverse effect on our e-commerce business.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our common stock from time to time under a $600.0 million stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. Our purchases of treasury stock for the third quarter of 2008 and remaining availability pursuant to our share repurchase program were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a)
				(In thousands)
August 3 to August 30, 2008	—	$—	—	$130,875
August 31 to October 4, 2008	25,000	$33.83	25,000	$130,028
October 5 to November 1, 2008	90,000	$32.73	90,000	$127,079
Total	115,000	$32.97	115,000
__________

(a)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

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

Dated: December 9, 2008