Form 10-K
AEROPOSTALE INC
filed 2009-03-30
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31314
_______________

AÉROPOSTALE, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 31-1443880
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

112 West 34th Street, 22nd floor
New York, NY	10120
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(646) 485-5410

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filed”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 2, 2008 was $2,126,536,259.

67,001,545 shares of Common Stock were outstanding at March 20, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on June 18, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K. This report consists of 53 sequentially numbered pages. The Exhibit Index is located at sequentially numbered page 51.

AÉROPOSTALE, INC.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, all references to “we”, “us”, “our”, “Aéropostale” or the “Company’ refer to Aéropostale, Inc., and its subsidiaries. The term “common stock” means our common stock, $0.01 par value. Our website is located at www.aeropostale.com (this and any other references in this Annual Report on Form 10-K to Aéropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Annual Report on Form 10-K). On our website, we make available, as soon as reasonably practicable after electronic filing with the Securities and Exchange Commission, our annual reports on Form 10-K, quarterly reports on Form 10-Q, annual Proxy filings and current reports on Form 8-K, and any amendments to those reports. All of these reports are provided to the public free of charge.

 Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. The risk factors included in Part I, Item 1A should be read in connection with evaluating our business and future prospects. All forward looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made.

PART I

Item 1.  Business

Overview

Aéropostale, Inc., a Delaware corporation, originally incorporated as MSS-Delaware, Inc. on September 1, 1995 and later changed to Aéropostale, Inc. on February 1, 2000, is a mall-based specialty retailer of casual apparel and accessories. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and young men.  We also sell Aéropostale merchandise through our e-commerce website, www.aeropostale.com. As of January 31, 2009, we operated 914 stores, consisting of 874 Aéropostale stores in 48 states and Puerto Rico, 29 Aéropostale stores in Canada, and 11 Jimmy’Z stores in 10 states.  We plan to close all of the Jimmy’Z stores by the end of the second quarter of fiscal 2009  (see Note 3 to the Notes to Consolidated Financial Statements for a further discussion).

Our Aéropostale concept provides the customer with a focused selection of high-quality, active-oriented, fashion and fashion basic merchandise at compelling values.  We maintain control of our proprietary brands by designing and sourcing all of our merchandise. Our Aéropostale products are sold only at our stores and online through our e-commerce website, www.aeropostale.com. We strive to create a fun, high-energy shopping experience through the use of creative visual merchandising, colorful in-store signage, popular music and an enthusiastic well-trained sales force. Our average Aéropostale store is generally smaller than that of our mall-based competitors.  We believe this enables us to achieve higher sales productivity and project a sense of greater action and excitement in the store.

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

Our fiscal year ends on the Saturday nearest to January 31. Fiscal 2008 was the 52-week period ended January 31, 2009, fiscal 2007 was the 52-week period ended February 2, 2008 and fiscal 2006 was the 53-week period ended February 3, 2007.  Fiscal 2009 will be the 52-week period ending January 30, 2010.

Growth Strategy

Continue to open new Aéropostale stores.  We consider our merchandise in our stores as having broad appeal that continues to provide us with new store expansion opportunities. Over the last three fiscal years we opened 251 new Aéropostale stores. We plan to continue our growth by opening a total of approximately 40 new Aéropostale stores during fiscal 2009, which will include approximately 15 new Aéropostale stores in Canada.  We plan to open stores both in markets where we currently operate stores, and in new markets. (see the section “Stores — Store design and environment” below).

New Concept.  We have developed a new retail store concept called “P.S. from Aéropostale”.  Our new concept will offer casual clothing and accessories focusing on elementary school children between the ages of 7 and 12.  Our new brand will draw from the core competencies of Aéropostale, offering the customer trend-right merchandise at compelling values.  The innovative store format will strive to be a fun, playful and inviting shopping experience for both the parent and child.  The first P.S. from Aéropostale store is planned to open during the second quarter of fiscal 2009.  In addition, we will be launching an e-commerce website at www.ps4u.com shortly thereafter.  We plan to open approximately 10 P.S. from Aéropostale stores during fiscal 2009.

Enhance our brand and increase our store productivity.  We seek to capitalize on the success of our core Aéropostale brand, while continuing to enhance our brand recognition through in-store as well as external marketing initiatives.

We seek to generate comparable store sales growth by increasing net sales per average square foot, increasing average unit retail and increasing transactions. We expect to continue employing our promotional pricing strategies, while also identifying and capitalizing upon developing trends in the market.

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

International Licensing.  During 2008, we signed our first international licensing agreement. Under that agreement, as licensor we will receive guaranteed minimum annual royalty payments from the licensee throughout the term of the agreement, as well as certain support and administrative fees.  The licensee expects to open a minimum of three Aéropostale retail stores in the Dubai region during fiscal 2009, and additional stores during the term of the license agreement.   We assume no inventory risk on the Aéropostale merchandise sold in licensee’s stores and we do not own or lease the underlying real estate where the stores operate.  In addition, our international licensing agreement contains other customary terms and conditions governing our business relationship with the licensee.  We will continue to evaluate other international licensing opportunities on a periodic basis.

Stores

Existing stores.  We locate our stores primarily in shopping malls, outlet centers and, to a much lesser degree, lifestyle and off-mall shopping centers, all located in geographic areas with the highest possible concentrations of our target customers.  We generally locate our stores in  mall locations near popular teen gathering spots, such as food courts and other teen-oriented retailers.  As of January 31, 2009, we operated 903 stores in the following 48 U.S. states, Puerto Rico and four Canadian provinces.  Additionally, as of January 31, 2009, we operated 11 Jimmy’Z stores in 10 states.  We have subsequently decided to close all of those Jimmy’Z stores and anticipate those closures to be completed by the end of the second quarter of fiscal 2009 (see Note 3 to the Notes to Consolidated Financial Statements for a further discussion).

United States	Number of Aéropostale Stores
Alabama	16
Arkansas	8
Arizona	16
California	74
Colorado	14
Connecticut	10
Delaware	4
Florida	54
Georgia	26
Idaho	5
Illinois	32

Indiana	22
Iowa	12
Kansas	8
Kentucky	10
Louisiana	15
Massachusetts	26
Maryland	19
Maine	3
Michigan	30
Minnesota	16
Mississippi	8
Missouri	17
Montana	3
North Carolina	25
North Dakota	4
Nebraska	5
New Hampshire	7
New Jersey	23
New Mexico	3
Nevada	7
New York	47
Ohio	37
Oklahoma	7
Oregon	7
Pennsylvania	54
Puerto Rico	3
Rhode Island	2
South Carolina	15
South Dakota	2
Tennessee	22
Texas	71
Utah	12
Vermont	2
Virginia	27
Washington	20
West Virginia	6
Wisconsin	17
Wyoming	1

Canada
Alberta	1
British Columbia	2
New Brunswick	1
Ontario	25

Total	903

The following table highlights the number of Aéropostale stores opened and closed since the beginning of fiscal 2006:

	Stores Opened	Stores Closed	Total Number of Stores at End of Period
Fiscal 2006	74	3	728
Fiscal 2007	88	2	814
Fiscal 2008	89	—	903

Store design and environment.  We launched our new Aéropostale store design during fiscal 2006, and we currently operate 204 stores in this format that average approximately 3,600 square feet. We design and build all of our new Aéropostale stores, as well as our existing store remodels, in this format.  We design our stores in an effort to create an energetic shopping environment, featuring powerful in-store promotional signage, creative visuals and popular music. The enthusiasm of our well-trained associates is integral to our store environment. Our stores feature display windows that provide high visibility for mall traffic. Our strategy is to create fresh and exciting merchandise presentations by updating our floor sets numerous times throughout the year. Visual merchandising directives are initiated at the corporate level, in order to maintain consistency throughout all of our stores.

Store management.  Our Aéropostale stores are organized by region and further broken down into districts.  A regional manager manages each of our 12 regions and each region encompasses approximately eight to 10 districts. Each district is managed by a district manager and encompasses approximately seven to 10 individual stores. Our corporate headquarters directs the merchandise assortments, merchandise pricing, store layout, inventory management and in-store visuals for all of our stores.

Expansion opportunities and store site selection.  We focus on opening new stores in an effort to penetrate further the existing markets we are already in, as well as enter new markets. We plan to continue increasing our store base during fiscal 2009 by opening approximately 40 new Aéropostale stores, including approximately 15 new stores in Canada and our first 10 P.S. from Aéropostale stores (see the section “Growth Strategy” above).

In selecting a specific store site, we generally target high traffic locations in malls, outlet centers and, to a much lesser degree, lifestyle and off-mall shopping centers, with suitable demographics and favorable lease economics. As a result, we tend to locate our stores in malls in which comparable teen-oriented retailers have performed well. A primary site evaluation criteria includes average sales per square foot, co-tenancies, traffic patterns and occupancy costs.

We have implemented our store format across a wide variety of mall classifications and geographic locations. For new Aéropostale stores opened in fiscal 2008 under our new store design, our average net investment was approximately $505,000 per store location, which included capital expenditures adjusted for landlord contributions and initial inventory at cost, net of payables (see the section “Store design and environment” above for a further discussion).

Aéropostale stores in the new format which opened in fiscal 2007 and fiscal 2006 achieved, during their first twelve months of their operations, average net sales of approximately $1.7 million and net sales of $456 per average square foot.

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

Design and Merchandising

Our Aéropostale design and merchandising teams focus on designing merchandise that meets the demands of their core customers’ lifestyles. We maintain separate design and merchandising groups for each of our brands and within those brands, for each of the young women’s and young men’s product lines.

Design.  We offer a focused collection of apparel, including graphic t-shirts, tops, bottoms, sweaters, jeans, outerwear and accessories. Our “design-driven, merchant-modified” philosophy, in which our designers’ visions are refined by our merchants’ understanding of the current market for our products, helps to ensure that our merchandise styles reflect the latest trends while not becoming too fashion-forward for our customers’ tastes. Much of our merchandise features our brands’ logos. We believe that our Aéropostale logo apparel appeals to our young customers and reinforces our brand image.

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

During fiscal 2008, we sourced approximately 76% of our merchandise from our top five merchandise vendors.  Most of our vendors maintain sourcing offices in the United States, with the majority of their production factories located in Asia, Central America and the United States.  In an effort to minimize currency risk, all payments to our vendors and sourcing agents are made in U.S. dollars. We engage a third party independent contractor to visit the production facilities that supply us with our products. This independent contractor assesses the compliance of the facility with, among other things, local and United States labor laws and regulations as well as fair trade and business practices.

During fiscal 2007, we ceased doing business with South Bay Apparel Inc., previously one of our largest suppliers of graphic T-shirts and fleece.  We have replaced this business both with new vendors and our existing vendor base (see Note 4 to the Notes to Consolidated Financial Statements for a further discussion).

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

We believe that the enthusiasm and commitment of our store-level employees are key elements in enhancing our brand with our target customers. We also view the use of our logo on our merchandise as a means for expanding our brand awareness and visibility. We market in-store with large images in the store-front windows and at the checkout area, information alongside product displays and other touch points such as shopping bags. We also invest in select external advertising during key selling periods. Our advertisements appear in publications and in malls and on the radio on a regional basis.  Periodically, we also partner with select third parties such as magazines, television shows and musical bands, to create marketing programs which we believe will be appealing to our customers.

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

Currently, all of our products destined for our stores in Canada are first shipped to the United States and processed through our distribution centers.  We have engaged a third party to assist us in recapturing certain U.S. duties and tariffs which we paid on these goods.  During fiscal 2009, we anticipate entering into an agreement with a third party distribution center in Canada.  This third party distribution center will receive, process and warehouse our Canadian merchandise.  Unlike in the United States however, we will not be the only company with product in this warehouse.  Once this Canadian distribution center is in place and receiving our product directly from our vendors, there will be no need to continue our contractual relationship with the third party which is attempting to assist us in recapturing U.S. duty and tariffs.

Information Systems

Our management information systems provide a full range of retail, financial and merchandising applications. We utilize industry specific software systems to provide various functions related to point-of-sale, inventory management, supply chain, planning and replenishment, and financial reporting.  We continue to invest in technology to align our systems with our business requirements and to support our continuing growth.  For example, we are currently implementing a new allocation system and have completed the implementation of a new financial accounting system.  We plan to continue to invest strategically in our infrastructure in the future.

Trademarks

We own, through our wholly owned subsidiary, Aéropostale West, Inc., a Delaware corporation, federal trademark registrations in the U.S. Patent and Trademark Office for our principal marks AÉROPOSTALE®, AÉRO®, 87® and other related marks for clothing, a variety of accessories, including sunglasses, belts, socks and hats, and as a service mark for retail clothing stores, as well as state registrations for these marks. We also have certain registrations pending for trademarks and service marks for clothing, retail stores and online services. Additionally, we have applied for or have already obtained a registration for the AÉROPOSTALE® and related marks in over 60 foreign countries.  We plan to continue this focus on expanding our international registrations of our marks in the future.

During the second quarter of fiscal 2009, we will launch our new store concept P.S. FROM AÉROPOSTALE™ and have applied for trademark registrations for P.S. FROM AÉROPOSTALE™ and variations thereof, for clothing, accessories, retail stores and online services.

We continue to maintain certain registrations of our JIMMY’Z® brand and related marks in the United States for clothing and related goods and services.

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

Employees

As of January 31, 2009, we employed 3,639 full-time and 11,050 part-time employees. We employed 621 of our employees at our corporate offices and in the field, and 14,068 at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

Seasonality

Our business is highly seasonal, and historically we have realized a significant portion of our sales, net income and cash flows in the second half of the year, attributable to the impact of the back-to-school selling season in the third quarter, and the holiday selling season in our fourth quarter. As a result, our working capital requirements fluctuate during the year, increasing in mid-summer in anticipation of the third and fourth quarters.  Our business is also subject, at certain times, to calendar shifts which may occur during key selling times such as school holidays, Easter and regional fluctuations in the calendar during the back-to-school selling season.

Available Information

We maintain an internet website, www.aeropostale.com, through which access is available free of charge to our annual reports on Form 10-K, quarterly reports on Form 10-Q, Proxy Statements and current reports on Form 8-K, and all amendments of these reports filed, or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, after they are filed with the Securities and Exchange Commission.

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

In fiscal 2008, our Chief Executive Officer certified, in accordance with section 303.12(a) of the NYSE Listed Company Manual, that he was not aware of any violation by us of the NYSE’s corporate governance listing standards as of the date of such certification.

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

Our business is sensitive to consumer spending patterns and preferences. Various economic conditions affect the level of disposable income consumers have available to spend on the merchandise we offer; including employment, interest rates, taxation, energy costs, the availability of consumer credit, consumer confidence in future economic conditions and general business conditions. Accordingly, consumer purchases of discretionary items and retail products, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. Therefore, our growth, sales and profitability may be adversely affected by unfavorable economic conditions on a local, regional and/or national level. In addition, any significant decreases in shopping mall traffic could also have a material adverse effect on our results of operations.

If we were unable to identify and respond to consumers’ fashion preferences, domestically and/or internationally, in a timely manner, our profitability would decline.

We may not be able to keep pace with the rapidly changing fashion trends, both domestically and/or internationally, and consumer tastes inherent in the teen apparel industry. We produce casual, comfortable apparel, a majority of which displays either the “Aéropostale” or “Aéro” logo. There can be no assurance that fashion trends will not move away from casual clothing or that we will not have to alter our design strategy to reflect changes in consumer preferences. Failure to anticipate, identify or react appropriately to changes in styles, trends, desired images or brand preferences could have a material adverse effect on our sales, financial condition and results of operations.

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

Trade restrictions such as increased tariffs or quotas, or both, could affect the importation of apparel in general and increase the cost and reduce the supply of merchandise available to us. Much of our merchandise is sourced directly from foreign vendors in Asia, Central America and Europe. In addition, many of our domestic vendors maintain production facilities overseas. Global inflationary economic conditions would likely increase the costs of manufacturing the goods we sell in our stores.   Any reduction in merchandise available to us or any increase in its cost due to inflationary economic conditions or tariffs, quotas or local political issues could have a material adverse effect on our results of operations. If manufacturing costs were to rise significantly, our business may be adversely affected.

We rely on a small number of vendors to supply a significant amount of our merchandise.

During fiscal 2008, we sourced approximately 76% of our merchandise from our top five merchandise vendors.  During fiscal 2007, we sourced approximately 69% of our merchandise from our top five merchandise vendors. Our relationships with our suppliers generally are not on a long-term contractual basis and do not provide assurances on a long-term basis as to adequate supply, quality or acceptable pricing. Most of our suppliers could discontinue selling to us at any time. If one or more of our significant suppliers were to sever their relationship with us, we may not be able to obtain replacement products in a timely manner, which would have a material adverse effect on our sales, financial condition and results of operations.

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

There are a finite number of suitable locations and malls within the United States and Canada in which to locate our Aéropostale stores.  Our inability to open new stores successfully and/or penetrate new markets would have a material adverse effect on our revenue and earnings growth.  Additionally, as we reach that maximum number of Aéropostale locations in North America, there can be no assurance we will continue to locate additional suitable locations for our Aéropostale stores, and as such, the future store growth of Aéropostale in the United States and Canada will be adversely affected.

Our growth strategy relies on the continued addition of a significant number of new stores each year, which could strain our resources and cause the performance of our existing stores to suffer.

Our growth will largely depend on our ability to open and operate new stores successfully.  In fiscal 2008, we opened 72 Aéropostale stores in the U.S. including Puerto Rico and 17 Aéropostale stores in Canada.  In fiscal 2007, we opened 76 Aéropostale stores in the U.S. and 12 Aéropostale stores in Canada, and in fiscal 2006 we opened 74 Aéropostale stores in the U.S.  We expect to continue to open new stores in the future. We also anticipate remodeling a portion of our existing Aéropostale store base at the appropriate times. To the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in previously existing stores in those same markets.  There are however a finite number of suitable locations and malls within the United States and Canada in which to locate our Aéropostale stores.  As we reach that maximum number of locations, there can be no assurance we will continue to find additional locations which are suitable for our Aéropostale stores, and as such, the future store growth of Aéropostale in the United States and Canada will be adversely affected.

Failure of new business concepts would have a negative effect on our results of operations.

We expect that the introduction of new brand concepts, such as the launch in fiscal 2009 of our new store brand concept P.S. from Aéropostale, as well as other new business opportunities, such as international expansion,  will play an important role in our overall growth strategy.  Our ability to succeed in a new brand concept requires significant expenditures and management attention. Additionally, any new brand is subject to certain risks including customer acceptance, competition, product differentiation, the ability to attract and retain qualified personnel, including management and designers, diversion of management’s attention from our core Aéropostale business and the ability to obtain suitable sites for new stores. Our experience with our Jimmy’Z brand, which we have previously announced that we are closing, demonstrates that there can be no assurance that new brands will grow or become profitable.

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

Our key executive officers have substantial experience and expertise in the retail industry and have made significant contributions to the growth and success of our brands. The unexpected loss of the services of one or more of these individuals could adversely affect us. Specifically, if we were to unexpectedly lose the services of Julian R. Geiger, our Chairman and Chief Executive Officer; Mindy C. Meads, our President and Chief Merchandising Officer; Thomas P. Johnson, our Executive Vice President and Chief Operating Officer, or Michael J. Cunningham, our Executive Vice President and Chief Financial Officer, our business could be adversely affected.  In addition, departures of any other senior executives or key performers in the Company could also adversely affect our operations.

A substantial interruption in our information systems could have a material adverse effect on our business.

We depend on the security and integrity of electronic data and our management information systems for many aspects of our business. We may be materially adversely affected if our management information systems are disrupted or compromised or we are unable to improve, upgrade, maintain, and expand our management information systems.

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

We rely on one third party, GSI Commerce to host our e-commerce website, warehouse all of the inventory sold through our e-commerce website, and fulfill all of our e-commerce sales to our customers. Any significant interruption in the operations of GSI Commerce, over which we have no control, could have a material adverse effect on our e-commerce business.

Failure to protect our trademarks adequately could negatively impact our brand image and limit our ability to penetrate new markets.

We believe that our key trademarks AÉROPOSTALE®, AERO® and 87® and our new store concept brand, P.S. FROM AÉROPOSTALE™  and variations thereof, are integral to our logo-driven design strategy. We have obtained federal registrations of or have pending applications for these trademarks in the United States and have applied for or obtained registrations in most foreign countries in which our vendors are located, as well as elsewhere. We use these trademarks in many constantly changing designs and logos even though we have not applied to register every variation or combination thereof for adult clothing and related accessories. There can be no assurance that the registrations we own and have obtained will prevent the imitation of our products or infringement of our intellectual property rights by others. If any third party imitates our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected. Because we have not registered our “AÉROPOSTALE” brand or our “P.S. FROM AÉROPOSTALE” brand marks in all forms and categories in all foreign countries in which we now or may in the future source or offer our merchandise, international expansion and our merchandising of non-apparel products using these marks could be limited.

There can be no assurance that others will not try to block the manufacture, export or sale of our products as a violation of their trademarks or other proprietary rights. Other entities may have rights to trademarks that contain portions of our marks or may have registered similar or competing marks for apparel and accessories in foreign countries in which our vendors are located. There may also be other prior registrations in other foreign countries of which we are not aware. Accordingly, it may be possible, in those few foreign countries where we were not been able to register our marks to enjoin the manufacture, sale or exportation of AÉROPOSTALE or P.S. FROM AÉROPOSTALE branded goods to the United States. If we were unable to reach a licensing arrangement with these parties, our vendors may be unable to manufacture our products in those countries. Our inability to register our trademarks or purchase or license the right to use our trademarks or logos in these jurisdictions could limit our ability to obtain supplies from or manufacture in less costly markets or penetrate new markets should our business plan change to include selling our merchandise in those jurisdictions outside the United States.

Any disruption of our distribution activities could have a material adverse impact on our business.

We currently operate two distribution facilities, one in South River, New Jersey, and the other in Ontario, California.  These distribution centers manage collectively the receipt, storage, sortation, packaging and distribution of our merchandise to all of our stores. Any significant interruption in the operation of either of our distribution centers due to natural disasters, accidents, system failures, economic and weather conditions, demographic and population changes or other unforeseen events and circumstances could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

We lease all of our store locations. Most of our stores are located in shopping malls throughout the U.S. and Canada. Most of our store leases have a term of ten years and require us to pay additional rent based on specified percentages of sales after we achieve specified annual sales thresholds. Generally, our store leases do not contain extension options. Our store leases typically include a pre-opening period of approximately 60 days that allows us to take possession of the property to construct the store. Typically rent payment commences when the stores open. We recognize rent expense in our consolidated financial statements on a straight-line basis over the non-cancelable term of each individual underlying lease, commencing when we take possession of the property. Generally, our leases allow for termination by us after a certain period of time if sales at that site do not exceed specified levels.

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

In addition, we lease a 315,000 square foot distribution and warehouse facility in South River, New Jersey. This lease expires in 2016. We also lease a second 360,000 square foot distribution facility in Ontario, California. This lease expires in 2015.  These facilities are used to warehouse inventory needed to replenish and back-stock all of our stores, as well as to serve our general warehousing needs.

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ARO”. The following table sets forth the range of high and low sales prices of our common stock as reported on the New York Stock Exchange since February 4, 2007.  The stock prices below have been revised to reflect a three-for-two stock split effected in August 2007.

	Market Price
	High	Low
Fiscal 2008
4th quarter	$24.18	$12.75
3rd quarter	36.79	20.76
2nd quarter	35.78	30.25
1st quarter	33.07	24.17

Fiscal 2007
4th quarter	$29.03	$21.88
3rd quarter	24.35	18.37
2nd quarter	31.65	23.77
1st quarter	28.97	23.34

As of March 20, 2009, there were 57 stockholders of record. However, when including others holding shares in broker accounts under street name, we estimate the shareholder base at approximately 32,683.

PERFORMANCE GRAPH

The following graph shows the changes, for the period commencing January 31, 2004 and ended January 30, 2009 (the last trading day during fiscal 2008), in the value of $100 invested in shares of our common stock, the Standard & Poor’s MidCap 400 Composite Stock Price Index (the “S&P MidCap 400 Index”) and the Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail Index”). The plotted points represent the closing price on the last trading day of the fiscal year indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Aeropostale, Inc., The S&P Midcap 400 Index
And The S&P Apparel Retail Index

$250
$200
$150
$100
$50
$0
1/04
1/05
1/06
1/07
1/08
1/09
Aeropostale, Inc.
S&P Midcap 400
S&P Apparel Retail

*$100 invested on 1/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending January 31.

Copyright© 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	Jan-04	Jan-05	Jan-06	Jan-07	Jan-08	Jan-09
Aéropostale Inc.	$100	$140	$152	$181	$212	$159
S&P Midcap 400	$100	$111	$136	$147	$143	$90
S&P Apparel Retail	$100	$121	$115	$132	$126	$64

Copyright © 2009, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

We have not paid a dividend on our common stock during our last three fiscal years, and we do not have any current intention to pay a dividend on our common stock.

We repurchase our common stock from time to time under a $600.0 million stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. We made no purchases of treasury stock for the fourth quarter of fiscal 2008.  The remaining availability pursuant to our share repurchase program was as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a)
				(in thousands)
November 2 to November 29, 2008	—	—	—	$127,079
November 30 to January 3, 2009	—	—	—	$127,079
January 4 to January 31, 2009	—	—	—	$127,079
Total	—	—	—

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our consolidated financial statements and other financial information appearing elsewhere in this document:

	Fiscal Year Ended
	January 31, 2009	February 2, 2008 (1)	February 3, 2007 (2) (3)	January 28, 2006	January 29, 2005
	(In thousands, except per share and store data)
Statements of Income Data:
Net sales	$1,885,531	$1,590,883	$1,413,208	$1,204,347	$964,212
Gross profit, as a percent of sales	34.7%	34.8%	32.2%	30.1%	33.2%
SG&A, as a percent of sales	21.5%	21.7%	20.5%	18.9%	19.1%
Net income, as a percent of sales	7.9%	8.2%	7.5%	7.0%	8.7%
Net income	$149,422	$129,197	$106,647	$83,954	$84,112
Diluted earnings per common share	$2.21	$1.73	$1.32	$1.00	$0.98
Selected Operating Data:
Number of stores open at end of period	914	828	742	671	561
Comparable store sales increase	8%	3%	2%	4%	9%
Comparable average unit retail change	2%	(3)%	3%	(8)%	(2)%
Average net sales per store (in thousands)	$2,042	$1,932	$1,924	$1,890	$1,849
Average square footage per store	3,594	3,546	3,540	3,537	3,512
Net sales per average square foot	$572	$545	$543	$534	$526

	As of
	January 31, 2009	February 2, 2008	February 3, 2007	January 28, 2006	January 29, 2005
	(In thousands)
Balance Sheet Data:
Working capital	$218,444	$87,300	$233,995	$212,986	$182,493
Total assets	657,919	514,169	581,164	503,951	405,819
Long-term liabilities	127,422	119,506	104,250	92,808	70,574
Total debt	—	—	—	—	—
Retained earnings	693,333	543,911	414,916	308,269	224,315
Total stockholder’s equity	355,060	197,276	312,116	284,790	238,251
Cash dividends declared per common share	—	—	—	—	—

__________

(1)
Includes initial gift card breakage income of $7.7 million ($4.8 million, after tax, or $0.07 per diluted share), other operating income of $4.1 million ($2.6 million, after tax, or $0.04 per diluted share) as a result of an agreement with our former Executive Vice President and Chief Merchandising Officer, partially offset by an asset impairment charge of $9.0 million ($5.7 million, after tax, or $0.08 per diluted share).

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Introduction

 Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. The risk factors included in Part I, Item 1A should be read in connection with evaluating our business and future prospects. All forward looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made.

Aéropostale, Inc. is a mall-based specialty retailer of casual apparel and accessories. Our target customers are both young women and young men from age 14 to 17, and we provide our customers with a selection of high-quality, active-oriented, fashion basic merchandise at compelling values in a high-energy store environment. We maintain control over our proprietary brand by designing and sourcing all of our own merchandise. Our products can be purchased in our stores, which sell Aéropostale merchandise exclusively and on-line through our e-commerce website, www.aeropostale.com.  As of January 31, 2009, we operated 914 stores, consisting of 874 Aéropostale stores in 48 states and Puerto Rico, 29 Aéropostale stores in Canada, and 11 Jimmy’Z stores in 10 states.  We plan to close all of the Jimmy’Z stores by the end of the second quarter of fiscal 2009.

Our fiscal year ends on the Saturday nearest to January 31. Fiscal 2008 was the 52-week period ended January 31, 2009, fiscal 2007 was the 52-week period ended February 2, 2008 and fiscal 2006 was the 53-week period ended February 3, 2007.  Fiscal 2009 will be the 52-week period ending January 30, 2010.

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

Overview

We achieved net sales of $1.886 billion during fiscal 2008, an increase of $294.6 million or 19% from fiscal 2007.  Gross profit, as a percentage of net sales, decreased by 0.1 percentage points for fiscal 2008.  Selling, general and administrative expense, or SG&A, as a percentage of net sales, decreased by 0.2 percentage points in fiscal 2008.  Interest income decreased by $6.0 million in fiscal 2008.  The effective tax rate was 39.9% for fiscal 2008, compared with 38.2% for fiscal 2007. Net income for fiscal 2008 was $149.4 million, or $2.21 per diluted share, compared with net income of $129.2 million, or $1.73 per diluted share, for fiscal 2007.

As of January 31, 2009, we had working capital of $218.4 million, cash and cash equivalents of $228.5 million, no short-term investments and no third party debt outstanding. We repurchased 0.2 million shares of common stock for $6.7 million during fiscal 2008 compared to 11.7 million shares of common stock for $266.7 million during fiscal 2007.  Merchandise inventories decreased by 17% on a square foot basis as of January 31, 2009 compared to last year, reflecting the impact of stronger sell-through of fall merchandise and timing of floor-set receipts. Cash flows from operating activities were $202.1 million for fiscal 2008. We operated 914 total stores as of January 31, 2009, an increase of 10% from the same period last year.

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Net sales (in millions)	$1,885.5	$1,590.9	$1,413.2
Total store count at end of period	914	828	742
Comparable store count at end of period	811	734	664
Net sales growth	19%	13%	17%
Comparable store sales growth	8%	3%	2%
Comparable average unit retail change	2%	(3)%	3%
Comparable units per sales transaction change	3%	2%	(2)%
Comparable sales transaction growth	4%	3%	1%
Net sales per average square foot	$572	$545	$543
Average net sales per store (in thousands)	$2,042	$1,932	$1,924
Gross profit (in millions)	$654.2	$553.2	$455.4
Income from operations (in millions)	$248.3	$202.5	$167.8
Diluted earnings per share	$2.21	$1.73	$1.32
Total average square footage growth	12%	10%	14%
Change in total inventory at end of period	(7)%	35%	10%
Change in inventory per square foot at end of period	(17)%	20%	0%
Percentages of net sales by category
Women’s	71%	72%	73%
Men’s	29%	28%	27%

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales. We also use this information to evaluate the performance of our business:

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Net sales	100.0%	100.0%	100.0%
Gross profit	34.7	34.8	32.2
SG&A	21.5	21.7	20.5
Jimmy’Z asset impairment charges	—	0.6	—
Other operating income	—	0.3	0.2
Income from operations	13.2	12.8	11.9
Interest income, net	—	0.4	0.5
Income before income taxes	13.2	13.2	12.4
Income taxes	5.3	5.0	4.9
Net income	7.9%	8.2%	7.5%

Sales

Net sales consist of sales from comparable stores, non-comparable stores, and from our e-commerce business. A store is included in comparable store sales after 14 months of operation. We consider a remodeled or relocated store with more than a 25% change in square feet to be a new store. Prior period sales from stores that have closed are not included in comparable store sales, nor are sales from our e-commerce business.

Net sales increased by $294.6 million, or by 19% in fiscal 2008, as compared to fiscal 2007.  This increase was due to total average square footage growth of 12%, as well as an increase in comparable store sales.  Comparable store sales increased by $117.0 million, or by 8%, reflecting comparable store sales increases in our young men’s and women’s categories.  The comparable store sales increase reflected a 3% increase in units per sales transaction and a 4% increase in the number of sales transactions.  Non-comparable store sales increased by $177.7 million, or by 11%, due primarily to 86 more stores open at the end of fiscal 2008 versus fiscal 2007.  Total non-comparable sales includes net sales from our e-commerce business which increased by 85% to $79.1 million in fiscal 2008.  Net sales for the fourth quarter of fiscal 2007 also included $7.7 million of sales related to our initial recognition of gift card breakage, of which $5.9 million related to gift cards issued in periods prior to fiscal 2007 (see Note 1 to the Notes to Consolidated Financial Statements for a further discussion).

Net sales increased by $177.7 million, or by 13% in fiscal 2007 (52 weeks), as compared to fiscal 2006 (53 weeks).    This increase was due to total average square footage growth of 10%, as well as an increase in comparable store sales.  Comparable store sales increased by $43.8 million, or by 3%, reflecting comparable store sales increases in our young men’s and women’s categories.  The comparable store sales increase reflected a 2% increase in units per sales transaction, a 3% increase in the number of sales transactions, and a 3% decrease in average unit retail. The decrease in the average unit retail reflected lower pricing in certain categories, in addition to a shift in sales mix. Non-comparable store sales increased by $126.1 million, or by 9%, due primarily to 86 more stores open at the end of fiscal 2007 versus fiscal 2006.  Total non-comparable sales includes net sales from our e-commerce business which increased by 100% to $42.8 million in fiscal 2007.  Net sales for the fourth quarter of fiscal 2007 also included $7.7 million of sales related to our initial recognition of gift card breakage, of which $5.9 million related to gift cards issued in periods prior to fiscal 2007 (see Note 1 to the Notes to Consolidated Financial Statements for a further discussion).

Cost of Sales and Gross Profit

Cost of sales includes costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing, freight from the distribution center to the stores, payroll for our design, buying and merchandising departments, and occupancy costs. Occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and all depreciation.

Gross profit, as a percentage of net sales, decreased by 0.1 percentage points in fiscal 2008 compared to fiscal 2007.  The decrease was due to higher transportation costs and depreciation, which offset higher merchandise margin of 0.5 percentage points.  Merchandise margin decreased during the fourth quarter of fiscal 2008, primarily due to increased promotional activity. The fourth quarter decrease partially offset a 1.9 percentage point increase in merchandise margin through the first thirty-nine weeks of fiscal 2008.

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

SG&A

SG&A includes costs related to selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, information technology maintenance costs and expenses, insurance and legal expenses, store pre-opening and other corporate expenses. Store pre-opening expenses include store payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.

SG&A increased by $60.1 million, and decreased by 0.2 percentage points, as a percentage of net sales, during fiscal 2008. The increase in SG&A was largely due to a $23.9 million increase in store-line expenses and a $22.0 million increase in corporate expenses, which included higher stock-based compensation of $7.3 million, incentive compensation of $7.2 million and benefits of $4.9 million.  Additionally, the increase was due to higher store transaction costs of $9.7 million resulting primarily from new store growth and increased sales and $4.5 million of higher marketing costs.  The SG&A decrease during fiscal 2008, as a percentage of net sales, was due primarily to a 0.6 percentage point decrease in store-line expenses, resulting primarily from payroll; and was partially offset by a 0.3 percentage point increase in corporate incentive and stock-based compensation; and a 0.1 percentage point increase in e-commerce expenses, resulting from sales growth.

SG&A increased by $56.1 million, or by 1.2 percentage points, as a percentage of net sales, during fiscal 2007.  The increase in SG&A was largely due to a $26.7 million increase in store-line expenses.  The remainder of the increase was due to higher store transaction costs and store operations costs of $13.4 million resulting primarily from new store growth and increased sales.  The balance of the increase in SG&A was due primarily to a $13.8 million increase in corporate expenses consisting of higher incentive compensation of $4.9 million, stock-based compensation of $3.5 million, and other corporate expenses of $5.4 million.  The SG&A increase during fiscal 2007, as a percentage of net sales, was due primarily to a 0.5 percentage point increase in store-line expenses, resulting primarily from increased payroll due to minimum wage increases and loss prevention initiatives, a 0.5 percentage point increase in corporate incentive and stock-based compensation, and a 0.4 percentage point increase in e-commerce expenses, resulting from growth in related sales.

Jimmy’Z Asset Impairment Charges

During the fourth quarter of fiscal 2007, we recorded asset impairment charges of $9.0 million (see Note 3 to the Notes to Consolidated Financial Statements for a further discussion).

Other Operating Income

We recognized $4.1 million in net other operating income during the fourth quarter of 2007 as a result of an agreement with our former Executive Vice President and Chief Merchandising Officer (see Note 4 to the Notes to Consolidated Financial Statements for a further discussion).

We recognized $2.1 million in other operating income during the second quarter of fiscal 2006 in connection with the resolution of a dispute with a vendor regarding the enforcement of our intellectual property rights.

Interest Income

Interest income, net of interest expense, decreased by $6.0 million in fiscal 2008.  The decrease was due to the cumulative impact of cash used for share repurchases in the fourth quarter of 2007 of $266.7 million and lower interest rates.

Interest income, net of interest expense, decreased by $0.5 million in fiscal 2007.  The decrease was due primarily to the cumulative impact of cash used for share repurchases of $266.7 million during fiscal 2007.

Income Taxes

Our effective tax rate was 39.9% for fiscal 2008, compared to 38.2% for fiscal 2007, and 39.0% for fiscal 2006.  The increase in the effective tax rate during fiscal 2008 is due primarily to nondeductible officers’ compensation and less tax exempt interest, as well as a lower rate in fiscal 2007, mainly due to favorable tax provision adjustments.

Net Income and Earnings Per Share

Net income was $149.4 million, or $2.21 per diluted share, for fiscal 2008, compared with net income of $129.2 million, or $1.73 per diluted share, for fiscal 2007 and net income of $106.6 million, or $1.32 per diluted share, for fiscal 2006.

Net income for fiscal 2007 was favorably impacted by $7.7 million ($4.8 million after-tax, or $0.07 per diluted share), resulting from our initial recognition of gift card breakage (see Note 1 to the Notes to Consolidated Financial Statements for a further discussion). Net income for fiscal 2007 was also favorably impacted by $4.1 million ($2.6 million after-tax, or $0.04 per diluted share), from the above mentioned other operating income. The asset impairment charges unfavorably impacted net income for fiscal 2007 by $9.0 million ($5.7 million after-tax, or $0.08 per diluted share) (see Note 3 to the Notes to Consolidated Financial Statements for a further discussion).

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement and enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents and our credit facility.  At January 31, 2009, we had working capital of $218.4 million, cash and cash equivalents of $228.5 million and no debt outstanding under our $150.0 million credit facility.

On February 23, 2009, we announced plans to close all of our 11 Jimmy’Z stores by the end of the second quarter of fiscal 2009.  We do not believe that the closures will have a material impact on our liquidity.

The following table sets forth our cash flows for the period indicated (in thousands):

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
Net cash provided by operating activities	$202,135	$171,081	$177,445
Net cash used for investing activities	(83,035)	(6,083)	(101,135)
Net cash used for financing activities	(1,445)	(253,153)	(81,481)
Effect of exchange rate changes	(1,052)	18	—
Net increase (decrease) in cash and cash equivalents	$116,603	$(88,137)	$(5,171)

Operating Activities

Cash flows from operating activities, our principal form of liquidity on a full-year basis, increased by $31.1 million in fiscal 2008 and decreased by $6.4 million in fiscal 2007, as compared to the prior fiscal year. The primary components of cash flows from operations for fiscal 2008 included an increase in net income, as adjusted for depreciation and amortization and other non-cash items, of $45.4 million and lower merchandise inventories which were partially offset by the timing of the payment of liabilities.

Cash flows from operating activities decreased by $6.4 million in fiscal 2007 as compared to the prior fiscal year.  The primary components of cash flows from operations for fiscal 2007 included an increase in net income, as adjusted for non-cash items, of $41.5 million which was more than offset by an increase in cash used for accounts payable and accrued expenses, which resulted from the timing of income tax payments.

Working capital increased to $218.4 million at January 31, 2009 from $87.3 million at February 2, 2008 due primarily to the cumulative impact of cash used for share repurchases of $266.7 million in fiscal 2007.  Consolidated merchandise inventories decreased by 7%, and by 17% on a square foot basis, as of January 31, 2009 compared to last year.  These decreases were primarily due to stronger sell-through of merchandise and a shift in the timing of floor-set receipts.

Investing Activities

We invested $83.0 million in capital expenditures in fiscal 2008, primarily for the construction of 89 new Aéropostale stores, to remodel 18 existing stores and for certain other information technology investments.  Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and other strategic investments. We plan to invest approximately $55.0 million in capital expenditures in fiscal 2009. These plans include investments of approximately $25.0 million to open approximately 40 new Aéropostale stores in our new store format including approximately 15 in Canada and 10 new P.S. from Aéropostale stores. Capital expenditure plans also include approximately $15.0 million to remodel approximately 23 existing stores to our new store format and approximately $15.0 million for other initiatives which includes $6.0 million for our new allocation system.

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

We repurchased 0.2 million shares for $6.7 million during fiscal 2008, as compared to repurchases of 11.7 million shares for $266.7 million during fiscal 2007 and 4.7 million shares for $91.4 million during fiscal 2006.

 We have approximately $127.1 million of repurchase authorization remaining as of January 31, 2009 under the $600.0 million share repurchase program.

In November 2007, we entered into an amended and restated revolving credit facility with Bank of America, N.A., as Lender which expanded our availability from a maximum of $75.0 million to $150.0 million (the “Credit Facility”).  The Credit Facility provides for a $150.0 million revolving credit line. The Credit Facility is available for working capital and general corporate purposes.  The Credit Facility is scheduled to mature on November 13, 2012, and no amounts were outstanding as of January 31, 2009.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2009:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Contractual Obligations:
Real estate operating leases	$646,187	$98,782	$186,245	$162,638 69	$198,522
Equipment operating leases	4,165	2,273	1,892	—	—
Employment agreements	20,818	11,534	9,284	—	—
Total contractual obligations	$671,170	$112,589	$197,421	$162,638	$198,522

The real estate operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately 20% of minimum lease obligations in fiscal 2008.  In addition, the above table does not include variable costs paid to landlords such as maintenance, insurance and taxes, which represented approximately 60% of minimum lease obligations in fiscal 2008.

Our open purchase orders are cancelable without penalty and are therefore not included in the above table.

In addition to the above table, we project making a benefit payment of approximately $16.9 million from our supplementary executive retirement plan in 2010, which assumes expected future service until retirement at age 65 (see Note 10 to the Notes to Consolidated Financial Statements for a further discussion).

There were no financial guarantees outstanding as of January 31, 2009. We had no commercial commitments outstanding as of January 31, 2009.

Our total liabilities for unrecognized tax benefits were $2.6 million at January 31, 2009. We cannot make a reasonable estimate of the amount and period of related future payments for these liabilities. Therefore these liabilities were not included in the above table.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, we are not a party to any material off-balance sheet financing arrangements. We have not created, and are not a party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of January 31, 2009, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and the results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies have been discussed in Note 1 of the Notes to Consolidated Financial Statements.  In applying such policies, management must use significant estimates that are based on its informed judgment. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

Merchandise Inventory

Merchandise inventory consists of finished goods and is valued utilizing the cost method at lower of cost or market on a weighted-average basis. We use estimates during interim periods to record a provision for inventory shortage. We also make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We believe that the carrying value of merchandise inventory is appropriate as of January 31, 2009. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A 10% difference in our estimate of inventory at the lower of cost or market as of January 31, 2009 would have impacted net income by $1.0 million for the fiscal year ended January 31, 2009.

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

Effective at the beginning of the first quarter of fiscal 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with SFAS No. 109.  FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. This interpretation also provides guidance on derecognition, classification, accounting in interim periods, and expanded disclosure requirements (see Note 12 to the Notes to Consolidated Financial Statements).

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

In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset and eventual disposition.  Management makes assumptions and applies judgment to estimate future cash flows.  These assumptions include factors such as both historical and forecasted results and trends.  If the sum of the expected future cash flows is less than the carrying amount of the asset, we would write the asset down to fair value and we would record an impairment charge.  Accordingly, we recorded asset impairment charges of $9.0 million related to our Jimmy’Z store concept during fiscal 2007 (see Note 3 to the Notes to Consolidated Financial Statements for a further discussion).  Additionally, we have recorded Aéropostale store impairment charges of $3.7 million in fiscal 2008 compared to $1.7 million in fiscal 2007 and $0.1 million in fiscal 2006, which were included in depreciation and amortization expense, which is a component of cost of sales.  We believe that the carrying values of finite-lived assets, and their useful lives, are appropriate as of January 31, 2009. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements.

Defined Benefit Pension Plans

We maintain a Supplemental Executive Retirement Plan, or SERP, which is a non-qualified defined benefit plan for certain officers. The plan is non-contributory, is not funded and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers, and this cost is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. We believe that these assumptions have been appropriate and that, based on these assumptions, the SERP liability of $21.2 million is appropriately stated as of January 31, 2009. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. If we had changed the expected discount rate by 0.5% in fiscal 2008, pension expense would have changed by less than $50,000. We adopted Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS No. 158”) during fiscal 2006.

Recent Accounting Developments

See the section “Recent Accounting Developments” included in Note 1 in the Notes to Consolidated Financial Statements for a discussion of recent accounting developments and their impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As of January 31, 2009, we had no outstanding borrowings under our Credit Facility.  In addition, we had no stand-by or commercial letters of credit issued under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk related to interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our US dollar reporting currency are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss.  The balance of the unrealized loss included in accumulated other comprehensive loss was $2.7 million as of January 31, 2009.  A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $1.5 million, which would be recorded in other comprehensive loss as an unrealized gain or loss.

We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars.  These foreign currency transaction gains and losses are charged or credited to earnings as incurred.  We do not hedge our exposure to this currency exchange fluctuation, and transaction gains and losses to date have not been significant.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aéropostale, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Aéropostale, Inc. and subsidiaries (the "Company") as of January 31, 2009 and February 2, 2008, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of January 31, 2009 and February 2, 2008, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Notes to Consolidated Financial Statements, the Company adopted (1) Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective February 4, 2007 and (2) Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, relating to the recognition and related disclosure provisions, effective February 3, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte and Touche LLP

New York, New York

March 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aéropostale, Inc.
New York, New York

We have audited the internal control over financial reporting of Aéropostale, Inc. and subsidiaries (the "Company") as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2009, of the Company and our report dated March 30, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte and Touche LLP

New York, New York

March 30, 2009

AÉROPOSTALE, INC.

CONSOLIDATED BALANCE SHEETS

	January 31, 2009	February 2, 2008
	(In thousands)
ASSETS

Current assets:

Cash and cash equivalents	$228,530	$111,927
Merchandise inventory	126,360	136,488
Prepaid expenses	17,384	13,604
Deferred income taxes	10,745	12,961
Other current assets	10,862	9,707
Total current assets	393,881	284,687
Fixtures, equipment and improvements — net	248,999	213,831
Deferred income taxes	12,509	13,073
Other assets	2,530	2,578
Total assets	$657,919	$514,169

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$77,247	$99,369
Accrued expenses	98,190	98,018
Total current liabilities	175,437	197,387
Deferred rent and tenant allowances	102,393	96,888
Retirement benefit plan liabilities	22,470	18,919
Uncertain tax contingency liabilities	2,559	3,699
Commitments and contingent liabilities Stockholders’ equity Common stock — par value, $0.01 per share; 200,000 shares authorized, 90,472 and 89,908 shares issued	905	899
Preferred stock — par value, $0.01 per share; 5,000 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	145,951	124,052
Accumulated other comprehensive loss	(8,998)	(4,650)
Retained earnings	693,333	543,911
Treasury stock at cost (23,542 and 23,224 shares)	(476,131)	(466,936)
Total stockholders’ equity	355,060	197,276
Total liabilities and stockholders’ equity	$657,919	$514,169

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(In thousands, except per share data)
Net sales	$1,885,531	$1,590,883	$1,413,208
Cost of sales (includes certain buying, occupancy and warehousing expenses)	1,231,349	1,037,680	957,791
Gross profit	654,182	553,203	455,417
Selling, general and administrative expenses	405,883	345,805	289,736
Jimmy’Z asset impairment charges	—	9,023	—
Other operating income	—	4,078	2,085
Income from operations	248,299	202,453	167,766
Interest income	510	6,550	7,064
Income before income taxes	248,809	209,003	174,830
Income taxes	99,387	79,806	68,183
Net income	$149,422	$129,197	$106,647
Basic earnings per common share	$2.24	$1.74	$1.33
Diluted earnings per common share	$2.21	$1.73	$1.32
Weighted average basic shares	66,832	74,315	79,928
Weighted average diluted shares	67,576	74,846	80,637

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(In thousands)
Net income	$149,422	$129,197	$106,647
Pension liability (net of tax of $321, $229, and $69)	(474)	(582)	110
Foreign currency translation adjustment	(3,874)	1,206	—
Comprehensive income	$145,074	$129,821	$106,757

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Treasury		Accumulated
			Additional		Stock,		Other
	Common Stock		Paid-in	Deferred	at Cost		Comprehensive	Retained
	Shares	Amount	Capital	Compensation	Shares	Amount	Loss	Earnings	Total
	(In thousands)
BALANCE, JANUARY 29, 2006	87,897	$879	$87,920	$(2,577)	(6,822)	$(108,144)	$(1,557)	$308,269	$284,790
Net income	—	—	—	—	—	—	—	106,647	106,647
Stock options exercised	1,078	11	2,343	—	—	—	—	—	2,354
Minimum pension liability (net of tax of $69)	—	—	—	—	—	—	110	—	110
Adoption of SFAS No. 123(R)	—	—	(2,577)	2,577	—	—	—	—	—
Excess tax benefit from stock-based compensation	—	—	7,568	—	—	—	—	—	7,568
Adoption of SFAS No. 158 (net of tax of $2,413)	—	—	—	—	—	—	(3,827)	—	(3,827)
Repurchase of common stock	—	—	—	—	(4,709)	(91,404)	—	—	(91,404)
Stock-based compensation	—	—	5,878	—	—	—	—	—	5,878
Vesting of stock	23	—	—	—	—	—	—	—	—
BALANCE, FEBRUARY 3, 2007	88,998	890	101,132	—	(11,531)	(199,548)	(5,274)	414,916	312,116
Net income	—	—	—	—	—	—	—	129,197	129,197
Stock options exercised	805	8	8,020	—	—	—	—	—	8,028
Minimum pension liability (net of tax of $229)	—	—	—	—	—	—	(582)	—	(582)
Excess tax benefit from stock-based compensation	—	—	5,519	—	—	—	—	—	5,519
Adoption of FIN 48	—	—	—	—	—	—	—	(202)	(202)
Repurchase of common stock	—	—	—	—	(11,665)	(266,692)	—	—	(266,692)
Stock-based compensation	—	—	9,381	—	—	—	—	—	9,381
Foreign currency translation adjustment	—	—	—	—	—	—	1,206	—	1,206
Vesting of stock	105	1	—	—	(28)	(696)	—	—	(695)
BALANCE, FEBRUARY 2, 2008	89,908	899	124,052	—	(23,224)	(466,936)	(4,650)	543,911	197,276
Net income	—	—	—	—	—	—	—	149,422	149,422
Stock options exercised	252	3	3,751	—	—	—	—	—	3,754
Minimum pension liability (net of tax of $321)	—	—	—	—	—	—	(474)	—	(474)
Excess tax benefit from stock-based compensation	—	—	1,482	—	—	—	—	—	1,482
Repurchase of common stock	—	—	—	—	(208)	(6,681)	—	—	(6,681)
Stock-based compensation	—	—	16,666	—	—	—	—	—	16,666
Foreign currency translation adjustment	—	—	—	—	—	—	(3,874)	—	(3,874)
Vesting of stock	312	3	—	—	(110)	(2,514)	—	—	(2,511)
BALANCE, JANUARY 31, 2009	90,472	$905	$145,951	$—	(23,542)	$(476,131)	$(8,998)	$693,333	$355,060

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007
	(In thousands)
Cash Flows Provided by Operating Activities
Net income	$149,422	$129,197	$106,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,773	36,756	30,029
Stock-based compensation	16,666	9,381	5,878
Amortization of tenant allowances and above market leases	(11,745)	(10,315)	(9,195)
Amortization of deferred rent expense	2,357	2,427	2,333
Pension expense	2,757	2,202	2,246
Deferred income taxes	3,022	(12,990)	(10,474)
Jimmy’Z asset impairment charges	—	9,023	—
Excess tax benefits from stock-based compensation	(1,482)	(5,519)	(7,568)
Other	—	1,217	—
Changes in operating assets and liabilities:
Merchandise inventory	9,063	(35,002)	(9,568)
Prepaid expenses and other assets	(5,202)	(4,447)	2,646
Accounts payable	(21,717)	35,451	6,753
Accrued expenses and other liabilities	13,221	13,700	57,718
Net cash provided by operating activities	202,135	171,081	177,445

Cash Flows Used for Investing Activities
Capital expenditures	(83,035)	(82,306)	(44,949)
Purchase of short-term investments	—	(313,572)	(513,909)
Proceeds from sale of short-term investments	—	389,795	457,723
Net cash used for investing activities	(83,035)	(6,083)	(101,135)

Cash Flows Used for Financing Activities
Purchase of treasury stock	(6,681)	(266,692)	(91,403)
Proceeds from stock options exercised	3,754	8,020	2,354
Excess tax benefits from stock-based compensation	1,482	5,519	7,568
Borrowings under revolving credit facility	—	31,300	—
Repayments under revolving credit facility	—	(31,300)	—
Net cash used for financing activities	(1,445)	(253,153)	(81,481)

Effect of exchange rate changes	(1,052)	18	—

Net Increase (Decrease) in Cash and Cash Equivalents	116,603	(88,137)	(5,171)

Cash and Cash Equivalents, Beginning of Year	111,927	200,064	205,235

Cash and Cash Equivalents, End of Year	$228,530	$111,927	$200,064

Supplemental Disclosures of Cash Flow Information:
Interest paid	$—	$110	$—
Income taxes paid	$112,469	$102,051	$48,352
Non-cash operating and investing activities	$785	$313	$1,984

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Organization

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated or unless the context otherwise requires. We are a mall-based specialty retailer of casual apparel and accessories for young women and men. As of January 31, 2009, we operated 914 stores, consisting of 874 Aéropostale stores in 48 states and Puerto Rico, 29 Aéropostale stores in Canada, and 11 Jimmy’Z stores in 10 states.  We plan to close all of the Jimmy’Z stores by the end of the second quarter of fiscal 2009.

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31.  Fiscal 2008 was the 52-week period ended January 31, 2009, fiscal 2007 was the 52-week period ended February 2, 2008 and fiscal 2006 was the 53-week period ended February 3, 2007.  Fiscal 2009 will be the 52-week period ending January 30, 2010.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of our Canadian subsidiary have been translated into United States dollars by translating balance sheet accounts at the year-end exchange rate and statement of income accounts at the average exchange rates for the year. Foreign currency translation gains and losses are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss and are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.  The balance of the unrealized foreign currency translation adjustment included in accumulated other comprehensive loss was a loss of $2.7 million as of January 31, 2009 compared to a gain of $1.2 million as of February 2, 2008.  Foreign currency transaction gains and losses are charged or credited to earnings as incurred.

Cash Equivalents

We include credit card receivables and all short-term investments with an original maturity of three months or less in cash and cash equivalents.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, receivables, and accounts payable approximates their carrying value due to their short-term maturities.

Merchandise Inventory

Merchandise inventory consists of finished goods and is valued utilizing the cost method at the lower of cost or market determined on a weighted-average basis. Merchandise inventory includes warehousing, freight, merchandise and design costs as an inventory product cost. We make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We recorded adjustments to inventory and cost of sales for lower of cost or market of $9.5 million as of January 31, 2009 and $8.1 million as of February 2, 2008.

Vendor Rebates

We receive vendor rebates from certain merchandise suppliers. The vendor rebates are earned as we receive merchandise from the suppliers and is computed at an agreed upon percentage of the purchase amount. Vendor rebates are recorded as a reduction of merchandise inventory, and are then recognized as a reduction of cost of sales when the related inventory is sold. Vendor rebates recorded as a reduction of merchandise inventory were $0.9 million as of January 31, 2009 and $1.0 million as of February 2, 2008. Vendor rebates recorded as a reduction of cost of sales were $8.3 million for fiscal 2008, $7.4 million for fiscal 2007, and $6.4 million for fiscal 2006.

Fixtures, Equipment and Improvements

Fixtures, equipment and improvements are stated at cost. Depreciation and amortization are provided for by the straight-line method over the following estimated useful lives:

Fixtures and equipment	10 years
Leasehold improvements	Lesser of 10 years or lease term
Computer equipment	5 years
Software	3 years

Evaluation for Long-Lived Asset Impairment

We periodically evaluate the need to recognize impairment losses relating to long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”). Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, we estimate the future undiscounted cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, we write the asset down to fair value and we record impairment charges, accordingly. We recorded asset impairment charges of $9.0 million in fiscal 2007 related to our Jimmy’Z store concept (see note 3 for a further discussion).  Additionally, we have recorded Aéropostale store impairments of $3.7 million in fiscal 2008 for 11 stores, $1.7 million in fiscal 2007 for five stores and $0.1 million in fiscal 2006 for one store, which were included in depreciation and amortization expense, which is included as a component of cost of sales.

Pre-Opening Expenses

New store pre-opening costs are expensed as they are incurred.

Leases

Our store operating leases typically provide for fixed non-contingent rent escalations. Rent payments under our store leases typically commence when the store opens.  These leases include a pre-opening period that allows us to take possession of the property to construct the store. We recognize rent expense on a straight-line basis over the non-cancelable term of each individual underlying lease, commencing when we take possession of the property (see note 13 for a further discussion).

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

Gift Cards

We sell gift cards to our customers in our retail stores, through our Web site, and through select third parties. We do not charge administrative fees on unused gift cards and our gift cards do not have an expiration date. We recognize income from gift cards when the gift card is redeemed by the customer. In addition, in the fourth quarter of fiscal 2007, we relieved our legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction.  We therefore determined that the likelihood of certain gift cards being redeemed by the customer was remote, based upon historical redemption patterns of gift cards. For those gift cards that we determined redemption to be remote, we reversed our liability, and recorded gift card breakage income.  In fiscal 2008, we recorded $2.9 million in net sales related to gift card breakage income compared to the initial recognition of $7.7 million in the fourth quarter of fiscal 2007, of which, $5.9 million was related to gift cards issued prior to fiscal 2007.

Cost of Sales

Cost of sales includes costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing, freight from the distribution center to the stores, payroll for our design, buying and merchandising departments, and occupancy costs. Occupancy costs include rent, contingent rent, common area maintenance, real estate taxes, utilities, repairs, maintenance and all depreciation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, include costs related to selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, information technology maintenance costs and expenses, insurance and legal expenses, store pre-opening and other corporate level expenses.  Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.

Self-Insurance

We self-insure our workers compensation claims and our employee medical benefits. The recorded liabilities for these risks are calculated primarily using historical experience and current information. The liabilities include amounts for actual claims and estimated claims incurred but not yet reported.

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

Marketing Costs

Marketing costs, which include e-commerce, print, radio and other media advertising and collegiate athletic conference sponsorships, are expensed at the point of first broadcast or distribution, and were $9.5 million in fiscal 2008, $7.6 million in fiscal 2007, and $11.3 million in fiscal 2006.

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

Segment Reporting

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes standards for reporting information about a company’s operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We operate in and report as a single aggregated operating segment, which includes the operation of our Aéropostale retail stores and our Aéropostale e-commerce site. Revenues from external customers are derived from merchandise sales and we do not rely on any major customers as a source of revenue.  Our consolidated net sales mix by merchandise category was as follows:

	Fiscal
Merchandise Categories	2008	2007	2006
Young Women’s	71%	72%	73%
Young Men’s	29	28	27
Total Merchandise Sales	100%	100%	100%

During fiscal 2008, we sourced approximately 76% of our merchandise from our top five merchandise vendors.  During fiscal 2007, we sourced approximately 69% of our merchandise from our top five merchandise vendors.  The loss of any of these sources could adversely impact our ability to operate our business. We ceased doing business with South Bay Apparel Inc., one of our largest suppliers of graphic T-shirts and fleece, in July 2007 (see note 4 for a further discussion). We have replaced this business both with new vendors and our existing vendor base.

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. Effective at the beginning of the first quarter of fiscal 2007, we adopted FASB FIN 48. This interpretation clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements in accordance with SFAS No. 109.  FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded.

Recent Accounting Developments

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “Employers’ Disclosures About Pensions and Other Postretirement Benefit Plan Assets”.  This FSP amends Statement 132(R) to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  FSP No. FAS 132(R)-1 will be effective for fiscal years ending after December 15, 2009.  We expect that the adoption will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued the Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R)'s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008.  We expect that the adoption of SFAS No. 141(R) will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued the Statement of Financial Accounting Standards No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS No. 160”).  SFAS No. 160's objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We expect that the adoption of SFAS No. 160 will not have a material impact on our consolidated financial statements.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 110 to extend the use of “simplified method” for estimating the expected terms of “plain vanilla” employee stock options for the awards valuation.  The method was initially allowed under SAB 107 in contemplation of the adoption of SFAS 123(R) to expense the compensation cost based on the grant date fair value of the award.  SAB 110 does not provide an expiration date for the use of the method.  However, as more external information about exercise behavior will be available over time, it is expected that this method will not be used when more relevant guidance is available (see note 9 for a further discussion).

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective at the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 has not had a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute. This statement is effective in financial statements issued for fiscal years beginning after November 15, 2007.  However, in February 2008, the FASB issued FSP SFAS 157-2, “Effective Date for FASB Statement No. 157” which delayed application of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  We will adopt FSP SFAS 157-2 at the beginning of fiscal 2009.  The adoption of SFAS No. 157 as it relates to financial assets and liabilities has not had a material impact on our consolidated financial statements.

2.  Short-Term Investments

As of January 31, 2009 and February 2, 2008, we did not have any short-term investments. As of February 3, 2007, short-term investments consisted of auction rate debt and preferred stock securities. We sold all of our short-term investments in auction rate debt and preferred stock securities during fiscal 2007.  Auction rate securities are term securities earning income at a rate that is periodically reset, typically within 35 days, to reflect current market conditions through an auction process. These securities were classified as “available-for-sale” securities under the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). Accordingly, these short-term investments were recorded at fair-value, with any related unrealized gains and losses included as a separate component of stockholders’ equity, net of tax.  Investment income is included in interest income and was $4.0 million in fiscal 2007 and $6.4 million in fiscal 2006.  There was no investment income in fiscal 2008.

3.  Jimmy’Z Store Concept Closing and Asset Impairment

On February 23, 2009, we announced our plans to close all of our 11 Jimmy’Z stores by the end of the second quarter of fiscal 2009. Three additional Jimmy’Z stores had previously closed during fiscal 2008.

During the fourth quarter of fiscal 2007, we reduced the carrying value of the assets related to our Jimmy’Z store concept to fair value, and recorded asset impairment charges of $9.0 million ($5.7 million after-tax, or $0.08 per diluted share). These impairment charges were as a result of a review of the operating performance, and changes in the forecasts of future performance, of each of the fourteen Jimmy’Z stores. As a result of that review, we determined that each of the 14 Jimmy’Z stores would not be able to recover the carrying value of the store property and equipment through expected undiscounted cash flows over the remaining life of the related assets.

4.  Other Matters

In January 2008, we learned that the SEC had issued a formal order of investigation with respect to matters arising from the activities of Christopher L. Finazzo, our former Executive Vice President and Chief Merchandising Officer, as discussed below. The SEC’s investigation is a non-public, fact-finding inquiry to determine whether any violations of law have occurred. We are cooperating fully with the SEC in its investigation.

On November 30, 2007, we entered into an agreement (the "Agreement") with Mr. Finazzo settling disputes between us. In the fourth quarter of fiscal 2007, pursuant to the terms of the Agreement, Mr. Finazzo paid us $5.0 million and in turn, we paid to Mr. Finazzo approximately $0.9 million, which represented the value of Mr. Finazzo’s benefits under our Supplemental Executive Retirement Plan.  We recorded net other operating income of approximately $4.1 million in the fourth quarter of fiscal 2007.

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

On December 5, 2006, we entered into an agreement with South Bay Apparel, Inc. and Douglas Dey, South Bay Apparel, Inc.’s President, whereby the parties resolved certain outstanding matters between them. As such, South Bay Apparel, Inc. paid us $8.0 million, representing (i) a concession of $7.1 million by South Bay Apparel, Inc. and Mr. Dey concerning prior purchases of merchandise by us, which was reflected as a reduction in the cost of merchandise in fiscal 2006, and (ii) reimbursement by South Bay Apparel, Inc. of $0.9 million, which offset professional fees that we incurred associated with the negotiation of the Agreement and the investigation of the underlying facts. In addition, South Bay Apparel, Inc. and Mr. Dey reduced the price of merchandise sold to us to a price that we believed represented fair value, based on costs of comparable merchandise. We also agreed to purchase excess merchandise held at the time by South Bay Apparel, Inc.  Once the excess inventory was fully depleted during the third quarter of fiscal 2007, we ceased doing business with South Bay Apparel Inc.

5.  Fixtures, Equipment and Improvements

Fixtures, equipment and improvements consist of the following (in thousands):

	January 31, 2009	February 2, 2008
Leasehold improvements	$248,724	$206,693
Fixtures and equipment	109,158	92,297
Computer equipment and software	55,503	37,655
Construction in progress	1,339	2,330
	414,724	338,975
Less accumulated depreciation and amortization	165,725	125,144
	$248,999	$213,831

Depreciation and amortization expense was $45.8 million in fiscal 2008, $36.8 million in fiscal 2007, and $30.0 million in fiscal 2006.  Included in depreciation and amortization expense are Aéropostale store impairment charges of $3.7 million in fiscal 2008,  $1.7 million in fiscal 2007 and $0.1 million in fiscal 2006.

6.  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	January 31, 2009	February 2, 2008
Accrued compensation	$30,043	$23,076
Accrued gift cards	19,349	16,965
Accrued rent	13,748	11,025
Income taxes payable	10,862	27,401
Other	24,188	19,551
	$98,190	$98,018

7.  Revolving Credit Facility

In November 2007, we entered into an amended and restated revolving credit facility with Bank of America, N.A., as Lender which expanded availability from a maximum of $75.0 million to $150.0 million (the “Credit Facility”).   The Credit Facility provides for a $150.0 million revolving credit line.  The Credit Facility is available for working capital and general corporate purposes, including the repurchase of the Company’s capital stock and for its capital expenditures.  The Credit Facility is scheduled to expire on November 13, 2012 and is guaranteed by all of our domestic subsidiaries (the “Guarantors”).

Loans under the Credit Facility are secured by all our assets and are guaranteed by the Guarantors. Upon the occurrence of a Cash Dominion Event (as defined in the Credit Facility) among other limitations, our ability to borrow funds, make investments, pay dividends and repurchase shares of its common stock would be limited. Direct borrowings under the Credit Facility bear interest at a margin over either LIBOR or a Base Rate (as each such term is defined in the Credit Facility).

     The Credit Facility also contains covenants that, subject to specified exceptions, restrict our ability to, among other things:

•	incur additional debt or encumber assets of the Company;

•	merge with or acquire other companies, liquidate or dissolve;

•	sell, transfer, lease or dispose of assets; and

•	make loans or guarantees.

Events of default under the Credit Facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, institution of legal process or proceedings under federal, state or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the Lender will be entitled to take various actions, including the acceleration of amounts due thereunder and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility, and declare all amounts outstanding to be immediately due and payable.  As of January 31, 2009, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.  As of January 31, 2009, we had no outstanding balances or stand-by or commercial letters of credit issued under the Credit Facility.

8.  Earnings Per Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS No. 128”), basic earnings per share has been computed based upon the weighted average of common shares during the applicable fiscal year.  Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include certain stock options, restricted stock units and performance shares.

Earnings per common share has been computed as follows (in thousands, except per share data):

	Fiscal
	2008	2007	2006
Net income	$149,422	$129,197	$106,647
Weighted average basic shares	66,832	74,315	79,928
Impact of dilutive securities	744	531	709
Weighted average diluted shares	67,576	74,846	80,637
Per common share:
Basic earnings per share	$2.24	$1.74	$1.33
Diluted earnings per share	$2.21	$1.73	$1.32

Options to purchase 1,048,509 shares in fiscal 2008, 511,000 shares in fiscal 2007, and 629,000 in fiscal 2006 were excluded from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

9.  Stock-Based Compensation

We have stock option plans under which we may grant qualified and non-qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees. As of January 31, 2009, a total of 3,433,412 shares were available for future grant under our plans compared to a total of 3,692,666 shares as of February 2, 2008. Stock options may not be granted at less than the fair market value at the date of grant. Stock options generally vest over four years on a pro rata basis and expire after eight years. All outstanding stock options immediately vest upon change in control.

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

We determined expected volatilities based on our past four years of historical volatilities.  We have elected to use the simplified method for estimating our expected term as allowed by SAB 107, and extended by SAB 110, to determine expected life.  We have concluded that we cannot yet rely on our historical exercise data to estimate the future exercise behavior of our employees.  Therefore, in accordance with SAB 110, we have continued to utilize the simplified method to estimate the expected term for our stock options granted and will continue to evaluate the appropriateness of utilizing such method.   The risk-free interest rate is indexed to the five-year Treasury note interest at the date of grant and the expected forfeiture rate is based on our historical forfeiture information.

In accordance with SFAS No. 123(R), the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the following assumptions for grants in the respective periods:

	Fiscal
	2008	2007	2006
Expected volatility	43%	45%	50%
Expected term	5.25 years	5.25 years	5.25 years
Risk-free interest rate	2.68%	4.49%	4.86%
Expected dividend yield	0%	0%	0%
Expected forfeiture rate	25%	25%	20%

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

Stock Options

The following tables summarize stock option transactions for common stock for fiscal 2008:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of February 2, 2008	1,659	$19.58
Granted	109	$28.57
Exercised	(251)	$14.94
Cancelled	(67)	$23.71
Outstanding as of January 31, 2009	1,450	$20.87	4.91	$3.9
Exercisable as of January 31, 2009	717	$17.11	3.90	$3.6

We recognized $3.7 million in compensation expense related to stock options in fiscal 2008, $4.7 million in fiscal 2007 and $3.7 million in fiscal 2006.  The weighted-average grant-date fair value of options granted was $12.10 during fiscal 2008, $12.35 during fiscal 2007, and $9.73 during fiscal 2006. The intrinsic value of options exercised was $1.7 million in fiscal 2008, $15.4 million in fiscal 2007, and $19.3 million in fiscal 2006.

The following tables summarize information regarding non-vested outstanding stock options as of January 31, 2009:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of February 2, 2008	1,120	$10.80
Granted	109	$12.10
Vested	(437)	$10.23
Cancelled	(59)	$11.19
Non-vested as of January 31, 2009	733	$11.31

As of January 31, 2009, there was $5.2 million of total unrecognized compensation cost related to non-vested options that we expect to be recognized over the remaining weighted-average vesting period of 2.1 years.  We expect to recognize $2.7 million of this cost in fiscal 2009, $1.9 million in fiscal 2010, $0.5 million in fiscal 2011, and $0.1 million in fiscal 2012. Based on our forfeiture experience, we expect that approximately 587 of the above non-vested options will vest.

Non-Vested Stock

Certain of our employees and all of our directors have been awarded non-vested stock, pursuant to non-vested stock agreements. The non-vested stock awarded to employees cliff vest after up to three years of continuous service with us. Initial grants of non-vested stock awarded to directors vest, pro-rata, over a three-year period, based upon continuous service. Subsequent grants of non-vested stock awarded to directors vest in full one year after the grant-date.

The following table summarizes non-vested shares of stock outstanding at January 31, 2009:

	Shares	Weighted- Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 2, 2008	907	$24.31
Granted	164	$28.65
Vested	(313)	$24.76
Cancelled	(30)	$23.69
Outstanding as of January 31, 2009	728	$25.13

Total compensation expense is being amortized over the vesting period. Compensation expense was $11.4 million for fiscal 2008, $4.1 million for fiscal 2007 and $2.2 million for fiscal 2006. As of January 31, 2009, there was $6.7 million of unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over the weighted average period of 1.0 year.

Performance Shares

Certain of our executives have been awarded performance shares, pursuant to performance shares agreements. The performance shares vest at the end of three years of continuous service with us, and the number of shares ultimately awarded is contingent upon meeting various cumulative consolidated earnings targets. Compensation cost for the performance shares assumes that the performance goals targets will be achieved. If the probability of achieving targets changes, compensation cost will be adjusted in the period that the probability of achievement changes.

The following table summarizes performance shares of stock outstanding at January 31, 2009:

	Shares	Weighted- Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 2, 2008	76	$26.73
Granted	42	$28.29
Vested	—	—
Cancelled	—	—
Other	41	$27.33
Outstanding as of January 31, 2009	159	$27.30

Total compensation expense is being amortized over the vesting period. Compensation expense was $1.5 million for fiscal 2008, $0.6 million for fiscal 2007 and none in fiscal 2006. As of January 31, 2009, there was $2.1 million of unrecognized compensation cost related to performance shares awards that is expected to be recognized over the weighted average period of 1.5 years.

10.  Retirement Benefit Plans

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements. Under the terms of the plan, employees may contribute up to 14% of gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants. We also have the option to make additional contributions. The terms of the plan provide for vesting in our matching contributions to the plan over a five-year service period with 20% vesting after two years and 50% vesting after year three. Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after year five. Contribution expense was $0.8 million in fiscal 2008, $0.7 million in fiscal 2007 and $0.8 million in fiscal 2006.

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

The following information about the SERP is provided below (in thousands):

	January 31, 2009	February 2, 2008
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of period	$17,830	$15,147
Service cost	655	534
Interest cost	1,146	901
Plan amendments	—	—
Actuarial loss	1,593	1,248
Benefits paid	—	—
Settlements	—	—
Special termination benefits	—	—
Benefit obligation at end of period	$21,224	$17,830

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	—	—
Benefits paid	—	—
Settlements	—	—
Fair value of plan assets at end of period	$—	$—

Funded status at end of period	$(21,224)	$(17,830)

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(21,224)	(17,830)
	$(21,224)	$(17,830)

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS:
Net loss	$9,107	$8,108
Prior service cost	833	907
Total	$9,940	$9,015

INFORMATION FOR PENSION PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS:
Projected benefit obligation	$21,224	$17,830
Accumulated benefit obligation	17,240	13,294
Fair value of plan assets	—	—

Pension expense includes the following components (in thousands):

	Fiscal
	2008	2007	2006
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$655	$534	$492
Interest cost	1,146	901	932
Expected return on plan assets	—	—	—

Amortization of prior service cost	74	74	74
Amortization of net loss	594	421	568
Net periodic benefit cost	$2,469	$1,930	$2,066

OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE LOSS:
Net loss	$1,593	$1,248	N/A
Prior service cost	—	—	N/A
Amortization of loss	(594)	(421)	N/A
Amortization of prior service cost	(74)	(74)	N/A
Change in Additional Minimum Liability prior to application of SFAS No. 158	N/A	N/A	(253)
Total recognized in other comprehensive loss	$925	$753	$(253)
Total recognized in net periodic benefit cost and other comprehensive loss	$3,394	$2,683	$1,813

WEIGHTED-AVERAGE ASSUMPTIONS USED:
Discount rate to determine benefit obligations	6.75%	5.75%	5.75%
Discount rate to determine net periodic pension cost	5.75%	5.75%	5.50%
Rate of compensation increase	4.50%	4.50%	4.50%

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $544,000 and $74,000, respectively.  The estimated net loss and prior service cost for the other postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $5,000 and $17,000, respectively.

The discount rate was determined by matching a published set of zero coupon yields and associated durations to expected plan benefit payment streams to obtain an implicit internal rate of return.

We currently do not expect to make any contributions to the SERP in fiscal 2009. We project making a benefit payment of approximately $16.9 million in 2010, which assumes expected future service until retirement at age 65.

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management, with liabilities of $0.6 million as of January 31, 2009 and $0.4 million at February 2, 2008. The plan is a non-qualified, defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP. We record annual monetary credits to each participant’s account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant’s account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants’ accounts will be fully vested upon retirement after completing five years of service and attaining age 55.

We have a postretirement benefit plan for certain executives.  The projected benefit obligation of $0.7 million is recorded as a liability as of January 31, 2009 and February 2, 2008.

11.  Stock Repurchase Program

We repurchase our common stock from time to time under a stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward.  During fiscal 2008, we repurchased 0.2 million shares for $6.7 million, as compared to repurchases of 11.7 million shares for $266.7 million during fiscal 2007 and 4.7 million shares for $91.4 million during fiscal 2006.

As of January 31, 2009, we have approximately $127.1 million of repurchase authorization remaining under our $600.0 million share repurchase program.

12.  Income Taxes

The provision for income taxes consists of the following (in thousands):

	Fiscal
	2008	2007	2006
Current:
Federal	$78,823	$77,489	$63,561
State and local	17,376	15,227	15,096
Foreign	166	80	—
	96,365	92,796	78,657
Deferred:
Federal	4,012	(8,831)	(8,253)
State and local	(756)	(3,775)	(2,221)
Foreign	(234)	(384)	—
	3,022	(12,990)	(10,474)
	$99,387	$79,806	$68,183

Reconciliation of the U.S. statutory tax rate with our effective tax rate is summarized as follows:

	Fiscal
	2008	2007	2006
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
State income taxes, net of federal tax benefits	4.2	3.6	4.8
Other	0.7	(0.4)	(0.8)
Effective rate	39.9%	38.2%	39.0%

The components of the net deferred income tax assets are as follows (in thousands):

	January 31, 2009	February 2, 2008
Current:
Inventory	$1,212	$543
Unredeemed gift cards	1,261	7,485
Accrued compensation	7,597	4,393
Other	675	540
	$10,745	$12,961
Non-current:
Furniture, equipment and improvements	$(11,813)	$(6,677)
Retirement benefit plan liabilities	8,901	7,172
Stock-based compensation	6,887	4,687
Deferred rent and tenant allowances	3,720	4,507
Net operating loss carry-forwards (“NOL’s”)	2,364	2,138
Valuation allowances for NOL’s	(551)	(462)
Insurance reserves	1,694	—
Other	1,307	1,708
	12,509	13,073
Net deferred income tax assets	$23,254	$26,034

As of January 31, 2009, we had approximately $37.1 million of NOL’s from certain states that were generated principally by our Jimmy’Z subsidiary and approximately $1.7 million of foreign NOL’s generated by our Canadian and Puerto Rico subsidiaries.  The NOL’s will expire between 2011 and 2028.  We have recorded valuation allowances against certain of the state NOL’s.  Subsequent recognition of these deferred tax assets that were previously reduced by valuation allowances would result in an income tax benefit in the period of such recognition.

We have not recognized any United States (“U.S.”) tax expense on undistributed foreign earnings as they are intended to be indefinitely reinvested outside of the U.S.

On February 4, 2007, the first day of our 2007 fiscal year, we adopted FIN No. 48, which clarifies the accounting and disclosure for uncertainty in income taxes. As a result of the adoption, we recorded a decrease to beginning retained earnings of approximately $0.2 million and increased our net liabilities for uncertain tax positions and related interest and penalties by a corresponding amount.  As of the adoption date, we recorded liabilities of $10.7 million for uncertain tax positions, which includes interest and penalties. Also as of the adoption date, we recorded deferred tax assets of $7.9 million for federal and, if applicable, state benefits related to the uncertain tax positions. Net uncertain tax positions of $2.8 million as of the adoption date, $2.4 million as of February 2, 2008 and $2.6 million as of January 31, 2009, which is inclusive of interest and penalties, would favorably impact our effective tax rate if these net liabilities were reversed.

We recognize interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense. As of the adoption date, the total amount of accrued interest and penalties was $1.7 million before federal and, if applicable, state effect. We recorded approximately $0.3 million and $0.2 million in additional interest and penalties, before federal and, if applicable, state tax effect in fiscal 2008 and 2007, respectively. We had liabilities for accrued interest and penalties of $0.7 million as of January 31, 2009 and $2.0 million as of February 2, 2008.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”).  This FSP amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  There was no impact to our financial statements in connection with the adoption of this guidance.

Below is a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits relating to uncertain tax positions, which are recorded in our Consolidated Balance Sheets.

Unrecognized Tax Benefits (in thousands)
Balance at February 3, 2007	$8,956
Increases due to tax positions related to prior years	94
Increases due to tax positions related to current year	448
Increases due to settlements with taxing authorities	286
Decreases due to tax positions related to prior years	(78)
Decreases due to expiration of statute of limitations	(112)
Balance at February 2, 2008	$9,594
Increases due to tax positions related to prior years	485
Increases due to tax positions related to current year	316
Increases due to settlements with taxing authorities	229
Decreases due to settlements with taxing authorities	(8,487)
Decreases due to tax positions related to prior years	(180)
Decreases due to expiration of statute of limitations	(20)
Balance at January 31, 2009	$1,937

We file U.S. and Canadian federal and various state and provincial income tax returns.  Our U.S. federal filings for the years 2002 through 2005 were examined by the IRS and were  settled  in the fourth quarter of fiscal 2007.  We paid approximately $7.7 million relating to this settlement in the first quarter of fiscal 2008.  This liability was included in the above balance of uncertain tax position liabilities at February 2, 2008, which was included in accrued expenses on our consolidated balance sheet as of that date.  The examination liability related to the timing of taxable revenue from non-redeemed gift cards.  Our tax returns remain open for examination generally for our 2005 through 2007 tax years by various taxing authorities.  However, certain states may keep their statute open for six to ten years.

13.  Commitments and Contingencies

We are committed under non-cancelable leases for our entire store, distribution centers and office space locations, which generally provide for minimum rent plus additional increases in real estate taxes, certain operating expenses, etc. Certain leases also require contingent rent based on sales.

The aggregate minimum annual real estate rent commitments as of January 31, 2009 are as follows (in thousands):

Due in Fiscal Year	Total
2009	$98,782
2010	95,377
2011	90,868
2012	84,872
2013	77,766
Thereafter	198,522
Total	$646,187

Additionally, as of January 31, 2009, we were committed to equipment leases in aggregate of $4.2 million through fiscal 2012.

Rental expense consists of the following (in thousands):

	Fiscal
	2008	2007	2006
Minimum rentals for stores	$88,031	$77,640	$69,733
Contingent rentals	18,793	13,384	12,164
Office space rentals	3,923	2,819	2,255
Distribution centers rentals	3,181	3,080	1,539
Equipment rentals	1,981	1,234	408

Employment Agreements — As of January 31, 2009, we had outstanding employment agreements with certain members of our senior management totaling $20.8 million. These employment agreements expire at the end of fiscal 2009 through March 2010, except for the employment agreement with our Chairman and Chief Executive Officer, which expires at the end of fiscal 2010.

Legal Proceedings — In January 2008, we learned that the SEC had issued a formal order of investigation with respect to matters arising from the activities of Christopher L. Finazzo, our former Executive Vice President and Chief Merchandising Officer. The SEC’s investigation is a non-public, fact-finding inquiry to determine whether any violations of law have occurred. We are cooperating fully with the SEC in its investigation.

On November 30, 2007, we entered into an agreement (the "Agreement") with Mr. Finazzo settling disputes between us. Pursuant to the terms of the Agreement, Mr. Finazzo has paid us $5.0 million, and in turn, we paid Mr. Finazzo, simultaneously with his payment to us, approximately $0.9 million, which represented the value of Mr. Finazzo’s benefits under the our Supplemental Executive Retirement Plan.

On December 5, 2006, we entered into an agreement with South Bay Apparel, Inc. and Douglas Dey, South Bay Apparel, Inc.’s President, whereby the parties resolved certain outstanding matters between them. As such, South Bay Apparel, Inc. paid us $8.0 million, representing (i) a concession of $7.1 million by South Bay Apparel, Inc. and Mr. Dey concerning prior purchases of merchandise by us, which was reflected as a reduction in the cost of merchandise in fiscal 2006, and (ii) reimbursement by South Bay Apparel, Inc. of $0.9 million, which offset professional fees that we incurred associated with the negotiation of the Agreement and the investigation of the underlying facts associated with those outstanding matters.

We are also party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results of operations or cash flows.

Guarantees — We had no financial guarantees outstanding at January 31, 2009.  We had no commercial commitments outstanding as of January 31, 2009.

14.  Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information (in thousands, except per share amounts):

	13 Weeks Ended
	May 3, 2008	August 2, 2008	November 1, 2008	January 31, 2009

Fiscal 2008
Net sales	$336,332	$377,145	$482,037	$690,017
Gross profit	111,278	125,936	173,451	243,517
Net income	17,498	21,053	42,646	68,225
Basic earnings per share	0.26	0.31	0.64	1.02
Diluted earnings per share	0.26	0.31	0.63	1.01

	13 Weeks Ended
	May 5, 2007	August 4, 2007	November 3, 2007	February 2, 2008
				(1)
Fiscal 2007
Net sales	$275,782	$311,236	$412,576	$591,289
Gross profit	88,703	96,878	143,844	223,778
Net income	13,752	14,702	36,008	64,735
Basic earnings per share	0.18	0.19	0.48	0.96
Diluted earnings per share	0.18	0.19	0.48	0.95
__________

(1)
— Includes gift card breakage income of $7.7 million ($4.8 million, after tax, or $0.06 per diluted share), other operating income of $4.1 million ($2.6 million, after tax, or $0.04 per diluted share) as a result of an agreement with our former Executive Vice President and Chief Merchandising Officer, partially offset by Jimmy’Z asset impairment charge of $9.0 million ($5.7 million, after tax, or $0.08 per diluted share).

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment, our management believes that, as of January 31, 2009, our internal control over financial reporting is effective.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our fiscal year ended January 31, 2009, our disclosure controls and procedures are effective.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information, as of January 31, 2009, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of restricted shares granted to employees, consultants or members of our Board of Directors, under our two existing equity compensation plans, the Aéropostale, Inc. 1998 Stock Option Plan and the Aéropostale, Inc. 2002 Long-Term Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a) (c)
Equity compensation plans approved by security holders	2,336,575	$22.63	3,433,412
Equity compensation plans not approved by security holders	—	—	—
Total	2,336,575	$22.63	3,433,412

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
	3.	Exhibits included or incorporated herein: See Exhibit Index

EXHIBIT INDEX
Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation.(1)
3.2	Form of Amended and Restated By-Laws. (1)
4.1	Specimen Common Stock Certificate. (1)
10.1	Aéropostale, Inc. Amended and Restated 1998 Stock Option Plan. (2)**
10.2	Aéropostale, Inc. Amended and Restated 2002 Long-Term Incentive Plan. (2)**
10.3	Employment Agreement, dated as of February 1, 2007, between Aéropostale, Inc. and Michael J. Cunningham.(3)**
10.4	Employment Agreement, dated as of February 1, 2007, between Aéropostale, Inc. and Thomas P. Johnson.(3)**
10.5	Employment Agreement, dated as of February 1, 2007, between Aéropostale, Inc. and Olivera Lazic-Zangas.(3)**
10.6	Employment Agreement, effective March 16, 2007, between Aéropostale, Inc. and Mindy Meads.(4)**
10.7	Second Amended and Restated Loan and Security Agreement, dated November 13, 2007, by and between Bank of America, N.A. and Aéropostale, Inc.(5)
10.8	Collared Forward Repurchase Agreement, dated November 12, 2007, by and between Bank of America, N.A. and Aéropostale, Inc.(5)
10.9	Employment Agreement, dated as of January 30, 2008, between Aéropostale, Inc. and Julian R. Geiger.(6)**
21	Subsidiaries of the Company.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification by Julian R. Geiger, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
31.2	Certification by Michael J. Cunningham, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification by Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
__________

*	Filed herewith.
**	Management contract or compensatory plan.
***	Furnished, not filed.

(1)	Incorporated by reference to the Registration Statement on Form S-1, as amended, originally filed by Aéropostale, Inc. on March 8, 2002 (Registration No. 333-84056).

(2)	Incorporated by reference to the Registrant’s Proxy Statement, dated May 5, 2006 (File No. 001-31314).

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated February 6, 2007 (File No. 001-31314).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 8, 2007 (File No. 001-31314).

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 15, 2007 (File No. 001-31314).

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 31, 2008 (File No. 001-31314).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AÉROPOSTALE, INC.

By:        /s/  JULIAN R. GEIGER
Julian R. Geiger
Chairman, Chief Executive Officer, and Director

Date: March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JULIAN R. GEIGER	Chairman, Chief Executive	March 30, 2009
Julian R. Geiger	Officer, and Director
(Principal Executive Officer)

/s/ MICHAEL J. CUNNINGHAM	Executive Vice President	March 30, 2009
Michael J. Cunningham	and Chief Financial Officer
(Principal Financial Officer)

/s/ ROSS A. CITTA	Group Vice President	March 30, 2009
Ross A. Citta	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ BODIL ARLANDER	Director	March 30, 2009
Bodil Arlander

/s/ RONALD R. BEEGLE	Director	March 30, 2009
Ronald R. Beegle

/s/ ROBERT B. CHAVEZ	Director	March 30, 2009
Robert B. Chavez

/s/ EVELYN DILSAVER	Director	March 30, 2009
Evelyn Dilsaver

/s/ JOHN N. HAUGH	Director	March 30, 2009
John N. Haugh

/s/ KARIN HIRTLER — GARVEY	Director	March 30, 2009
Karin Hirtler — Garvey

/s/ JOHN D. HOWARD	Director	March 30, 2009
John D. Howard

/s/ THOMAS P. JOHNSON	Executive Vice President, Chief	March 30, 2009
Thomas P. Johnson	Operating Office and Director

/s/ MINDY C. MEADS	President, Chief Merchandising	March 30, 2009
Mindy C. Meads	Officer and Director

/s/ DAVID B. VERMYLEN	Director	March 30, 2009
David B. Vermylen

AÉROPOSTALE, INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Reserve for Sales Returns:	Balance Beginning of Period	Amounts Charged to Net Income	Write-offs Against Reserve	Balance End of Period
	(In thousands)
Year Ended January 31, 2009	$641	$939	$728	$852
Year Ended February 2, 2008	$630	$569	$558	$641
Year Ended February 3, 2007	$654	$512	$536	$630

Valuation Allowance for State Deferred Tax Assets:	Balance Beginning of Period	Amounts Charged to Net Income	Write-offs Against Reserve	Balance End of Period
	(In thousands)
Year Ended January 31, 2009	$462	$89	$—	$551
Year Ended February 2, 2008	$652	$(190)	$—	$462
Year Ended February 3, 2007	$229	$423	$—	$652