Form 10-Q
period 2009-06-05
AEROPOSTALE INC
filed 2009-06-05
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting
		(Do not check if a smaller reporting company)	company ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The Registrant had 67,468,404 shares of common stock issued and outstanding as of May 29, 2009.

AÉROPOSTALE, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	May 2, 2009	January 31, 2009	May 3, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$247,747	$228,530	$64,469
Merchandise inventory	128,929	126,360	134,976
Deferred income taxes	10,919	10,745	12,961
Prepaid expenses and other current assets	26,114	28,246	21,913
Total current assets	413,709	393,881	234,319
Fixtures, equipment and improvements, net	249,676	248,999	230,996
Deferred income taxes	10,773	12,509	13,818
Other assets	2,525	2,530	2,567
TOTAL ASSETS	$676,683	$657,919	$481,700

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$70,308	$77,247	$67,817
Accrued compensation	19,603	30,043	14,349
Accrued gift cards	14,199	19,349	12,043
Accrued expenses and other current liabilities	49,337	48,798	44,999
Total current liabilities	153,447	175,437	139,208
Deferred rent and tenant allowances	99,898	102,393	98,544
Retirement benefit plan liabilities	23,469	22,470	19,975
Uncertain tax contingency liabilities	2,720	2,559	3,799

Commitments and contingent liabilities (See note 11)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 91,076; 90,472 and 90,137 shares issued and outstanding, respectively	911	905	901
Additional paid-in capital	157,687	145,951	130,880
Accumulated other comprehensive loss	(8,518)	(8,998)	(5,277)
Retained earnings	725,008	693,333	561,409
Treasury stock, 23,606; 23,542 and 23,254 shares, respectively at cost	(477,939)	(476,131)	(467,739)
Total stockholders’ equity	397,149	355,060	220,174
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$676,683	$657,919	$481,700

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	13 weeks ended
	May 2, 2009	May 3, 2008

Net sales	$408,024	$336,332

Cost of sales (includes certain buying, occupancy and warehousing expenses)	260,134	225,054

Gross profit	147,890	111,278

Selling, general and administrative expenses	94,446	82,090

Income from operations	53,444	29,188

Interest (expense) income	(45)	240

Income before income taxes	53,339	29,428

Income taxes	21,724	11,930

Net income	$31,675	$17,498

Basic earnings per share	$0.47	$0.26

Diluted earnings per share	$0.47	$0.26

Weighted average basic shares	67,099	66,749

Weighted average diluted shares	67,790	67,305

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	13 weeks ended
	May 2, 2009	May 3, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$31,675	$17,498
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,752	9,873
Stock-based compensation	3,162	3,981
Excess tax benefits from stock-based compensation	(1,123)	(863)
Other	(1,937)	(1,175)
Changes in operating assets and liabilities:
Merchandise inventory	(2,360)	1,433
Accounts payable	(7,018)	(31,529)
Other assets and liabilities	(14,501)	(29,294)

Net cash provided by (used in) operating activities	19,650	(30,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,120)	(20,045)

Net cash used in investing activities	(9,120)	(20,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	7,457	1,986
Excess tax benefits from stock-based compensation	1,123	863

Net cash provided by financing activities	8,580	2,849

Effect of exchange rate changes	107	(186)

Net increase (decrease) in cash and cash equivalents	19,217	(47,458)

Cash and cash equivalents, beginning of year	228,530	111,927

Cash and cash equivalents, end of period	$247,747	$64,469

Supplemental Disclosure of Cash Flow Information:

Accruals related to purchases of property and equipment	$2,904	$7,218

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories for young women and men. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and men. Jimmy’Z Surf Co., Inc. is a wholly owned subsidiary of Aéropostale, Inc.  As of May 2, 2009, we operated 909 Aéropostale stores, consisting of 877 stores in 48 states and Puerto Rico, 32 stores in Canada, in addition to our Aéropostale e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).  As of May 2, 2009, we operated 11 Jimmy’Z stores that we plan to close by the end of the second quarter of fiscal 2009.  In addition, our new concept, P.S. from Aéropostale, will offer casual clothing and accessories focusing on elementary school children between the ages of 7 and 12.  We plan to open approximately 10 new P.S. from Aéropostale stores in the United States during fiscal 2009.

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

Our business is highly seasonal, and historically we have realized a significant portion of our sales, net income, and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in the third quarter and the holiday selling season in the fourth quarter. Therefore, our interim period consolidated financial statements may not be indicative of our full-year results of operations, financial condition or cash flows. These financial statements should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended January 31, 2009.

References to “2009” or “fiscal 2009” mean the 52-week period ending January 30, 2010, and references to “2008” or “fiscal 2008” mean the 52-week period ended January 31, 2009. References to “the first quarter of 2009” mean the thirteen-week period ended May 2, 2009, and references to “the first quarter of 2008” mean the thirteen-week period ended May 3, 2008.

2.  Jimmy’Z Store Concept Closing

In February 2009, we announced our plans to close all of our 11 Jimmy’Z stores by the end of the second quarter of fiscal 2009. Three additional Jimmy’Z stores had closed during fiscal 2008.  During the first quarter of 2009, we recorded inventory related charges of $1.3 million, severance charges of $1.1 million, and a lease termination charge of $0.2 million, resulting from the stores that we plan to close during the second quarter of fiscal 2009. Of these amounts, $2.3 million is recorded in cost of sales and $0.3 million is recorded in selling, general and administrative expenses.  The liability related to these charges at the end of the quarter of was $0.7 million.  We expect to record the remaining closing costs related to these stores during the second quarter of 2009 when the stores close.

3.  Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores and at the time our e-commerce customers take possession of merchandise. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized.  Also included in sales revenue is shipping revenue from our e-commerce customers.  Sales revenue related to gift cards and the issuance of store credits are recognized when they are redeemed.  We also recognize breakage income for the portion estimated to be unredeemed.  We have no legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction. We therefore have determined that the likelihood of certain gift cards being redeemed by the customer to be remote, based upon historical redemption patterns of gift cards. For those gift cards that we determine redemption to be remote, we reversed the liability, and recorded gift card breakage income in net sales.  In the first quarter of fiscal 2009, we recorded $0.7 million in net sales related to gift card breakage income compared to $0.5 million in the first quarter of fiscal 2008.

4.  Cost of Sales and Selling, General and Administrative Expenses

Cost of sales includes costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing, freight from the distribution center to the stores.  It also includes payroll for our design, buying and merchandising departments and occupancy costs. Occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and all depreciation.

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

5.  Other Comprehensive Income

The following table sets forth the components of other comprehensive income:

	13 weeks ended
	May 2, 2009	May 3, 2008
	(In Thousands)

Net income	$31,675	$17,498
Pension liability, net of tax of $59 and $137, respectively	(89)	(205)
Foreign currency translation adjustment [1]	569	(422)
Other comprehensive income	$32,155	$16,871

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

6.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended
	May 2, 2009	May 3, 2008
	(In Thousands, Except
	Per Share Data)

Net income	$31,675	$17,498
Weighted average basic shares	67,099	66,749
Impact of dilutive securities	691	556
Weighted average diluted shares	67,790	67,305
Earnings per basic share	$0.47	$0.26
Earnings per diluted share	$0.47	$0.26

Options to purchase 544,306 shares during the first quarter of 2009 and 59,220 shares during the first quarter of 2008 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

7.  Revolving Credit Facility

We have an amended and restated revolving credit facility with Bank of America, N.A., as Lender which provides availability of $150.0 million (the “Credit Facility”).  The Credit Facility is available for working capital and general corporate purposes.  The Credit Facility is scheduled to expire on November 13, 2012.

Loans under the Credit Facility are secured by all our assets and are guaranteed by our subsidiaries. Upon the occurrence of a Cash Dominion Event (as defined in the Credit Facility) among other limitations, our ability to borrow funds, make investments, pay dividends and repurchase shares of our common stock would be limited. Direct borrowings under the Credit Facility bear interest at a margin over either LIBOR or a Base Rate (as each such term is defined in the Credit Facility).

The Credit Facility also contains covenants that, subject to specified exceptions, restrict our ability to, among other things, incur additional debt or encumber assets of the Company; merge with or acquire other companies, liquidate or dissolve; sell, transfer, lease or dispose of assets; or make loans or guarantees.

Events of default under the Credit Facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, institution of legal process or proceedings under federal, state or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the Lender will be entitled to take various actions, including the acceleration of amounts due thereunder and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral.  Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility, and declare all amounts outstanding to be immediately due and payable.  As of May 2, 2009, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.  As of May 2, 2009, we had no outstanding balances or stand-by or commercial letters of credit issued under the Credit Facility.

8.  Retirement Benefit Plans

401(k) Plan

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements. Under the terms of the plan, employees may contribute up to 14% of their gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants. We also have the option to make additional contributions. Matching contributions vest over a five-year service period with 20% vesting after two years and 50% vesting after year three. Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after year five.

Supplemental Executive Retirement Plan

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

The components of net periodic pension benefit cost are as follows:

	13 weeks ended
	May 2, 2009	May 3, 2008
	(In Thousands)

Service cost	$172	$164
Interest cost	379	287
Amortization of prior experience cost	19	19
Amortization of net loss	157	149
Net periodic pension benefit cost	$727	$619

We had liabilities of $22.1 million as of May 2, 2009, $21.2 million as of January 31, 2009 and $18.8 million as of May 3, 2008, in connection with this plan.

Long-term Incentive Plan

We maintain a long-term incentive deferred compensation plan for the purpose of providing long-term incentive to a designated group of management. The plan is a non-qualified, defined contribution plan and is not funded. Participants in this plan include all employees designated by the Company as Vice President, or other higher-ranking positions, who are not participants in the SERP. Annual monetary credits are recorded to each participant’s account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant’s account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants’ accounts will be fully vested upon retirement after completing five years of service and attaining age 55.  We had liabilities of $0.7 million as of May 2, 2009, $0.6 million as of January 31, 2009 and $0.5 million as of May 3, 2008, in connection with this plan.

Post Retirement Benefit Plan

We maintain a postretirement benefit plan for certain officers. We had liabilities of $0.7 million as of May 2, 2009, January 31, 2009 and May 3, 2008, in connection with this plan.

9.  Stock Repurchase Program

We repurchase our common stock from time to time under a stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward.  We did not repurchase any shares of common stock during the first quarter of 2009 or the first quarter of 2008.

As of May 2, 2009, we had approximately $127.1 million of repurchase authorization remaining under our $600.0 million share repurchase program.

10.  Stock-Based Compensation

We follow the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS No. 123(R), as interpreted by SEC Staff Accounting Bulletin No. 107, or SAB 107.  Under SFAS No. 123(R), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement.

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

We determined expected volatilities based on the Company’s past four years of historical volatilities.  We had elected to use the simplified method for estimating our expected term as allowed by SAB 107, and extended by SAB 110, to determine expected life.  We had concluded that we cannot yet rely on our historical exercise data to estimate the future exercise behavior of our employees.  Therefore, in accordance with SAB 110, we had continued to utilize the simplified method to estimate the expected term for our stock options granted and will continue to evaluate the appropriateness of utilizing such method.   The risk-free interest rate is indexed to the five-year Treasury note interest at the date of grant and the expected forfeiture rate is based on the Company’s historical forfeiture information.

We did not issue any stock options during the first quarter of 2009. During the first quarter of 2008, we issued 100,600 stock options at a weighted-average grant date fair value of $12.80. For the first quarter of 2008, our expected volatility was 43%, expected term was 5.25 years, risk-free interest rate was 2.61% and expected forfeiture rate was 25%.

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

A summary of stock option activity during the first quarter of 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of January 31, 2009	1,450	$20.87
Granted	—	—
Exercised	(413)	$17.88
Cancelled	(2)	$23.34
Outstanding as of May 2, 2009	1,035	$22.06	4.99	$11.4
Exercisable as of May 2, 2009	587	$19.78	4.30	$7.8

We recognized $0.6 million in compensation expense related to stock options in the first quarter of 2009 and $1.0 million in the first quarter of 2008.

For the first quarter of 2009, the intrinsic value of options exercised was $6.3 million as compared to $2.0 million for the first quarter of 2008.

As of May 2, 2009, there was $4.5 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining weighted-average vesting period of 2.2 years.

During the first quarter of 2009, we granted 229,022 shares of non-vested stock at a weighted-average grant date fair value of $24.98 compared to 155,275 shares of non-vested stock at a weighted-average grant date fair value of $28.43 during the first quarter of 2008.

A summary of non-vested stock activity during the first quarter of 2009 is as follows:

Number of Shares
(In thousands)
Non-vested stock as of January 31, 2009	728
Granted	229
Vested	(191)
Cancelled	—
Non-vested stock as of May 2, 2009	766

Total compensation expense is being amortized over the vesting period. Compensation expense related to non-vested stock activity was $2.0 million for the first quarter of 2009 compared to $2.6 million for the first quarter of 2008.

As of May 2, 2009, there was $10.4 million of unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over the weighted average period of 1.3 years.

Compensation expense related to performance shares was $0.6 million for the first quarter of 2009 compared to $0.3 million for the first quarter of 2008.

As of May 2, 2009, there was $5.0 million of unrecognized compensation cost related to performance shares that is expected to be recognized over the weighted average period of 2.0 years.

11.  Commitments and Contingent Liabilities

We are party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results from operations or cash flows.  As of May 2, 2009, we had not issued any third party guarantees.

12.  Income Taxes

We review the annual effective tax rate on a quarterly basis and make necessary changes if information or events merit. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occur); changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occur); or impacts from tax law changes.  To the extent such changes impact our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occur.

We follow the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in income taxes. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

We had $2.7 million of unrecognized tax benefit related to uncertain tax contingency liabilities remaining as of May 2, 2009, including accrued penalties and interest of $0.7 million.  Net uncertain tax positions of $1.9 million as of May 2, 2009, which is inclusive of interest and penalties, would favorably impact our effective tax rate if these net liabilities were reversed.

We file income tax returns in the U.S. and in various states, Canada and Puerto Rico.  Our U.S. federal filings for the years 2002 through 2005 were examined and we reached a settlement with the IRS in the fourth quarter of fiscal 2007.  The examination liability related to the timing of taxable revenue from non-redeemed gift cards.  For state tax purposes, our 2004 through 2007 tax years remain open for examination by the tax authorities under a four-year statute of limitations. However, certain states may keep their statute open for six to ten years.

13.  Recent Accounting Developments

In May 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  We will adopt SFAS No. 165 in the second quarter of fiscal 2009 and we expect that its adoption will not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, “Employers’ Disclosures About Pensions and Other Postretirement Benefit Plan Assets”.  This FSP amends Statement 132(R) to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  FSP No. FAS 132(R)-1 will be effective for fiscal years ending after December 15, 2009 and we expect that its adoption will not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS No. 160”).  SFAS No. 160's objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute. This statement is effective in financial statements issued for fiscal years beginning after November 15, 2007.  However, in February 2008, the FASB issued FSP SFAS 157-2, “Effective Date for FASB Statement No. 157” which delayed application of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  We adopted FSP SFAS 157-2 at the beginning of fiscal 2009.  The adoption of SFAS No. 157 as it related to nonrecurring fair value measurements of non-financial assets and liabilities has not had a material impact on our consolidated financial statements.

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

Introduction

References to the “Company,” “we,” “us,” or “our” mean Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories for young women and men. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and men.  Jimmy’Z Surf Co., Inc. is a wholly owned subsidiary of Aéropostale, Inc.  As of May 2, 2009, we operated 909 Aéropostale stores, consisting of 877 stores in 48 states and Puerto Rico, 32 stores in Canada, in addition to our Aéropostale e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).  As of May 2, 2009 we operated 11 Jimmy’Z stores that we plan to close by the end of the second quarter of fiscal 2009.  In addition, our new concept, P.S. from Aéropostale, will offer casual clothing and accessories focusing on elementary school children between the ages of 7 and 12.  We plan to open approximately 10 new P.S. from Aéropostale stores in the United States during fiscal 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” is intended to provide information to help you better understand our financial condition and results of operations. Our business is highly seasonal, and historically we realize a significant portion of our sales, net income, and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in our third quarter and the holiday selling season in our fourth quarter. Therefore, our interim period consolidated financial statements may not be indicative of our full-year results of operations, financial condition or cash flows. We recommend that you read this section along with our condensed consolidated financial statements included in this report and along with our Annual Report on Form 10-K for the year ended January 31, 2009.

The discussion in the following section is on a consolidated basis, unless indicated otherwise.

Results of Operations

Overview

We achieved net sales of $408.0 million for the first quarter of 2009, or a 21% increase when compared to the first quarter of 2008.  The increase in net sales for the first quarter of 2009 was driven primarily by average square footage growth of 11% and an increase in comparable store sales of 11%.  Gross profit, as a percentage of net sales, increased by 3.1 percentage points for the first quarter of 2009 due primarily to increased merchandise margin.  SG&A, as a percentage of net sales, decreased by 1.3 percentage points for the first quarter of 2009.  Interest income decreased by $0.3 million for the first quarter of 2009 compared to the same period in 2008.  The effective income tax rate was 40.7% for the first quarter of 2009 and 40.5% for the first quarter of 2008.  Net income for the first quarter of 2009 was $31.7 million, or $0.47 per diluted share, compared to net income of $17.5 million, or $0.26 per diluted share, for the first quarter of 2008.

As of May 2, 2009, we had working capital of $260.3 million, cash and cash equivalents of $247.7 million and no short-term investments.  Consolidated merchandise inventories decreased by 4% and by 13% on a per square foot basis, at May 2, 2009 compared to May 3, 2008.

We operated 920 stores at May 2, 2009, an increase of 8% from the same period last year, which was due to additional new stores in the U.S. and our expansion into Canada and Puerto Rico.

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended
	May 2, 2009	May 3, 2008

Net sales	100.0%	100.0%
Gross profit	36.2%	33.1%
Selling, general and administrative expenses	23.1%	24.4%
Income from operations	13.1%	8.7%
Interest income	0.0%	0.1%
Income before income taxes	13.1%	8.8%
Income taxes	5.3%	3.5%
Net income	7.8%	5.3%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 weeks ended
	May 2, 2009	May 3, 2008

Net sales (in millions)	$408.0	$336.3
Total store count at end of period	920	848
Comparable store count at end of period	812	735
Net sales growth	21%	22%
Comparable store sales change	11%	10%
Comparable average unit retail change	6%	0%
Comparable units per sales transaction change	3%	3%
Comparable sales transaction change	1%	7%
Net sales per average square foot	$118	$110
Gross profit (in millions)	$147.9	$111.3
Income from operations (in millions)	$53.4	$29.2
Diluted earnings per share	$0.47	$0.26
Average square footage growth over comparable period	11%	11%
Change in total inventory over comparable period	(4)%	25%
Change in inventory per square foot over comparable period	(13)%	13%
Percentages of net sales by category:
Young Women’s	72%	73%
Young Men’s	28%	27%

Comparison of the 13 weeks ended May 2, 2009 to the 13 weeks ended May 3, 2008

Net Sales

Net sales for the first quarter of 2009 increased by $71.7 million, or by 21% compared to the same period last year.  The increase in net sales was driven primarily by average square footage growth of 11% and an increase in comparable store sales of 11% or $33.8 million.  Comparable store sales increased in both our young women’s and young men’s categories.  The overall comparable store sales increase reflected increases of 3% in units per sales transaction, 6% in average unit retail and 1% in the number of sales transactions.  Non-comparable store sales increased by $37.9 million due primarily to 72 more stores open at the end of the first quarter of 2009 compared to the end of the first quarter of 2008.  Total non-comparable sales includes net sales from our e-commerce business which increased by 74% to $16.7 million during the first quarter of fiscal 2009 when compared to the same period last year.

Gross Profit

Cost of sales include costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing, freight from the distribution center to the stores.  It also includes payroll for our design, buying and merchandising departments, and occupancy costs. Occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and all depreciation.

Gross profit, as a percentage of net sales, increased by 3.1 percentage points for the first quarter of 2009 compared to the same period last year. The increase was primarily due to an increase in merchandise margin of 2.2 percentage points, the leveraging impact of occupancy, depreciation and buying costs of 0.8 percentage points and lower distribution and transportation costs of 0.2 percentage points.

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

SG&A increased by $12.4 million for the first quarter of 2009 compared to the first quarter of 2008. The increase in SG&A was largely due to a $6.5 million increase in corporate expenses, which included higher incentive compensation, benefits and other corporate expenses along with an increase of $4.4 million in store-line expenses.  Additionally, the increase was due to higher store and e-commerce transaction costs of $2.8 million resulting primarily from new store growth and increased sales.  These increases were offset partially by lower marketing costs of $1.3 million due to a reduction in our collegiate marketing program.

SG&A decreased by 1.3 percentage points, as a percentage of net sales, for the first quarter of 2009 compared to the first quarter of 2008.  The decrease was driven primarily by expense management and the leveraging impact of store-line and other corporate expenses, which resulted in a 1.5 percentage point decrease.  In addition, a reduction in our collegiate marketing program resulted in a 0.4 percentage point decrease.  These decreases were offset partially by 0.3 percentage points of higher e-commerce expenses, reflecting the 74% increase in sales in this business, and 0.3 percentage points of higher incentive compensation based upon the better than planned operating results.

Income taxes

The effective income tax rate was 40.7% for the first quarter of 2009 and 40.5% for the first quarter of 2008.

Net income

Net income was $31.7 million, or $0.47 per diluted share, for the first quarter of 2009, compared to net income of $17.5 million, or $0.26 per diluted share, for the first quarter of 2008.  Earnings per share increased by 81% for the first quarter of 2009 due primarily to the increase in net income.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement or enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations and existing cash and cash equivalents.  In addition, while we do not currently anticipate borrowing any funds, we also have available a $150.0 million credit facility.  At May 2, 2009, we had working capital of $260.3 million, cash and cash equivalents of $247.7 million and no debt outstanding.

The following table sets forth our cash flows for the period indicated:

	13 weeks ended
	May 2, 2009	May 3, 2008
	(In thousands)
Net provided by (used in) in operating activities	$19,650	$(30,076)
Net cash used in investing activities	(9,120)	(20,045)
Net cash provided by financing activities	8,580	2,849
Effect of exchange rate changes	107	(186)
Net increase (decrease) in cash and cash equivalents	$19,217	$(47,458)

Operating activities — Net cash provided by operating activities increased by $49.7 million for the first quarter of 2009 compared to the same period in 2008.  This increase was attributable primarily to the increase in cash generated through net income, which was offset partially by the timing of payment of liabilities.  Consolidated merchandise inventories decreased by 4%, and by 13% on a per square foot basis, as of May 2, 2009 as compared to May 3, 2008.  Our inventories were down 13% per square foot at the end of the first quarter due to stronger than expected sales as well as the timing of receipt of merchandise inventories.

Due to the seasonality of our business, we have historically generated a significant portion of our cash flows from operating activities in the second half of the year, and we expect this trend to continue through the balance of this year.

Capital requirements — Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores, and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures.  We opened seven Aéropostale stores in our new store format during the first quarter of 2009, which included three stores in Canada.  In addition, during the first quarter of 2009, we remodeled and renovated one existing Aéropostale store.  Capital expenditures for the full year of 2009 are expected to approximate $55.0 million for new and remodeled stores as well as for other initiatives.  These plans include approximately 50 new Aéropostale stores, including approximately 15 in Canada, approximately 10 P.S. from Aéropostale stores in the United States and 23 remodeled Aéropostale stores.

We had no short-term investments at May 2, 2009, January 31, 2009 or May 3, 2008.

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

We did not repurchase any shares of common stock during the first quarter of 2009 or 2008.  We have approximately $127.1 million of repurchase authorization remaining as of May 2, 2009 under our $600.0 million share repurchase program.

We have an amended and restated revolving credit facility with Bank of America, N.A., as Lender which provides availability of $150.0 million of revolving credit (the “Credit Facility”).  The Credit Facility is available for working capital and general corporate purposes.  The Credit Facility is scheduled to mature on November 13, 2012, and no amounts were outstanding as of May 2, 2009.

Contractual Obligations

The following table summarizes our contractual obligations as of May 2, 2009:

		Payments Due
		Balance of	In 2010	In 2012	After
	Total	2009	and 2011	and 2013	2013
	(In thousands)
Contractual Obligations
Real estate operating leases	$687,113	$100,991	$194,136	$170,203	$221,783
Equipment operating leases	5,997	2,155	3,092	750	—
Employment agreements	16,588	8,651	7,937	—	—
Total contractual obligations	$709,698	$111,797	$205,165	$170,953	$221,783

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

In addition to the above table, we project making a benefit payment of approximately $17.0 million from our supplementary executive retirement plan in 2010, which assumes expected future service until retirement at age 65.

There were no financial guarantees outstanding as of May 2, 2009. We had no commercial commitments outstanding as of May 2, 2009.

Our total liabilities for unrecognized tax benefits were $2.7 million at May 2, 2009. We cannot make a reasonable estimate of the amount and period of related future payments for these liabilities. Therefore these liabilities were not included in the above table.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of May 2, 2009, we have not issued any letters of credit.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and the results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies have been discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.  In applying such policies, management must use significant estimates that are based on its informed judgment. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

As of May 2, 2009, there have been no material changes to any of the critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

As of May 2, 2009, we had no outstanding borrowings under our Credit Facility.  In addition, we had no stand-by or commercial letters of credit issued under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk related to interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our reporting currency in U.S. dollars are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss.  The balance of the unrealized loss included in accumulated other comprehensive loss was $2.1 million as of May 2, 2009.  A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $1.4 million, which would be recorded in other comprehensive loss as an unrealized gain or loss.

We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars.  These foreign currency transaction gains and losses are charged or credited to earnings as incurred.  We do not hedge our exposure to this currency exchange fluctuation, and transaction gains and losses to date have not been significant.

Item 4.                       Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  Pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our first quarter ended May 2, 2009, our disclosure controls and procedures are effective.

(b) Changes in internal controls:  During our first fiscal quarter, there have been no changes in our internal controls over our financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our common stock from time to time under a $600.0 million stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. We made no purchases of treasury stock for the first quarter of fiscal 2009.  The remaining availability pursuant to our share repurchase program was as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a)
				(In thousands)
February 1 to February 28, 2009	—	$—	—	$127,079
March 1 to April 4, 2009	—	—	—	$127,079
April 5 to May 2, 2009	—	—	—	$127,079
Total	—	$—	—
__________

(a)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

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

Dated: June 5, 2009