Form 10-Q
period 2009-09-04
AEROPOSTALE INC
filed 2009-09-04
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2009
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

The Registrant had 67,173,892 shares of common stock issued and outstanding as of August 28, 2009.

AÉROPOSTALE, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	August 1, 2009	January 31, 2009	August 2, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$245,454	$228,530	$70,792
Merchandise inventory	200,993	126,360	183,710
Deferred income taxes	10,928	10,745	12,961
Prepaid expenses and other current assets	33,438	28,246	30,653
Total current assets	490,813	393,881	298,116
Fixtures, equipment and improvements, net	256,978	248,999	249,826
Deferred income taxes	12,216	12,509	15,833
Other assets	2,631	2,530	2,544
TOTAL ASSETS	$762,638	$657,919	$566,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$125,009	$77,247	$125,271
Accrued compensation	21,702	30,043	16,965
Accrued gift cards	12,623	19,349	10,585
Accrued expenses and other current liabilities	47,695	48,798	42,288
Total current liabilities	207,029	175,437	195,109
Deferred rent and tenant allowances	98,731	102,393	101,916
Retirement benefit plan liabilities	24,469	22,470	21,030
Uncertain tax contingency liabilities	2,833	2,559	3,750

Commitments and contingent liabilities (See notes 8 and 11)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 91,161; 90,472 and 90,242 shares issued and outstanding, respectively	912	905	902
Additional paid-in capital	163,407	145,951	137,472
Accumulated other comprehensive loss	(6,926)	(8,998)	(5,627)
Retained earnings	763,595	693,333	582,461
Treasury stock, 23,987; 23,542 and 23,349 shares, respectively at cost	(491,412)	(476,131)	(470,694)
Total stockholders’ equity	429,576	355,060	244,514
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$762,638	$657,919	$566,319

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	13 weeks ended		26 weeks ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
	(Unaudited)

Net sales	$453,020	$377,145	$861,044	$713,477

Cost of sales (includes certain buying, occupancy and warehousing expenses)	287,328	251,209	547,462	476,263

Gross profit	165,692	125,936	313,582	237,214

Selling, general and administrative expenses	101,282	90,654	195,728	172,744

Income from operations	64,410	35,282	117,854	64,470

Interest income	171	80	126	320

Income before income taxes	64,581	35,362	117,980	64,790

Income taxes	25,992	14,309	47,716	26,239

Net income	$38,589	$21,053	$70,264	$38,551

Basic earnings per share	$0.57	$0.31	$1.04	$0.58

Diluted earnings per share	$0.57	$0.31	$1.03	$0.57

Weighted average basic shares	67,386	66,905	67,242	66,827

Weighted average diluted shares	68,297	67,716	68,043	67,511

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	26 weeks ended
	August 1, 2009	August 2, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$70,264	$38,551
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	24,431	19,892
Stock-based compensation	6,565	8,322
Excess tax benefits from stock-based compensation	(1,609)	(1,932)
Other	(4,019)	(2,624)
Changes in operating assets and liabilities:
Merchandise inventory	(73,753)	(47,354)
Accounts payable	47,414	25,952
Other assets and liabilities	(24,902)	(37,345)

Net cash provided by operating activities	44,391	3,462

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,251)	(46,609)

Net cash used in investing activities	(25,251)	(46,609)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(13,473)	(2,885)
Proceeds from exercise of stock options	9,289	3,169
Excess tax benefits from stock-based compensation	1,609	1,932

Net cash (used in) provided by financing activities	(2,575)	2,216

Effect of exchange rate changes	359	(204)

Net increase (decrease) in cash and cash equivalents	16,924	(41,135)

Cash and cash equivalents, beginning of year	228,530	111,927

Cash and cash equivalents, end of period	$245,454	$70,792

Supplemental Disclosure of Cash Flow Information:

Accruals related to purchases of property and equipment	$4,987	$9,639

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories for young women and men. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and men.  As of August 1, 2009, we operated 922 Aéropostale stores, consisting of 885 stores in 49 states and Puerto Rico, 37 stores in Canada, in addition to our Aéropostale e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).  In addition, our new concept, P.S. from Aéropostale, offers casual clothing and accessories focusing on elementary school children between the ages of 7 and 12.  As of August 1, 2009, we operated five P.S. from Aéropostale stores.  We plan to open approximately nine additional P.S. from Aéropostale stores in the United States during the second half of fiscal 2009.  In addition, pursuant to a Licensing Agreement, our international licensee operated three Aéropostale stores in the United Arab Emirates as of August 1, 2009.

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

References to “2009” or “fiscal 2009” mean the 52-week period ending January 30, 2010, and references to “2008” or “fiscal 2008” mean the 52-week period ended January 31, 2009. References to “the second quarter of 2009” mean the thirteen-week period ended August 1, 2009, and references to “the second quarter of 2008” mean the thirteen-week period ended August 2, 2008.

2.  Jimmy’Z Stores Closing

During the second quarter of 2009, we closed all 11 remaining Jimmy’Z stores and recorded net lease termination charges of $0.6 million in cost of sales resulting from these closures.  During the first twenty-six weeks of 2009, we recorded inventory related charges of $1.3 million, severance charges of $1.1 million, and net lease termination charges of $0.7 million.  Of these costs, $2.8 million was recorded in cost of sales and $0.3 million was recorded in selling, general and administrative expenses.  Substantially all of the above costs were paid as of August 1, 2009.

3.  Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores and at the time our e-commerce customers take possession of merchandise. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized.  Also included in sales revenue is shipping revenue from our e-commerce customers.  Revenue is not recorded on the purchase of gift cards or store credits. A current liability is recorded upon purchase, and revenue is recognized when the gift card or store credits are redeemed for merchandise.  We also recognize breakage income for the portion estimated to be unredeemed.  We have no legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction. We therefore have determined that the likelihood of certain gift cards being redeemed by the customer is remote, based upon historical redemption patterns of gift cards. For those gift cards that we determined redemption is remote, we reversed the liability, and recorded gift card breakage income in net sales.  In the second quarter of 2009, we recorded $0.4 million in net sales related to gift card breakage income compared to $0.3 million in the second quarter of 2008.  In the first twenty-six weeks of 2009, we recorded $1.1 million in net sales related to gift card breakage income compared to $0.8 million in the first twenty-six weeks of 2008.

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

5.  Comprehensive Income (Loss)

The following table sets forth the components of total comprehensive income:

	13 weeks ended		26 weeks ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
	(In thousands)
Net income	$38,589	$21,053	$70,264	$38,551
Other comprehensive income:
Changes in pension liability, net of tax of $59, $137, $118 and $274, respectively	(88)	(205)	(177)	(410)
Changes in foreign currency translation adjustment 1	1,680	(145)	2,249	(567)
Total comprehensive income	$40,181	$20,703	$72,336	$37,574

The following table sets forth the components of accumulated other comprehensive loss:

	August 1, 2009	January 31, 2009	August 2, 2008
	(In thousands)
Pension liability, net of tax of $59, $137, $118 and $274, respectively	$(6,507)	$(6,330)	$(6,267)
Cumulative foreign currency translation adjustment 1	(419)	(2,668)	640
Total accumulated other comprehensive loss	$(6,926)	$(8,998)	$(5,627)

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

6.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended		26 weeks ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
	(In thousands, except per share data)
Net income	$38,589	$21,053	$70,264	$38,551
Weighted average basic shares	67,386	66,905	67,242	66,827
Impact of dilutive securities	911	811	801	684
Weighted average diluted shares	68,297	67,716	68,043	67,511
Earnings per basic share	$0.57	$0.31	$1.04	$0.58
Earnings per diluted share	$0.57	$0.31	$1.03	$0.57

All options to purchase shares during the second quarter of 2009 were included in the computation of diluted earnings per share.  Options to purchase 2,110 shares during the second quarter of 2008 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.  Options to purchase 272,153 shares during the first twenty-six weeks of 2009 and 30,665 shares during the first twenty-six weeks of 2008 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

7.  Revolving Credit Facility

We have an amended and restated revolving credit facility with Bank of America, N.A., as Lender which provides availability of $150.0 million (the “Credit Facility”).  The Credit Facility is available for working capital and general corporate purposes.  The Credit Facility is scheduled to expire on November 13, 2012.

Loans under the Credit Facility are secured by all our assets and are guaranteed by our subsidiaries. Upon the occurrence of a Cash Dominion Event (as defined in the Credit Facility) among other limitations, our ability to borrow funds, make investments, pay dividends and repurchase shares of our common stock would be limited. Direct borrowings under the Credit Facility bear interest at a margin over either LIBOR or a Base Rate (as each such term is defined in the Credit Facility).  As of August 1, 2009, we had no outstanding balances or stand-by or commercial letters of credit issued under the Credit Facility.

The Credit Facility also contains covenants that, subject to specified exceptions, restrict our ability to, among other things, incur additional debt or encumber assets of the Company; merge with or acquire other companies, liquidate or dissolve; sell, transfer, lease or dispose of assets; or make loans or guarantees.  As of August 1, 2009, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.

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

Supplemental Executive Retirement Plan

We maintain a supplemental executive retirement plan, or SERP, which is a non-qualified defined benefit plan for certain executives. The plan is non-contributory and not funded and provides benefits based on years of service and compensation during employment. Participants are vested upon entrance in the plan. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers and this cost is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually.

The components of net periodic pension benefit cost are as follows:

	13 weeks ended		26 weeks ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
	(In thousands)
Service cost	$171	$164	$343	$328
Interest cost	378	286	757	573
Amortization of prior experience cost	18	18	37	37
Amortization of net loss	157	148	314	297
Net periodic pension benefit cost	$724	$616	$1,451	$1,235

We had liabilities of $22.9 million as of August 1, 2009, $21.2 million as of January 31, 2009 and $19.8 million as of August 2, 2008, in connection with this plan.

Long-term Incentive Plan

We maintain a long-term incentive deferred compensation plan for the purpose of providing long-term incentive to a designated group of management. The plan is a non-qualified, defined contribution plan and is not funded. Participants in this plan include all employees designated by the Company as Vice President, or other higher-ranking positions, who are not participants in the SERP. Annual monetary credits are recorded to each participant’s account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant’s account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants’ accounts will be fully vested upon retirement after completing five years of service and attaining age 55.  We had liabilities of $0.8 million as of August 1, 2009, $0.6 million as of January 31, 2009 and $0.5 million as of August 2, 2008, in connection with this plan.

Post Retirement Benefit Plan

We maintain a postretirement benefit plan for certain officers. We had liabilities of $0.8 million as of August 1, 2009, $0.7 million as of January 31, 2009 and $0.7 million as of August 2, 2008, in connection with this plan.

9.  Stock Repurchase Program

We repurchase our common stock from time to time under a stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward.  During the second quarter of 2009, the Company repurchased 381,200 shares of our common stock for $13.5 million, as compared to repurchases of 93,000 shares for $2.9 million during the second quarter of 2008.  During the first twenty-six weeks of 2009, the Company repurchased 381,200 shares for $13.5 million, as compared to repurchases of 93,000 shares for $2.9 million during the first twenty-six weeks of 2008.

As of August 1, 2009, we had approximately $113.6 million of repurchase authorization remaining under our $600.0 million share repurchase program.

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

Stock Options

We did not issue any stock options during the second quarter of 2009 or during the first twenty-six weeks of 2009.  During the second quarter of 2008, we issued 4,000 stock options at a weighted-average grant date fair value of $15.80.  During the first twenty-six weeks of 2008, we issued 104,600 stock options at a weighted-average grant date fair value of $12.91. For the first twenty-six weeks of 2008, our expected volatility was 43%, expected term was 5.25 years, risk-free interest rate was 2.65% and expected forfeiture rate was 25%.

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

A summary of stock option activity during the first twenty-six weeks of 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of January 31, 2009	1,450	$20.87
Granted	—	—
Exercised	(498)	$18.66
Cancelled	(1)	$23.34
Outstanding as of August 1, 2009	951	$22.02	4.76	$13.7
Exercisable as of August 1, 2009	511	$19.42	4.00	$8.7

We recognized $0.7 million in compensation expense related to stock options during the second quarter of 2009 and $1.0 million during the second quarter of 2008.  We recognized $1.3 million in compensation expense related to stock options in the first twenty-six weeks of 2009 and $2.0 million in the first twenty-six weeks of 2008.

For the first twenty-six weeks of 2009, the intrinsic value of options exercised was $8.8 million as compared to $3.8 million for the first twenty-six weeks of 2008.

As of August 1, 2009, there was $3.8 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining weighted-average vesting period of 2.2 years.

Non-Vested Stock

During the second quarter of 2009, we did not grant any shares of non-vested stock compared to grants of 3,000 shares of non-vested stock at a weighted-average grant date fair value of $33.65 during the second quarter of 2008.  During the first twenty-six weeks of 2009, we granted 229,022 shares of non-vested stock at a weighted-average grant date fair value of $24.98 compared to grants of 158,275 shares of non-vested stock at a weighted-average grant date fair value of $28.53 during the first twenty-six weeks of 2008.

A summary of non-vested stock activity during the first twenty-six weeks of 2009 is as follows:

Number of Shares
(In thousands)
Non-vested stock as of January 31, 2009	728
Granted	229
Vested	(191)
Cancelled	—
Non-vested stock as of August 1, 2009	766

Total compensation expense is being amortized over the vesting period. Compensation expense related to non-vested stock activity was $1.8 million for the second quarter of 2009 compared to $3.0 million for the second quarter of 2008.  Compensation expense related to non-vested stock activity was $3.8 million for the first twenty-six weeks of 2009 compared to $5.6 million for the first twenty-six weeks of 2008.

As of August 1, 2009, there was $8.7 million of unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over the weighted average period of 1.3 years.

Performance Shares

A summary of performance shares activity during the first twenty-six weeks of 2009 is as follows:

Number of Shares
(In thousands)
Performance shares as of January 31, 2009	159
Granted	242
Vested	—
Cancelled	—
Performance shares as of August 1, 2009	401

Compensation expense related to performance shares was $0.9 million for the second quarter of 2009 compared to $0.4 million for the second quarter of 2008.  Compensation expense related to performance shares was $1.5 million for the first twenty-six weeks of 2009 compared to $0.7 million for the first twenty-six weeks of 2008.

As of August 1, 2009, there was $6.1 million of unrecognized compensation cost related to performance shares that is expected to be recognized over the weighted average period of 1.9 years.

11.  Commitments and Contingent Liabilities

We are party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results from operations or cash flows.  As of August 1, 2009, we had not issued any third party guarantees.

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

We had $2.8 million of unrecognized tax benefit related to uncertain tax contingency liabilities remaining as of August 1, 2009, including accrued penalties and interest of $0.8 million.  Uncertain tax positions of $2.0 million as of August 1, 2009, which is inclusive of interest and penalties, would favorably impact our effective tax rate if these net liabilities were reversed.

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

13. Recent Accounting Developments

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative generally accepted accounting principles in the United States of America. The Codification changes the referencing of financial standards but is not intended to change or alter existing U.S. GAAP. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and will be effective for the Company in the third quarter of fiscal 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  The objective of this statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this statement sets forth: a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In accordance with this statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  We adopted SFAS No. 165 in the second quarter of 2009 and have evaluated events or transactions that occurred after August 1, 2009 through September 4, 2009, the date we issued these financial statements.  The adoption did not have an impact on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 132(R)-1, Employers’ Disclosures About Pensions and Other Postretirement Benefit Plan Assets.  This FSP amends Statement 132(R) to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  FSP No. FAS 132(R)-1 will be effective for fiscal years ending after December 15, 2009 and we expect that its adoption will not have a material impact on our consolidated financial statements.

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

Introduction

References to the “Company,” “we,” “us,” or “our” mean Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories for young women and men. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and men.  As of August 1, 2009, we operated 922 Aéropostale stores, consisting of 885 stores in 49 states and Puerto Rico, 37 stores in Canada, in addition to our Aéropostale e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).  In addition, our new concept, P.S. from Aéropostale, offers casual clothing and accessories focusing on elementary school children between the ages of 7 and 12.  As of August 1, 2009, we operated five P.S. from Aéropostale stores.  We plan to open approximately nine additional P.S. from Aéropostale stores in the United States during the second half of fiscal 2009.  In addition, pursuant to a Licensing Agreement, our international licensee operated three Aéropostale stores in the United Arab Emirates as of August 1, 2009.

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

Results of Operations

Overview

We achieved net sales of $453.0 million for the second quarter of 2009, or a 20% increase when compared to the second quarter of 2008.  The increase in net sales for the second quarter of 2009 was driven by an increase in comparable store sales of 12% and average square footage growth of 8%, primarily from new stores.  Gross profit, as a percentage of net sales, increased by 3.2 percentage points for the second quarter of 2009 due primarily to increased merchandise margin.  SG&A, as a percentage of net sales, decreased by 1.6 percentage points for the second quarter of 2009.  The effective income tax rate was 40.2% for the second quarter of 2009 and 40.5% for the second quarter of 2008.  Net income for the second quarter of 2009 was $38.6 million, or $0.57 per diluted share, compared to net income of $21.1 million, or $0.31 per diluted share, for the second quarter of 2008.

As of August 1, 2009, we had working capital of $283.8 million, cash and cash equivalents of $245.5 million and no short-term investments.  Consolidated merchandise inventories increased by 9% and by 4% on a per square foot basis, at August 1, 2009 compared to August 2, 2008.

We operated 927 stores at August 1, 2009, an increase of 5% from the same period last year, which was due to additional new stores in the U.S. including our new P.S. from Aéropostale stores and our expansion into Canada and Puerto Rico.

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		26 weeks ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.6%	33.4%	36.4%	33.2%
Selling, general and administrative expenses	22.4%	24.0%	22.7%	24.2%
Income from operations	14.2%	9.4%	13.7%	9.0%
Interest income	0.0%	0.0%	0.0%	0.0%
Income before income taxes	14.2%	9.4%	13.7%	9.0%
Income taxes	5.7%	3.8%	5.5%	3.6%
Net income	8.5%	5.6%	8.2%	5.4%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 weeks ended		26 weeks ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales (in millions)	$453.0	$377.1	$861.0	$713.5
Total store count at end of period	927	879	927	879
Comparable store count at end of period	822	757	822	757
Net sales growth	20%	21%	21%	22%
Comparable store sales change	12%	11%	11%	10%
Comparable average unit retail change	3%	1%	5%	0%
Comparable units per sales transaction change	5%	1%	4%	3%
Comparable sales transaction change	3%	7%	2%	7%
Net sales per average square foot	$131	$119	$249	$229
Gross profit (in millions)	$165.7	$125.9	$313.6	$237.2
Income from operations (in millions)	$64.4	$35.3	$117.9	$64.5
Diluted earnings per share	$0.57	$0.31	$1.03	$0.57
Average square footage growth over comparable period	8%	11%	9%	11%
Change in total inventory over comparable period	9%	22%	9%	22%
Change in inventory per square foot over comparable period	4%	9%	4%	9%
Percentages of net sales by category:
Young Women’s	69%	70%	70%	72%
Young Men’s	31%	30%	30%	28%

Comparison of the 13 weeks ended August 1, 2009 to the 13 weeks ended August 2, 2008

Net Sales

Net sales for the second quarter of 2009 increased by $75.9 million, or by 20% compared to the same period last year.  The increase in net sales was driven by an increase in comparable store sales of 12% or $39.8 million and average square footage growth of 8%, primarily from new stores.  Comparable store sales increased in both our young women’s and young men’s categories.  The overall comparable store sales increase reflected increases of 5% in units per sales transaction, 3% in average unit retail and 3% in the number of sales transactions.  Non-comparable store sales increased by $36.1 million due primarily to 48 more stores open at the end of the second quarter of 2009 compared to the end of the second quarter of 2008.  Total non-comparable sales includes net sales from our e-commerce business which increased by 49% or $5.2 million during the second quarter of 2009 when compared to the same period last year.

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

Gross profit, as a percentage of net sales, increased by 3.2 percentage points for the second quarter of 2009 compared to the same period last year. The increase was due primarily to an increase in merchandise margin of 2.1 percentage points, the leveraging impact of occupancy, depreciation and buying costs of 0.7 percentage points and lower distribution and transportation costs of 0.4 percentage points.

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

SG&A increased by $10.6 million for the second quarter of 2009 compared to the second quarter of 2008. The increase in SG&A was largely due to an increase of $4.5 million in store-line expenses along with a $2.8 million increase in corporate expenses, which included higher incentive compensation, benefits and other corporate expenses.  Additionally, the increase was due to higher store and e-commerce transaction costs of $2.1 million resulting primarily from new store growth and increased sales and higher marketing costs of $1.2 million.

SG&A decreased by 1.6 percentage points, as a percentage of net sales, for the second quarter of 2009 compared to the second quarter of 2008.  The decrease was driven primarily by expense management and the leveraging impact of store-line and corporate expenses on increased sales, which resulted in a 1.9 percentage point decrease.  These decreases were offset partially by 0.1 percentage points of higher e-commerce expenses, reflecting the 49% increase in sales in this business, and 0.1 percentage points of higher marketing costs.

Income taxes

The effective income tax rate was 40.2% for the second quarter of 2009 and 40.5% for the second quarter of 2008.

Net income

Net income was $38.6 million, or $0.57 per diluted share, for the second quarter of 2009, compared to net income of $21.1 million, or $0.31 per diluted share, for the second quarter of 2008.  Earnings per share increased by 84% for the second quarter of 2009 due primarily to the increase in net income.

Comparison of the 26 weeks ended August 1, 2009 to the 26 weeks ended August 2, 2008

Net Sales

Net sales for the first twenty-six weeks of 2009 increased by $147.6 million, or by 21% compared to the same period last year.  The increase in net sales was driven by an increase in comparable store sales of 11% or $73.6 million and average square footage growth of 9%, primarily from new stores.  Comparable store sales increased in both our young women’s and young men’s categories.  The overall comparable store sales increase reflected increases of 4% in units per sales transaction, 5% in average unit retail and 2% in the number of sales transactions.  Non-comparable store sales increased by $73.9 million due primarily to 48 more stores open at the end of the first twenty-six weeks of 2009 compared to the end of the first twenty-six weeks of 2008.  Total non-comparable sales includes net sales from our e-commerce business which increased by 58% or $12.0 million during the first twenty-six weeks of 2009 when compared to the same period last year.

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

Gross profit, as a percentage of net sales, increased by 3.2 percentage points for the first twenty-six weeks of 2009 compared to the same period last year. The increase was due primarily to an increase in merchandise margin of 2.1 percentage points, the leveraging impact of occupancy, depreciation and buying costs of 0.7 percentage points and lower distribution and transportation costs of 0.3 percentage points.

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

SG&A increased by $23.0 million for the first twenty-six weeks of 2009 compared to the first twenty-six weeks of 2008. The increase in SG&A was largely due to a $9.3 million increase in corporate expenses, which included higher incentive compensation, benefits and other corporate expenses along with an increase of $8.9 million in store-line expenses.  Additionally, the increase was due to higher store and e-commerce transaction costs of $4.9 million resulting primarily from new store growth and increased sales.

SG&A decreased by 1.5 percentage points, as a percentage of net sales, for the first twenty-six weeks of 2009 compared to the first twenty-six weeks of 2008.  The decrease was driven primarily by expense management and the leveraging impact of store-line and other corporate expenses on increased sales, which resulted in a 1.4 percentage point decrease.  In addition, a reduction in our collegiate marketing program resulted in a 0.3 percentage point decrease.  These decreases were offset partially by 0.2 percentage points of higher e-commerce expenses, reflecting the 58% increase in sales in this business.

Income taxes

The effective income tax rate was 40.4% for the first twenty-six weeks of 2009 and 40.5% for the first twenty-six weeks of 2008.

Net income

Net income was $70.3 million, or $1.03 per diluted share, for the first twenty-six weeks of 2009, compared to net income of $38.6 million, or $0.57 per diluted share, for the first twenty-six weeks of 2008.  Earnings per share increased by 81% for the first twenty-six weeks of 2009 due primarily to the increase in net income.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement or enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations and existing cash and cash equivalents.  In addition, while we do not currently anticipate borrowing any funds, we also have available a $150.0 million credit facility.  At August 1, 2009, we had working capital of $283.8 million, cash and cash equivalents of $245.5 million and no debt outstanding.

The following table sets forth our cash flows for the period indicated:

	26 weeks ended
	August 1, 2009	August 2, 2008
	(In thousands)
Net provided by operating activities	$44,391	$3,462
Net cash used in investing activities	(25,251)	(46,609)
Net cash (used in) provided by financing activities	(2,575)	2,216
Effect of exchange rate changes	359	(204)
Net increase (decrease) in cash and cash equivalents	$16,924	$(41,135)

Operating activities — Net cash provided by operating activities increased by $40.9 million for the first twenty-six weeks of 2009 compared to the same period in 2008.  This increase was attributable primarily to the increase in cash generated through net income and the timing of payment of liabilities.  Consolidated merchandise inventories increased by 9%, and by 4% on a per square foot basis, as of August 1, 2009 as compared to August 2, 2008.

Due to the seasonality of our business, we have historically generated a significant portion of our cash flows from operating activities in the second half of the year, and we expect this trend to continue through the balance of this year.

Capital requirements — Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores, and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures.  We opened 20 Aéropostale stores in our new store format during the first twenty-six weeks of 2009, which included eight stores in Canada.  We also opened five P.S. from Aéropostale stores.  In addition, during the first twenty-six weeks of 2009, we remodeled and renovated seven existing Aéropostale stores.  Capital expenditures for the full year of 2009 are expected to approximate $55.0 million for new and remodeled stores as well as for other initiatives.  These plans include approximately 50 new Aéropostale stores, including approximately 15 in Canada, approximately 14 P.S. from Aéropostale stores in the United States and 23 remodeled Aéropostale stores.

We had no short-term investments at August 1, 2009, January 31, 2009 or August 2, 2008.

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

During the first twenty-six weeks of 2009, the Company repurchased 381,200 shares of our common stock for $13.5 million, as compared to repurchases of 93,000 shares for $2.9 million during the first twenty-six weeks of 2008.

We have an amended and restated revolving credit facility with Bank of America, N.A., as Lender which provides availability of $150.0 million of revolving credit (the “Credit Facility”).  The Credit Facility is available for working capital and general corporate purposes.  The Credit Facility is scheduled to mature on November 13, 2012, and no amounts were outstanding as of August 1, 2009.

Contractual Obligations

The following table summarizes our contractual obligations as of August 1, 2009:

		Payments Due
		Balance of	In 2010	In 2012	After
	Total	2009	and 2011	and 2013	2013
	(In thousands)
Contractual Obligations
Real estate operating leases	$712,913	$101,279	$197,995	$174,868	$238,771
Equipment operating leases	7,677	1,842	4,714	1,121	—
Employment agreements	15,051	5,767	9,284	—	—
Total contractual obligations	$735,641	$108,888	$211,993	$175,989	$238,771

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

In addition to the above table, if we assume expected future service for one of our executives until retirement age of 65, we would project making a benefit payment of approximately $17.0 million from our supplementary executive retirement plan in 2010.

There were no financial guarantees outstanding as of August 1, 2009. We had no commercial commitments outstanding as of August 1, 2009.

Our total liabilities for unrecognized tax benefits were $2.8 million at August 1, 2009. We cannot make a reasonable estimate of the amount and period of related future payments for these liabilities. Therefore these liabilities were not included in the above table.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of August 1, 2009, we have not issued any letters of credit.

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

As of August 1, 2009, there have been no material changes to any of the critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

As of August 1, 2009, we had no outstanding borrowings under our Credit Facility.  In addition, we had no stand-by or commercial letters of credit issued under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk related to interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our reporting currency in U.S. dollars are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss.  The balance of the unrealized loss included in accumulated other comprehensive loss was $0.4 million as of August 1, 2009.  A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $1.6 million, which would be recorded in other comprehensive loss as an unrealized gain or loss.

We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars.  These foreign currency transaction gains and losses are charged or credited to earnings as incurred.  We do not hedge our exposure to this currency exchange fluctuation, and transaction gains and losses to date have not been significant.

Item 4.                       Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  Pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our second quarter ended August 1, 2009, our disclosure controls and procedures are effective.

(b) Changes in internal controls:  During our second fiscal quarter, there have been no changes in our internal controls over our financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

PART II — OTHER INFORMATION

Item 1.                       Legal Proceedings

On January 15, 2008, we learned that the Securities and Exchange Commission (the “SEC”) had issued a formal order of investigation with respect to matters arising from those events disclosed in our Form 8-K, dated November 8, 2006, which resulted from the activities of Christopher L. Finazzo, our former Executive Vice President and Chief Merchandising Officer.  We continue to cooperate fully with this investigation in all respects.

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

We may not be able to keep pace with the rapidly changing fashion trends, both domestically and/or internationally, and consumer tastes inherent in the teen apparel industry. We produce casual, comfortable apparel, a majority of which displays the “Aéropostale”, “Aéro” or “P.S. from Aéropostale” logo. There can be no assurance that fashion trends will not move away from casual clothing or that we will not have to alter our design strategy to reflect changes in consumer preferences. Failure to anticipate, identify or react appropriately to changes in styles, trends, desired images or brand preferences could have a material adverse effect on our sales, financial condition and results of operations.

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

Trade restrictions such as increased tariffs or quotas, or both, could affect the importation of apparel in general and increase the cost and reduce the supply of merchandise available to us. Much of our merchandise is sourced directly from foreign vendors in Asia, the Far East and Central America. In addition, many of our domestic vendors maintain production facilities overseas. Global inflationary economic conditions would likely increase the costs of manufacturing the goods we sell in our stores.   Any reduction in merchandise available to us or any increase in its cost due to inflationary economic conditions or tariffs, quotas or local political issues could have a material adverse effect on our results of operations. If manufacturing costs were to rise significantly, our business may be adversely affected.

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

Our growth will largely depend on our ability to open and operate new stores successfully.  In fiscal 2008, we opened 72 Aéropostale stores in the U.S. including Puerto Rico and 17 Aéropostale stores in Canada.  In fiscal 2007, we opened 76 Aéropostale stores in the U.S. and 12 Aéropostale stores in Canada.  We expect to continue to open new stores in the future. We also anticipate remodeling a portion of our existing Aéropostale store base at the appropriate times. To the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in previously existing stores in those same markets.  There are however a finite number of suitable locations and malls within the United States and Canada in which to locate our Aéropostale stores.  As we reach that maximum number of locations, there can be no assurance we will continue to find additional locations which are suitable for our Aéropostale stores, and as such, the future store growth of Aéropostale in the United States and Canada will be adversely affected.

Failure of new business concepts would have a negative effect on our results of operations.

We expect that the introduction of new brand concepts, such as the launch in fiscal 2009 of our new store brand concept P.S. from Aéropostale, as well as other new business opportunities, such as international expansion,  will play an important role in our overall growth strategy.  Our ability to succeed in a new brand concept requires significant expenditures and management attention. Additionally, any new brand is subject to certain risks including customer acceptance, competition, product differentiation, the ability to attract and retain qualified personnel, including management and designers, diversion of management’s attention from our core Aéropostale business and the ability to obtain suitable sites for new stores. Our experience with our Jimmy’Z brand, which we have now closed, demonstrates that there can be no assurance that new brands will grow or become profitable.

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

The unexpected loss of the services of key personnel could have a material adverse effect on our business.

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

We rely on third parties to manage our distribution centers and transport our merchandise to our stores; a disruption of our distribution activities could have a material adverse effect on our business.

The efficient operation of our stores is dependent on our ability to distribute, in a timely manner, our merchandise to our store locations throughout the United States and Canada.  We currently operate two, third party, independently owned and operated distribution facilities, one in South River, New Jersey, and the other in Ontario, California.  These distribution centers manage, collectively, the receipt, storage, sortation, packaging and distribution of virtually all of our merchandise.  In addition, we are also in the process of opening a third distribution center, located in Canada, which is also owned and operated by a third party.

These third parties employ personnel represented by labor unions. Although there have been no work stoppages or disruptions since the inception of our relationships with these third party providers, there can be no assurance that work stoppages or disruptions will not occur in the future. We also use separate third party transportation companies to deliver our merchandise from our distribution centers to our stores. Any failure by any of these third parties to respond adequately to our warehousing, distribution and transportation needs would have a material adverse effect on our business, financial condition and results of operations.

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

There can be no assurance that others will not try to block the manufacture, export or sale of our products as a violation of their trademarks or other proprietary rights. Other entities may have rights to trademarks that contain portions of our marks or may have registered similar or competing marks for apparel and accessories in foreign countries in which our vendors are located. There may also be other prior registrations in other foreign countries of which we are not aware. Accordingly, it may not be possible, in those few foreign countries where we were not able to register our marks to enjoin the manufacture, sale or exportation of AÉROPOSTALE or P.S. FROM AÉROPOSTALE branded goods to the United States. If we were unable to reach a licensing arrangement with these parties, our vendors may be unable to manufacture our products in those countries. Our inability to register our trademarks or purchase or license the right to use our trademarks or logos in these jurisdictions could limit our ability to obtain supplies from or manufacture in less costly markets or penetrate new markets should our business plan change to include selling our merchandise in those jurisdictions outside the United States.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our common stock from time to time under a $600.0 million stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. Our purchases of treasury stock for the second quarter of fiscal 2009 and remaining availability pursuant to our share repurchase program were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a)
				(In thousands)
May 3 to May 30, 2009	10,000	$34.02	10,000	$126,739
May 31 to July 4, 2009	180,000	34.25	180,000	$120,569
July 5 to August 1, 2009	191,200	36.39	191,200	$113,606
Total	381,200	$35.32	381,200
__________

(a)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

Item 3.                      Defaults Upon Senior Securities

Not applicable.

Item 4.                      Submission of Matters to a Vote of Security Holders

(a) In accordance with the Company's Notice of Annual Meeting and Proxy statement dated May 8, 2009, the Company held its Annual Meeting of Stockholders on June 18, 2009. Holders of 61,603,780 shares of the Company's common stock were present in person or by proxy representing approximately 91% of the Company's 67,426,210 shares outstanding on the record date. The matters set forth in the paragraphs below were submitted to a vote of the Company's stockholders.

     (b) The following persons were elected as members of the Board of Directors to serve a term of one year and until their successors shall have been duly elected and qualified:

Name of Nominee	Votes For	Votes Withheld
Julian R. Geiger	60,427,829	1,175,951
Bodil Arlander	60,727,843	875,937
Ronald R. Beegle	61,556,319	47,461
Evelyn Dilsaver	61,569,365	34,415
John Haugh	61,556,431	47,349
Robert B. Chavez	61,556,221	47,559
Mindy C. Meads	60,847,032	756,748
Karin Hirtler-Garvey	61,569,348	34,432
John D. Howard	60,362,064	1,241,716
Thomas P. Johnson	60,827,944	775,836
David B. Vermylen	61,556,875	46,905

(c) The proposal to ratify Deloitte & Touche LLP as the company’s independent registered public accounting firm for 2009, which was approved and recommended by the Company’s Audit Committee of the Board of Directors, was approved by a majority of the shares voted as follows:

Votes For	Votes Against	Abstentions
60,698,438	900,843	4,498

Item 5.                      Other Information

Not applicable.

Item 6.                       Exhibits

Exhibit No.	Description
31.1	Certification by Julian R. Geiger, Chairman and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Michael J. Cunningham, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
____________

*	Filed herewith.
**	Furnished herewith.

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

Dated: September 4, 2009