Form 10-Q
period 2009-12-04
AEROPOSTALE INC
filed 2009-12-04
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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

The Registrant had 66,064,732 shares of common stock issued and outstanding as of November 27, 2009.

AÉROPOSTALE, INC.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	October 31, 2009	January 31, 2009	November 1, 2008

ASSETS
Current Assets:
Cash and cash equivalents	$285,627	$228,530	$107,198
Merchandise inventory	221,516	126,360	206,857
Deferred income taxes	10,928	10,745	12,961
Prepaid expenses and other current assets	32,308	28,246	32,863
Total current assets	550,379	393,881	359,879
Fixtures, equipment and improvements, net	262,331	248,999	258,353
Deferred income taxes	14,050	12,509	17,696
Other assets	2,078	2,530	2,540
TOTAL ASSETS	$828,838	$657,919	$638,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$144,564	$77,247	$136,738
Accrued compensation and retirement benefit plan liabilities	48,203	30,043	27,635
Accrued gift cards	12,285	19,349	10,250
Accrued expenses and other current liabilities	61,564	48,798	49,810
Total current liabilities	266,616	175,437	224,433
Deferred rent, tenant allowances and other	101,196	102,393	104,291
Retirement benefit plan liabilities	9,629	22,470	22,089
Uncertain tax contingency liabilities	2,948	2,559	2,523

Commitments and contingent liabilities (See notes 8 and 12)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 91,230; 90,472 and 90,281 shares issued and outstanding, respectively	912	905	903
Additional paid-in capital	169,468	145,951	142,627
Accumulated other comprehensive loss	(7,030)	(8,998)	(9,016)
Retained earnings	826,226	693,333	625,107
Treasury stock, 25,165; 23,542 and 23,464 shares, respectively at cost	(541,127)	(476,131)	(474,489)
Total stockholders’ equity	448,449	355,060	285,132
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$828,838	$657,919	$638,468

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	13 weeks ended		39 weeks ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	(Unaudited)

Net sales	$567,838	$482,037	$1,428,882	$1,195,514

Cost of sales (includes certain buying, occupancy and warehousing expenses)	344,921	308,586	892,383	784,849

Gross profit	222,917	173,451	536,499	410,665

Selling, general and administrative expenses	117,236	103,084	312,964	275,828

Income from operations	105,681	70,367	223,535	134,837

Interest income	27	210	153	530

Income before income taxes	105,708	70,577	223,688	135,367

Income taxes	43,079	27,931	90,795	54,170

Net income	$62,629	$42,646	$132,893	$81,197

Basic earnings per share	$0.94	$0.64	$1.98	$1.21

Diluted earnings per share	$0.92	$0.63	$1.95	$1.20

Weighted average basic shares	66,881	66,851	67,122	66,835

Weighted average diluted shares	67,991	67,646	68,026	67,556

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	39 weeks ended
	October 31, 2009	November 1, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$132,893	$81,197
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	37,411	30,576
Stock-based compensation	10,785	12,521
Excess tax benefits from stock-based compensation	(2,436)	(2,300)
Other	(6,037)	(4,893)
Changes in operating assets and liabilities:
Merchandise inventory	(94,325)	(71,358)
Accounts payable	66,999	37,735
Other assets and liabilities	3,993	(14,104)

Net cash provided by operating activities	149,283	69,374

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(42,306)	(72,457)

Net cash used in investing activities	(42,306)	(72,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(63,041)	(6,680)
Proceeds from exercise of stock options	10,304	3,757
Excess tax benefits from stock-based compensation	2,436	2,300

Net cash used in financing activities	(50,301)	(623)

Effect of exchange rate changes	421	(1,023)

Net increase (decrease) in cash and cash equivalents	57,097	(4,729)

Cash and cash equivalents, beginning of year	228,530	111,927

Cash and cash equivalents, end of period	$285,627	$107,198

Supplemental Disclosure of Cash Flow Information:

Accruals related to purchases of property and equipment	$6,405	$5,260

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories for young women and men. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and men.  As of October 31, 2009, we operated 934 Aéropostale stores, consisting of 894 stores in 49 states and Puerto Rico and 40 stores in Canada, in addition to our Aéropostale e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).  In addition, our new concept, P.S. from Aéropostale, offers casual clothing and accessories focusing on elementary school children between the ages of 7 and 12.  As of October 31, 2009, we operated 11 P.S. from Aéropostale stores.  In addition, pursuant to a Licensing Agreement, our international licensee operated four Aéropostale stores in the United Arab Emirates as of October 31, 2009.

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

References to “2009” or “fiscal 2009” mean the 52-week period ending January 30, 2010, and references to “2008” or “fiscal 2008” mean the 52-week period ended January 31, 2009. References to “the third quarter of 2009” mean the thirteen-week period ended October 31, 2009, and references to “the third quarter of 2008” mean the thirteen-week period ended November 1, 2008.

2.  Executive Transition

On September 24, 2009, we announced that Julian R. Geiger, our Chairman and Chief Executive Officer, advised us that, in accordance with the terms of his employment agreement, he expects to exercise the right of election granted to him, thereby ending his service as Chief Executive Officer at approximately the end of the Company’s current fiscal year (the “Election Date”).  Mr. Geiger has served as our Chairman and CEO since 1996.  Mr. Geiger will continue to serve as Chairman of our Board of Directors and as a part-time advisor to the Company after he exercises his right of election.  In connection with his advisory role, Mr. Geiger will receive an annual advisory fee of $250,000 and an annual grant of not less than 20,000 shares, or more than 40,000 shares of restricted stock, depending upon company performance during that fiscal year.

As a result of the anticipated election by Mr. Geiger, we expect to make a payment to Mr. Geiger, six months after his election date, of approximately $16.5 million from our supplemental executive retirement plan (“SERP”).  Accordingly, the SERP liability related to Mr. Geiger has been classified as a current liability in our consolidated balance sheet as of October 31, 2009.    At the date of payment to Mr. Geiger, we will record a charge of approximately $5.7 million in selling, general and administrative expenses, while also relieving other comprehensive loss included in our stockholder’s equity.  This accounting treatment is in accordance with settlement accounting procedures under the provisions of Accounting Standards Codification (“ASC”) 715-30-35-79.  The actual payment and charge amounts may vary depending upon Mr. Geiger’s actual election date.  Additionally upon the Election Date, we expect to record a charge of $0.5 million in selling, general and administrative expenses for the accelerated amortization of stock compensation expense in connection with the accelerated vesting of Mr. Geiger’s remaining stock awards.

As a result of Mr. Geiger’s announcement, our Board of Directors has designated Mindy C. Meads and Thomas P. Johnson as our Co-Chief Executive Officers commencing on the effective date of Mr. Geiger’s election.  The Board also designated effective on the same date, Michael J. Cunningham as President and Chief Financial Officer.  On Mr. Geiger’s Election Date, Ms. Meads and Mr. Johnson will each receive a grant of shares of restricted stock equating to, on the grant date, $1.0 million, 50% of which will vest one year from the grant date, and 50% two years from the grant date.   Additionally, Mr. Cunningham received a grant of 12,735 shares of restricted stock in September 2009, 50% of which will vest in September 2010 and 50% in September 2011.

3.  Jimmy’Z Stores Closing

During the second quarter of 2009, we closed all 11 remaining Jimmy’Z stores. During the first twenty-six weeks of 2009, we recorded inventory related charges of $1.3 million, severance charges of $1.1 million, and net lease termination charges of $0.7 million.  Of these costs, $2.8 million was recorded in cost of sales and $0.3 million was recorded in selling, general and administrative expenses.  All of the above costs were paid as of October 31, 2009 and there are no remaining costs to be incurred in connection with the closings.

4.  Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores and at the time our e-commerce customers take possession of merchandise. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized.  Also included in sales revenue is shipping revenue from our e-commerce customers.  Revenue is not recorded on the purchase of gift cards or store credits. A current liability is recorded upon purchase, and revenue is recognized when the gift card or store credits are redeemed for merchandise.  We also recognize breakage income for the portion estimated to be unredeemed.  We have no legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction. We therefore have determined that the likelihood of certain gift cards being redeemed by the customer is remote, based upon historical redemption patterns of gift cards. For those gift cards that we determined redemption is remote, we reversed the liability, and recorded gift card breakage income in net sales.  In the third quarter of 2009, we recorded $0.4 million in net sales related to gift card breakage income compared to $0.3 million in the third quarter of 2008.  In the first thirty-nine weeks of 2009, we recorded $1.5 million in net sales related to gift card breakage income compared to $1.1 million in the first thirty-nine weeks of 2008.

5.  Cost of Sales and Selling, General and Administrative Expenses

Cost of sales includes costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing and freight from the distribution center to the stores.  It also includes payroll for our design, buying and merchandising departments and occupancy costs. Occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and all depreciation.

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

6.  Comprehensive Income (Loss)

The following table sets forth the components of total comprehensive income:

	13 weeks ended		39 weeks ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	(In thousands)
Net income	$62,629	$42,646	$132,893	$81,197
Other comprehensive income:
Changes in pension liability, net of tax	(89)	(205)	(266)	(615)
Changes in foreign currency translation adjustment 1	(15)	(3,184)	2,234	(3,751)
Total comprehensive income	$62,525	$39,257	$134,861	$76,831

The following table sets forth the components of accumulated other comprehensive loss:

	October 31, 2009	January 31, 2009	November 1, 2008
	(In thousands)
Pension liability, net of tax	$(6,596)	$(6,330)	$(6,472)
Cumulative foreign currency translation adjustment 1	(434)	(2,668)	(2,544)
Total accumulated other comprehensive loss	$(7,030)	$(8,998)	$(9,016)

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

7.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended		39 weeks ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	(In thousands, except per share data)
Net income	$62,629	$42,646	$132,893	$81,197
Weighted average basic shares	66,881	66,851	67,122	66,835
Impact of dilutive securities	1,110	795	904	721
Weighted average diluted shares	67,991	67,646	68,026	67,556
Earnings per basic share	$0.94	$0.64	$1.98	$1.21
Earnings per diluted share	$0.92	$0.63	$1.95	$1.20

All options to purchase shares during the third quarter of 2009 were included in the computation of diluted earnings per share.  Options to purchase 4,000 shares during the third quarter of 2008 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.  Options to purchase 181,435 shares during the first thirty-nine weeks of 2009 and 22,000 shares during the first thirty-nine weeks of 2008 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

8.  Revolving Credit Facility

We have an amended and restated revolving credit facility with Bank of America, N.A., as Lender which provides availability of $150.0 million (the “Credit Facility”).  The Credit Facility is available for working capital and general corporate purposes.  The Credit Facility is scheduled to expire on November 13, 2012.

Loans under the Credit Facility are secured by all our assets and are guaranteed by our subsidiaries. Upon the occurrence of a Cash Dominion Event (as defined in the Credit Facility) among other limitations, our ability to borrow funds, make investments, pay dividends and repurchase shares of our common stock would be limited. Direct borrowings under the Credit Facility bear interest at a margin over either LIBOR or a Base Rate (as each such term is defined in the Credit Facility).  As of October 31, 2009, we had no outstanding balances or stand-by or commercial letters of credit issued under the Credit Facility.

The Credit Facility also contains covenants that, subject to specified exceptions, restrict our ability to, among other things, incur additional debt or encumber assets of the Company; merge with or acquire other companies, liquidate or dissolve; sell, transfer, lease or dispose of assets; or make loans or guarantees.  As of October 31, 2009, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.

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

9.  Retirement Benefit Plans

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

The components of net periodic pension benefit cost are as follows:

	13 weeks ended		39 weeks ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	(In thousands)
Service cost	$172	$164	$515	$492
Interest cost	379	287	1,136	860
Amortization of prior experience cost	19	19	56	56
Amortization of net loss	157	149	471	446
Net periodic pension benefit cost	$727	$619	$2,178	$1,854

We had non-current liabilities of $7.9 million as of October 31, 2009, $21.2 million as of January 31, 2009 and $20.8 million as of November 1, 2008, in connection with this plan.  Additionally, the SERP liability of $15.8 million related to Mr. Geiger has been classified as a current liability included in our consolidated balance sheet as of October 31, 2009 (see note 2 for a further discussion).

Long-term Incentive Plan

We maintain a long-term incentive deferred compensation plan for the purpose of providing long-term incentive to a designated group of management. The plan is a non-qualified, defined contribution plan and is not funded. Participants in this plan include all employees designated by the Company as Vice President, or other higher-ranking positions, who are not participants in the SERP. Annual monetary credits are recorded to each participant’s account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant’s account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants’ accounts will be fully vested upon retirement after completing five years of service and attaining age 55.  We had liabilities of $0.9 million as of October 31, 2009, $0.6 million as of January 31, 2009 and $0.6 million as of November 1, 2008, in connection with this plan.

Post Retirement Benefit Plan

We maintain a postretirement benefit plan for certain officers. We had liabilities of $0.8 million as of October 31, 2009, $0.7 million as of January 31, 2009 and $0.7 million as of November 1, 2008, in connection with this plan.

10.  Stock Repurchase Program

We repurchase our common stock from time to time under a stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward.  During the third quarter of 2009, the Company repurchased 1,174,500 shares of our common stock for $49.5 million, as compared to repurchases of 115,000 shares for $3.8 million during the third quarter of 2008.  During the first thirty-nine weeks of 2009, the Company repurchased 1,555,700 shares for $63.0 million, as compared to repurchases of 208,000 shares for $6.7 million during the first thirty-nine weeks of 2008.

As of October 31, 2009, we had approximately $64.0 million of repurchase authorization remaining under our $600.0 million share repurchase program.

11.  Stock-Based Compensation

We follow the provisions from the ASC Topic 718, “Compensation –Stock Compensation”.  Under such guidance, all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement.

The fair value of options was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires certain assumptions, including estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of income.

Stock Options

We did not issue any stock options during 2009.  During the third quarter of 2008, we issued 4,000 stock options at a weighted-average grant date fair value of $13.24.  During the first thirty-nine weeks of 2008, we issued 108,600 stock options at a weighted-average grant date fair value of $12.10. For the first thirty-nine weeks of 2008, our expected volatility was 43%, expected term was 5.25 years, risk-free interest rate was 2.68% and expected forfeiture rate was 25%.

We have elected to adopt the simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and condensed consolidated statements of cash flows of the tax effects of employee and director share-based awards that were outstanding.

The effects of applying the provisions from ASC Topic 718, “Compensation –Stock Compensation” and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

A summary of stock option activity during the first thirty-nine weeks of 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of January 31, 2009	1,450	$20.87
Granted	—	—
Exercised	(556)	$18.55
Cancelled	(1)	$23.34
Outstanding as of October 31, 2009	893	$22.31	4.56	$13.6
Exercisable as of October 31, 2009	472	$19.60	3.80	$8.5

We recognized $0.7 million in compensation expense related to stock options during the third quarter of 2009 and $0.9 million during the third quarter of 2008.  We recognized $1.9 million in compensation expense related to stock options in the first thirty-nine weeks of 2009 and $2.8 million in the first thirty-nine weeks of 2008.

For the first thirty-nine weeks of 2009, the intrinsic value of options exercised was $10.5 million as compared to $2.4 million for the first thirty-nine weeks of 2008.

As of October 31, 2009, there was $3.2 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining weighted-average vesting period of 2.3 years.

Non-Vested Stock

During the third quarter of 2009, we granted 70,866 shares of non-vested stock at a weighted-average grant date fair value of $43.19 compared to grants of 3,000 shares of non-vested stock at a weighted-average grant date fair value of $32.99 during the third quarter of 2008.  During the first thirty-nine weeks of 2009, we granted 299,888 shares of non-vested stock at a weighted-average grant date fair value of $29.28 compared to grants of 164,775 shares of non-vested stock at a weighted-average grant date fair value of $28.65 during the first thirty-nine weeks of 2008.

A summary of non-vested stock activity during the first thirty-nine weeks of 2009 is as follows:

Number of Shares
(In thousands)
Non-vested stock as of January 31, 2009	728
Granted	299
Vested	(202)
Cancelled	—
Non-vested stock as of October 31, 2009	825

Total compensation expense is being amortized over the vesting period. Compensation expense related to non-vested stock activity was $2.3 million for the third quarter of 2009 compared to $2.9 million for the third quarter of 2008.  Compensation expense related to non-vested stock activity was $6.0 million for the first thirty-nine weeks of 2009 compared to $8.6 million for the first thirty-nine weeks of 2008.

As of October 31, 2009, there was $9.4 million of unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over the weighted average period of 1.2 years.

Performance Shares

A summary of performance shares activity during the first thirty-nine weeks of 2009 is as follows:

Number of Shares
(In thousands)
Performance shares as of January 31, 2009	159
Granted	304
Vested	—
Cancelled	—
Performance shares as of October 31, 2009	463

Compensation expense related to performance shares was $1.3 million for the third quarter of 2009 compared to $0.4 million for the third quarter of 2008.  Compensation expense related to performance shares was $2.8 million for the first thirty-nine weeks of 2009 compared to $1.1 million for the first thirty-nine weeks of 2008.

As of October 31, 2009, there was $6.4 million of unrecognized compensation cost related to performance shares that is expected to be recognized over the weighted average period of 1.7 years.

12.  Commitments and Contingent Liabilities

We are party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results from operations or cash flows.  As of October 31, 2009, we had not issued any third party guarantees.

13. Income Taxes

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

We follow the provisions of ASC Topic 740, “Income Taxes”, which includes the accounting and disclosure for uncertainty in income taxes. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

We had $2.9 million of unrecognized tax benefit related to uncertain tax contingency liabilities remaining as of October 31, 2009, including accrued penalties and interest of $0.9 million.  Uncertain tax positions of $2.1 million as of October 31, 2009, which is inclusive of interest and penalties, would favorably impact our effective tax rate if these net liabilities were reversed.

We file income tax returns in the U.S. and in various states, Canada and Puerto Rico.  Our U.S. federal filings for the years 2002 through 2005 were examined and we reached a settlement with the IRS in the fourth quarter of fiscal 2007.  The examination liability related to the timing of taxable revenue from non-redeemed gift cards.  The IRS has begun an examination of our 2006 and 2007 tax returns during the third quarter of 2009.  For state tax purposes, our 2004 through 2007 tax years remain open for examination by the tax authorities under a four-year statute of limitations. However, certain states may keep their statute open for six to ten years.

14. Recent Accounting Developments

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which established the FASB Accounting Standards Codification (“Codification” or “ASC”).  The Codification became the source of authoritative generally accepted accounting principles in the United States of America.  It changed the referencing of financial standards but was not intended to change or alter existing U.S. GAAP.  The Codification was effective for interim or annual financial periods ending after September 15, 2009 and was effective for us in the third quarter of 2009.  This new guidance applies only to financial statement disclosures and therefore we have updated our references for the accounting guidance.

In May 2009, the FASB issued authoritative guidance now codified as ASC Topic 855, “Subsequent Events”.  The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this guidance sets forth: a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In accordance with this guidance, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  We adopted the new guidance in the second quarter of 2009 and have evaluated events or transactions that occurred after October 31, 2009 through December 4, 2009, the date we issued these financial statements.  The adoption did not have an impact on our consolidated financial statements.

In December 2008, the FASB issued authoritative guidance now codified as ASC Topic 715, “Compensation – Retirement Benefits”.  The guidance requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  The new guidance will be effective for fiscal years ending after December 15, 2009 and we expect that its adoption will not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued authoritative guidance now codified as ASC Topic 820, “Fair Value Measurements and Disclosures”.  The guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance applies under other accounting pronouncements that require or permit fair value measurements, the FASB having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute. It is effective in financial statements issued for fiscal years beginning after November 15, 2007.  However, in February 2008, the FASB issued additional ASC Topic 820 guidance which delayed application of certain guidance related to nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  We adopted the provisions of ASC Topic 820 as it related to nonrecurring fair value measurements of non-financial assets and liabilities at the beginning of fiscal 2009.  The adoption has not had a material impact on our consolidated financial statements.

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

Introduction

References to the “Company,” “we,” “us,” or “our” mean Aéropostale, Inc. and its subsidiaries, except as expressly indicated to the contrary or unless the context otherwise requires. We are a mall-based, specialty retailer of casual apparel and accessories for young women and men. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and men.  As of October 31, 2009, we operated 934 Aéropostale stores, consisting of 894 stores in 49 states and Puerto Rico and 40 stores in Canada, in addition to our Aéropostale e-commerce website, www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).  In addition, our new concept, P.S. from Aéropostale, offers casual clothing and accessories focusing on elementary school children between the ages of 7 and 12.  As of October 31, 2009, we operated 11 P.S. from Aéropostale stores.  In addition, pursuant to a Licensing Agreement, our international licensee operated four Aéropostale stores in the United Arab Emirates as of October 31, 2009.

On September 24, 2009, we announced that Julian R. Geiger, our Chairman and Chief Executive Officer, advised us that, in accordance with the terms of his employment agreement, he expects to exercise the right of election granted to him, thereby ending his service as Chief Executive Officer at approximately the end of the Company’s current fiscal year (the “Election Date”).  Mr. Geiger will continue to serve as Chairman of our Board of Directors and as a part-time advisor to the Company after he exercises his right of election.  As a result of Mr. Geiger’s announcement, our Board of Directors has designated Mindy C. Meads and Thomas P. Johnson as our Co-Chief Executive Officers commencing on the effective date of Mr. Geiger’s election.  The Board also designated effective on the same date, Michael J. Cunningham as President and Chief Financial Officer (see Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements).

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

Results of Operations

Overview

We achieved net sales of $567.8 million for the third quarter of 2009, or an 18% increase when compared to the third quarter of 2008.  The increase in net sales for the third quarter of 2009 was driven by an increase in comparable store sales of 10% and average retail square footage growth of 5%, primarily from new stores.  Gross profit, as a percentage of net sales, increased by 3.3 percentage points for the third quarter of 2009 due primarily to increased merchandise margin.  SG&A, as a percentage of net sales, decreased by 0.8 percentage points for the third quarter of 2009.  The effective income tax rate was 40.8% for the third quarter of 2009 and 39.6% for the third quarter of 2008.  Net income for the third quarter of 2009 was $62.6 million, or $0.92 per diluted share, compared to net income of $42.6 million, or $0.63 per diluted share, for the third quarter of 2008.

As of October 31, 2009, we had working capital of $283.8 million, cash and cash equivalents of $285.6 million and no debt.  Consolidated merchandise inventories increased by 7% and remained essentially flat on a per retail square foot basis, at October 31, 2009 compared to November 1, 2008.

We operated 945 stores at October 31, 2009, an increase of 4% from the same period last year, which was due to additional new stores in the U.S. including our new P.S. from Aéropostale stores and our expansion into Canada and Puerto Rico.

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		39 weeks ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	39.3%	36.0%	37.5%	34.4%
Selling, general and administrative expenses	20.6%	21.4%	21.9%	23.1%
Income from operations	18.7%	14.6%	15.6%	11.3%
Income before income taxes	18.7%	14.6%	15.6%	11.3%
Income taxes	7.6%	5.8%	6.4%	4.5%
Net income	11.1%	8.8%	9.2%	6.8%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 weeks ended		39 weeks ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales (in millions)	$567.8	$482.0	$1,428.9	$1,195.5
Total store count at end of period	945	905	945	905
Comparable store count at end of period	850	782	850	782
Net sales growth	18%	17%	20%	20%
Comparable store sales change	10%	7%	11%	9%
Comparable average unit retail change	3%	8%	4%	3%
Comparable units per sales transaction change	2%	1%	4%	2%
Comparable sales per transaction change	5%	(1)%	3%	4%
Net sales per average retail square foot	$158	$144	$408	$373
Gross profit (in millions)	$222.9	$173.5	$536.5	$410.7
Income from operations (in millions)	$105.7	$70.4	$223.5	$134.8
Diluted earnings per share	$0.92	$0.63	$1.95	$1.20
Average retail square footage growth over comparable period	5%	11%	8%	11%
Change in total inventory over comparable period	7%	8%	7%	8%
Change in inventory per retail square foot over comparable period	0%	(8)%	0%	(8)%
Percentages of net sales by category:
Young Women’s	70%	71%	70%	71%
Young Men’s	30%	29%	30%	29%

Comparison of the 13 weeks ended October 31, 2009 to the 13 weeks ended November 1, 2008

Net Sales

Net sales for the third quarter of 2009 increased by $85.8 million, or by 18% compared to the same period last year.  The increase in net sales was driven by an increase in comparable store sales of 10% or $44.9 million and average retail square footage growth of 5%, primarily from new stores.  Comparable store sales increased in both our young women’s and young men’s categories.  The overall comparable store sales increase reflected increases of 5% in the number of sales transactions, 3% in average unit retail and 2% in units per sales transaction.  Non-comparable store sales increased by $40.9 million due primarily to 40 more stores open at the end of the third quarter of 2009 compared to the end of the third quarter of 2008.  Total non-comparable sales includes net sales from our e-commerce business which increased by 52% or $11.2 million during the third quarter of 2009 when compared to the same period last year.

Gross Profit

Cost of sales include costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing and freight from the distribution center to the stores.  It also includes payroll for our design, buying and merchandising departments, and occupancy costs. Occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and all depreciation.

Gross profit, as a percentage of net sales, increased by 3.3 percentage points for the third quarter of 2009 compared to the same period last year. The increase was due primarily to an increase in merchandise margin of 2.5 percentage points, the leveraging impact of occupancy costs of 0.7 percentage points and lower distribution and transportation costs of 0.2 percentage points.

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

SG&A increased by $14.2 million for the third quarter of 2009 compared to the third quarter of 2008. The increase in SG&A was largely due to increases of $5.9 million in store-line expenses, $5.9 million in corporate expenses, which included higher incentive compensation, benefits and other corporate expenses and $2.3 million of e-commerce transaction costs, reflecting the 52% increase in sales in this business.

SG&A decreased by 0.8 percentage points, as a percentage of net sales, for the third quarter of 2009 compared to the third quarter of 2008.  The decrease was driven primarily by the leveraging impact of store-line expenses, which resulted in a 0.7 percentage point decrease in addition to lower marketing expenses of 0.3 percentage points.  These decreases were offset partially by 0.2 percentage points of higher e-commerce expenses, reflecting the 52% increase in sales in this business.

Income taxes

The effective income tax rate was 40.8% for the third quarter of 2009 and 39.6% for the third quarter of 2008.  The increase in the effective tax rate was due to higher state taxes and higher nondeductible officer’s compensation.

 Net income

Net income was $62.6 million, or $0.92 per diluted share, for the third quarter of 2009, compared to net income of $42.6 million, or $0.63 per diluted share, for the third quarter of 2008.  Earnings per share increased by 46% for the third quarter of 2009, due primarily to the increase in net income.

Comparison of the 39 weeks ended October 31, 2009 to the 39 weeks ended November 1, 2008

Net Sales

Net sales for the first thirty-nine weeks of 2009 increased by $233.4 million, or by 20% compared to the same period last year.  The increase in net sales was driven by an increase in comparable store sales of 11% or $118.5 million and average retail square footage growth of 8%, primarily from new stores.  Comparable store sales increased in both our young women’s and young men’s categories.  The overall comparable store sales increase reflected increases of 4% in units per sales transaction, 4% in average unit retail and 3% in the number of sales transactions.  Non-comparable store sales increased by $114.9 million due primarily to 40 more stores open at the end of the first thirty-nine weeks of 2009 compared to the end of the first thirty-nine weeks of 2008.  Total non-comparable sales includes net sales from our e-commerce business which increased by 55% or $23.1 million during the first thirty-nine weeks of 2009 when compared to the same period last year.

Gross Profit

Cost of sales include costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing and freight from the distribution center to the stores.  It also includes payroll for our design, buying and merchandising departments, and occupancy costs. Occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance and all depreciation.

Gross profit, as a percentage of net sales, increased by 3.1 percentage points for the first thirty-nine weeks of 2009 compared to the same period last year. The increase was due primarily to an increase in merchandise margin of 2.3 percentage points, the leveraging impact of occupancy costs of 0.7 percentage points and lower distribution and transportation costs of 0.3 percentage points.

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

SG&A increased by $37.1 million for the first thirty-nine weeks of 2009 compared to the first thirty-nine weeks of 2008. The increase in SG&A was largely due to increases of $15.2 million in corporate expenses, which included higher incentive compensation, benefits and other corporate expenses, $14.8 million in store-line expenses and  $7.9 million in store and e-commerce transaction costs, resulting primarily from new store growth and increased sales.  These increases were offset partially by lower marketing costs of $0.8 million.

SG&A decreased by 1.2 percentage points, as a percentage of net sales, for the first thirty-nine weeks of 2009 compared to the first thirty-nine weeks of 2008.  The decrease was driven primarily by the leveraging impact of store-line and other corporate expenses on increased sales, which resulted in a 1.1 percentage point decrease.  In addition, a reduction in our collegiate marketing program resulted in a 0.3 percentage point decrease.  These decreases were offset partially by 0.2 percentage points of higher e-commerce expenses, reflecting the 55% increase in sales in this business.

Income taxes

The effective income tax rate was 40.6% for the first thirty-nine weeks of 2009 and 40.0% for the first thirty-nine weeks of 2008.  The increase in the effective tax rate was due to higher state taxes and higher nondeductible officer’s compensation.

Net income

Net income was $132.9 million, or $1.95 per diluted share, for the first thirty-nine weeks of 2009, compared to net income of $81.2 million, or $1.20 per diluted share, for the first thirty-nine weeks of 2008.  Earnings per share increased by 63% for the first thirty-nine weeks of 2009 due primarily to the increase in net income.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement or enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations and existing cash and cash equivalents.  In addition, while we do not currently anticipate borrowing any funds, we also have available a $150.0 million credit facility.  At October 31, 2009, we had working capital of $283.8 million, cash and cash equivalents of $285.6 million and no debt outstanding.

The following table sets forth our cash flows for the period indicated:

	39 weeks ended
	October 31, 2009	November 1, 2008
	(In thousands)
Net provided by operating activities	$149,283	$69,374
Net cash used in investing activities	(42,306)	(72,457)
Net cash used in financing activities	(50,301)	(623)
Effect of exchange rate changes	421	(1,023)
Net increase (decrease) in cash and cash equivalents	$57,097	$(4,729)

Operating activities — Net cash provided by operating activities increased by $79.9 million for the first thirty-nine weeks of 2009 compared to the same period in 2008.  This increase was attributable primarily to the increase in cash generated through net income and the timing of payment of liabilities.  Consolidated merchandise inventories increased by 7%, and remained essentially flat on a per retail square foot basis, as of October 31, 2009 as compared to November 1, 2008.

Due to the seasonality of our business, we have historically generated a significant portion of our cash flows from operating activities in the second half of the year, and we expect this trend to continue through the balance of this year.

Capital requirements — Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores, and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures.  We opened 33 Aéropostale stores during the first thirty-nine weeks of 2009, which included 11 stores in Canada.  We also opened 11 P.S. from Aéropostale stores.  In addition, during the first thirty-nine weeks of 2009, we remodeled and renovated 11 existing Aéropostale stores.  Capital expenditures for the full year of 2009 are expected to approximate $50.0 million for new and remodeled stores as well as for other initiatives.  These plans include approximately 53 new Aéropostale stores, including approximately 15 in Canada, approximately 14 P.S. from Aéropostale stores in the United States and 15 remodeled Aéropostale stores.

We had no short-term investments at October 31, 2009, January 31, 2009 or November 1, 2008.

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

During the first thirty-nine weeks of 2009, the Company repurchased 1,555,700 shares of our common stock for $63.0 million, as compared to repurchases of 208,000 shares for $6.7 million during the first thirty-nine weeks of 2008.

We have an amended and restated revolving credit facility with Bank of America, N.A., as Lender which provides availability of $150.0 million of revolving credit (the “Credit Facility”).  The Credit Facility is available for working capital and general corporate purposes.  The Credit Facility is scheduled to mature on November 13, 2012, and no amounts were outstanding as of October 31, 2009.

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2009:

		Payments Due
		Balance of	In 2010	In 2012	After
	Total	2009	and 2011	and 2013	2013
	(In thousands)
Contractual Obligations
Real estate operating leases	$766,494	$100,509	$203,684	$180,946	$281,355
Equipment operating leases	7,267	936	4,834	1,497	—
Employment agreements	16,474	2,940	13,534	—	—
Total contractual obligations	$790,235	$104,385	$222,052	$182,443	$281,355

The real estate operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately 20% of minimum lease obligations in fiscal 2008.  In addition, the above table does not include variable costs paid to landlords such as maintenance, insurance and real estate taxes, which represented approximately 60% of minimum lease obligations in fiscal 2008.

Our open purchase orders are cancelable at any time prior to our receipt of the applicable goods without penalty to us, and were therefore not included in the above table.

On September 24, 2009, we announced that Julian R. Geiger, our Chairman and Chief Executive Officer, advised us that, in accordance with the terms of his employment agreement, he expects to exercise the right of election granted to him, thereby ending his service as Chief Executive Officer at approximately the end of the Company’s current fiscal year.  In addition to the amounts in the table, as a result of the anticipated election by Mr. Geiger, we expect to make a payment to Mr. Geiger, six months after his election date, of approximately $16.5 million from our supplemental executive retirement plan (see Note 2 to the Notes to Unaudited Condensed Consolidated Financial Statements).

There were no financial guarantees outstanding as of October 31, 2009. We had no commercial commitments outstanding as of October 31, 2009.

Our total liabilities for unrecognized tax benefits were $2.9 million at October 31, 2009. We cannot make a reasonable estimate of the amount and period of related future payments for these liabilities. Therefore these liabilities were not included in the above table.

Off-Balance Sheet Arrangements

We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of October 31, 2009, we have not issued any letters of credit.

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

As of October 31, 2009, there have been no material changes to any of the critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of October 31, 2009, we had no outstanding borrowings under our Credit Facility.  In addition, we had no stand-by or commercial letters of credit issued under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk related to interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our reporting currency in U.S. dollars are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss.  The balance of the unrealized loss included in accumulated other comprehensive loss was $0.4 million as of October 31, 2009.  A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $2.8 million, which would be recorded in other comprehensive loss as an unrealized gain or loss.

We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars.  These foreign currency transaction gains and losses are charged or credited to earnings as incurred.  We do not hedge our exposure to this currency exchange fluctuation, and transaction gains and losses to date have not been significant.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  Pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chairman and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chairman and Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our third quarter ended October 31, 2009, our disclosure controls and procedures are effective.

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

Our business is sensitive to consumer spending patterns and preferences. Various economic conditions affect the level of disposable income consumers have available to spend on the merchandise we offer including employment, interest rates, taxation, energy costs, the availability of consumer credit, consumer confidence in future economic conditions and general business conditions. Accordingly, consumer purchases of discretionary items and retail products, including our products, may decline during recessionary periods and also may decline at other times when disposable income is lower. Therefore, our growth, sales and profitability may be adversely affected by unfavorable economic conditions on a local, regional and/or national level. In addition, any significant decreases in shopping mall traffic could also have a material adverse effect on our results of operations.

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

In order to generate customer traffic, we must locate our stores in prominent locations within successful shopping malls. We cannot control the development of new shopping malls, the availability or cost of appropriate locations within existing or new shopping malls, or the success of individual shopping malls. A significant decrease in shopping mall traffic could have a material adverse effect on our results of operations.  Additionally, the loss of an anchor or other significant tenant in a shopping mall in which we have a store, or the closure of a significant number of shopping malls in which we have stores, either by a single landlord with a large portfolio of malls, or by a number of smaller individual landlords, may have a material adverse effect on our results of operations.

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

Our comparable store sales and quarterly results of operations have fluctuated in the past and are likely to continue to fluctuate in the future. In addition, there can be no assurance that we will be able to maintain our historic levels of comparable store sales. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

•	actions of competitors or mall anchor tenants;

•	changes in general economic conditions and consumer spending patterns;

•	fashion trends;

•	changes in our merchandise mix;

•	the effectiveness of our inventory management;

•	calendar shifts of holiday or seasonal periods;

•	the timing of promotional events; and

•	weather conditions.

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

Our key executive officers have substantial experience and expertise in the retail industry and have made significant contributions to the growth and success of our brands. The unexpected loss of the services of one or more of these individuals could adversely affect us. Specifically, if we were to unexpectedly lose the services of Mindy C. Meads, our President and Chief Merchandising Officer; Thomas P. Johnson, our Executive Vice President and Chief Operating Officer, or Michael J. Cunningham, our Executive Vice President and Chief Financial Officer, our business could be adversely affected.  In addition, departures of any other senior executives or key performers in the Company could also adversely affect our operations.

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

A significant decrease in sales during peak shopping seasons could have an adverse effect on our financial condition and results of operations.

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

The efficient operation of our stores is dependent on our ability to distribute, in a timely manner, our merchandise to our store locations throughout the United States and Canada.  We currently lease and maintain two, third party, independently operated distribution facilities, one in South River, New Jersey, and the other in Ontario, California.  These distribution centers manage, collectively, the receipt, storage, sortation, packaging and distribution of virtually all of our merchandise.  In addition, we also utilize  a third distribution center, located in Canada, which is independently owned and operated.

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

We rely on a third party to manage the warehousing and order fulfillment for our E-Commerce business; any disruption of these activities could have a material adverse effect on our business.

We rely on one third party, GSI Commerce, to host our e-commerce website, warehouse all of the inventory sold through our e-commerce website, and fulfill all of our e-commerce sales to our customers. Any significant interruption in the operations of GSI Commerce, over which we have no control, could have a material adverse effect on our e-commerce business.

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

There can be no assurance that others will not try to block the manufacture, export or sale of our products as a violation of their trademarks or other proprietary rights. Other entities may have rights to trademarks that contain portions of our marks or may have registered similar or competing marks for apparel and accessories in foreign countries in which our vendors are located. There may also be other prior registrations in other foreign countries of which we are not aware. Accordingly, it may not be possible, in those few foreign countries where we were not able to register our marks, to enjoin the manufacture, sale or exportation of AÉROPOSTALE or P.S. FROM AÉROPOSTALE branded goods to the United States. If we were unable to reach a licensing arrangement with these parties, our vendors may be unable to manufacture our products in those countries. Our inability to register our trademarks or purchase or license the right to use our trademarks or logos in these jurisdictions could limit our ability to obtain supplies from or manufacture in less costly markets or penetrate new markets should our business plan change to include selling our merchandise in those jurisdictions outside the United States.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our common stock from time to time under a $600.0 million stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. Our purchases of treasury stock for the third quarter of fiscal 2009 and remaining availability pursuant to our share repurchase program were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a)
				(In thousands)
August 2 to August 29, 2009	—	$—	—	$113,606
August 30 to October 3, 2009	613,800	42.49	613,800	$87,507
October 4 to October 31, 2009	560,700	41.82	560,700	$64,039
Total	1,174,500	$42.17	1,174,500
__________

(a)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

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

Dated: December 4, 2009