Form 10-K
AEROPOSTALE INC
filed 2010-03-29
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filed”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 1, 2009 was $2,445,465,538.

94,207,445 shares of Common Stock were outstanding at March 19, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on June 17, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K. This report consists of 56 sequentially numbered pages. The Exhibit Index is located at sequentially numbered page 54.

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

PART I

Item 1.  Business

Overview

Aéropostale, Inc., a Delaware corporation, originally incorporated as MSS-Delaware, Inc. on September 1, 1995 and later changed to Aéropostale, Inc. on February 1, 2000, is a mall-based specialty retailer of casual apparel and accessories. We design, market and sell our own brand of merchandise principally targeting 14 to 17 year-old young women and young men.  We also sell Aéropostale merchandise through our e-commerce website, www.aeropostale.com. As of January 30, 2010, we operated 938 Aéropostale stores consisting of 894 stores in 49 states and Puerto Rico and 44 stores in Canada.  In addition, our new concept, P.S. from Aéropostale, offers casual clothing and accessories focusing on elementary school children between the ages of 7 and 12.  As of January 30, 2010, we operated 14 P.S. from Aéropostale stores in five states.  In addition, pursuant to a Licensing Agreement, our international licensee operated five Aéropostale stores in the United Arab Emirates as of January 30, 2010.

The Aéropostale brand was established by R.H. Macy & Co., Inc., as a department store private label initiative, in the early 1980’s targeting men in their twenties. Macy’s subsequently opened the first mall-based Aéropostale specialty store in 1987. Over the next decade, Macy’s, and then Federated Department Stores, Inc. (now Macy’s, Inc.), expanded Aéropostale to over 100 stores. In August 1998, Federated sold its specialty store division to our management team and Bear Stearns Merchant Banking. In May of 2002, Aéropostale management took the Company public through an initial public offering and listed our common stock on the New York Stock Exchange.

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

During fiscal 2009, we completed the closure of our 14 store Jimmy’Z concept that was launched in 2005.  Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., was a contemporary lifestyle brand targeting trend-aware young women and men aged 18 to 25.

On February 3, 2010, we announced a three-for-two stock split on all shares of our common stock.  The stock split was distributed on March 5, 2010 in the form of a stock dividend to all shareholders of record on February 24, 2010.  All share and per share amounts presented in this report were retroactively adjusted for the common stock split, as were previously reported periods contained herein.

Our fiscal year ends on the Saturday nearest to January 31. Fiscal 2009 was the 52-week period ended January 30, 2010, fiscal 2008 was the 52-week period ended January 31, 2009 and fiscal 2007 was the 52-week period ended February 2, 2008.  Fiscal 2010 will be the 52-week period ending January 29, 2011.

Executive Transition

 We previously announced planned executive changes as described in our Form 8-K filed on September 25, 2009.  On February 1, 2010, Julian R. Geiger, our Chairman and former Chief Executive Officer, provided us with formal notice of election in accordance with the terms of his employment agreement, thereby ending his service as Chief Executive Officer effective February 12, 2010.   Mr. Geiger has served as our Chairman and CEO since 1996.  Mr. Geiger continues to serve as Chairman of our Board of Directors and as a part-time advisor to the Company.  Effective February 12, 2010, Ms. Meads and Mr. Johnson were each promoted to the position of Co-Chief Executive Officer.  In addition, also effective February 12, 2010, Mr. Cunningham was promoted to the position of President and Chief Financial Officer (see Note 3 to the Notes to Consolidated Financial Statements for a further discussion).

Growth Strategy

Store Productivity.  We seek to generate sales growth by increasing sales per square foot, increasing average unit retail and increasing transactions.  In an effort to accomplish that growth, we invest in strategic initiatives such as enhancing our supply chain and store productivity technologies. Additionally, we currently have over 170 stores in our chain operating at over $800 of sales per square foot, compared to the total chain average of $624 per square foot.  We recognize the opportunity to increase the square footage in a number of these highly productive locations, where appropriate, with the expectation that we will be able to generate additional sales growth.

New Aéropostale stores.  We consider our merchandise in our stores as having broad appeal that continues to provide us with new store expansion opportunities. Over the last three fiscal years we opened 216 new Aéropostale stores.  We plan to continue our growth by opening a total of approximately 25 new Aéropostale stores during fiscal 2010.  We plan to open stores both in markets where we currently operate, as well as in new markets (see the section “Stores — Store design and environment” below).

P.S. from Aéropostale.  During 2009, we launched a new retail store concept called “P.S. from Aéropostale” by opening our first 14 stores in five states. P.S. from Aéropostale offers casual clothing and accessories focusing on elementary school children between the ages of 7 and 12.  The P.S. brand draws from the core competencies of Aéropostale, offering the customer trend-right merchandise at compelling values.  The innovative store format strives to be a fun, playful and inviting shopping experience for both the parent and child.  In addition, we launched an e-commerce website at www.ps4u.com shortly thereafter.  We plan to open approximately 25 to 30 additional P.S. from Aéropostale stores during fiscal 2010.

E-Commerce.  We launched our Aéropostale e-commerce business in May 2005. The Aéropostale web store is accessible at our website, www.aeropostale.com. We also sell P.S. from Aéropostale merchandise on our e-commerce website.  A third party provides fulfillment services for our e-commerce business, including warehousing our inventory and fulfilling our customers’ sales orders. We purchase, manage and own the inventory sold through our website and we recognize revenue from the sale of these products when the customer receives the merchandise.

International Licensing.  During fiscal 2008, we signed our first international licensing agreement. As licensor we receive guaranteed minimum annual royalty payments from the licensee throughout the term of the agreement, as well as certain support and administrative fees.  The licensee opened five Aéropostale brand retail stores in the United Arab Emirates during fiscal 2009, and expects to open approximately eight additional stores during fiscal 2010.   We assume no inventory risk on the merchandise sold in licensee’s stores and we do not own or lease the underlying real estate where the stores operate.  In addition, our international licensing agreement contains other customary terms and conditions governing our business relationship with the licensee.  We continue to evaluate additional international licensing in various locations around the world.

Stores

Existing stores.  We locate our stores primarily in shopping malls, outlet centers and, to a much lesser degree, lifestyle and off-mall shopping centers, all located in geographic areas with the highest possible concentrations of our target customers.  We generally locate our stores in mall locations near popular teen gathering spots, such as food courts and other teen-oriented retailers.  We have also begun, on a very select basis, opening street level stores in the New York City area.  As of January 30, 2010, we operated 938 Aéropostale stores consisting of 894 stores in 49 states and Puerto Rico and 44 stores in Canada and 14 P.S. from Aéropostale stores in five states.

United States	Number of Aéropostale Stores	Number of P.S. from Aéropostale Stores	Total Number of Stores
Alabama	16	—	16
Arkansas	8	—	8
Arizona	17	—	17
California	77	1	78
Colorado	15	—	15
Connecticut	10	1	11
Delaware	4	—	4
Florida	54	—	54
Georgia	27	—	27
Hawaii	2	—	2
Idaho	5	—	5
Illinois	34	—	34
Indiana	23	—	23
Iowa	12	—	12
Kansas	8	—	8
Kentucky	10	—	10
Louisiana	15	—	15
Massachusetts	26	—	26
Maryland	19	—	19
Maine	4	—	4
Michigan	33	—	33
Minnesota	16	1	17
Mississippi	8	—	8
Missouri	16	—	16
Montana	3	—	3
North Carolina	26	—	26
North Dakota	4	—	4
Nebraska	5	—	5
New Hampshire	7	—	7
New Jersey	25	7	32
New Mexico	3	—	3
Nevada	7	—	7
New York	47	4	51
Ohio	38	—	38
Oklahoma	7	—	7
Oregon	7	—	7
Pennsylvania	54	—	54
Puerto Rico	4	—	4
Rhode Island	2	—	2
South Carolina	15	—	15
South Dakota	2	—	2
Tennessee	22	—	22
Texas	72	—	72
Utah	12	—	12
Vermont	2	—	2
Virginia	26	—	26
Washington	20	—	20
West Virginia	6	—	6
Wisconsin	18	—	18
Wyoming	1	—	1

Canada
Alberta	6	—	6
British Columbia	4	—	4
New Brunswick	1	—	1
Newfoundland	1	—	1
Nova Scotia	1	—	1
Ontario	31	—	31

Total	938	14	952

The following table highlights the number of Aéropostale, Jimmy’Z and P.S. from Aéropostale stores opened and closed since the beginning of fiscal 2007:

	Aéropostale Stores Opened	PS from Aéropostale Stores Opened	Aéropostale Stores Closed	Jimmy’Z Stores Closed	Total Number of Stores at End of Period
Fiscal 2007	88	—	2	—	828
Fiscal 2008	89	—	—	3	914
Fiscal 2009	39	14	4	11	952

Store design and environment.  Our stores average approximately 3,600 square feet.  We design our stores in an effort to create an energetic shopping environment, featuring powerful in-store promotional signage, creative visuals and popular music. The enthusiasm of our associates is integral to our store environment. Our stores feature display windows that provide high visibility for mall traffic. Our strategy is to create fresh and exciting merchandise presentations by updating our floor sets numerous times throughout the year. Visual merchandising directives are initiated at the corporate level, in order to maintain consistency throughout all of our stores.

Store management.  Our Aéropostale stores are organized by region and further broken down into districts.  A regional manager or a group district manager manages each of our 13 regions and each region encompasses approximately eight to 10 districts. Each district is managed by a district manager and encompasses approximately seven to 10 individual stores. Our corporate headquarters directs the merchandise assortments, merchandise pricing, store layout, inventory management and in-store visuals for all of our stores.

Expansion opportunities and store site selection.  We focus on opening new stores in an effort to further penetrate the existing markets we are already in, as well as to enter new markets. We plan to continue increasing our store base during fiscal 2010 by opening approximately 25 new Aéropostale stores and 25 to 30 P.S. from Aéropostale stores (see the section “Growth Strategy” above).

In selecting a specific store site, we generally target high traffic locations in malls, outlet centers and, to a much lesser degree, lifestyle and off-mall shopping centers, with suitable demographics and favorable lease economics. We have also begun, on a very select basis, opening street level stores in the New York City area.  A primary site evaluation criteria includes average sales per store square foot, co-tenancies, traffic patterns and occupancy costs.

We have implemented our store format across a wide variety of mall classifications and geographic locations. For new Aéropostale stores opened in fiscal 2009, our average net investment was approximately $463,000 per store location, which included capital expenditures adjusted for landlord contributions and initial inventory at cost, net of payables (see the section “Store design and environment” above for a further discussion).

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

Design and Merchandising

Our design and merchandising teams focus on designing merchandise that meets the demands of our customers’ lifestyles. We maintain separate design and merchandising groups for each of our brands and within those brands, for each of the young women’s and young men’s product lines.

Design.  We offer a focused collection of apparel, including graphic t-shirts, tops, bottoms, sweaters, jeans, outerwear and accessories. Our “design-driven, merchant-modified” philosophy, in which our designers’ visions are refined by our merchants’ understanding of the current market for our products, helps to ensure that our merchandise styles reflect the latest trends while not becoming too fashion-forward for our customers’ tastes. Much of our merchandise features our brands’ logos. We believe that our Aéropostale logo apparel appeals to our customers and reinforces our brand image.

Merchandising and Planning.  Our merchandising organization, together with our planning organization, determines the quantities of units needed for each product category. By monitoring sales of each style and color and employing our flexible sourcing capabilities, we are able to adjust our merchandise assortments to capitalize upon emerging trends.  In 2008 we began a  phased implementation of new assortment planning and allocation systems.  We recently implemented the latest phase of our allocation system in 2009 and in 2010 we expect to supplement that system with an order optimization component, which we expect will allow us to further improve our inventory position at the store level. In 2011, we expect to begin the implementation of an integrated assortment planning tool.

Sourcing

We seek to employ a sourcing strategy that expedites our speed to market and allows us to respond quickly to our customers’ preferences. We believe that we have developed strong relationships with our vendors, some of who rely upon us for a significant portion of their overall business.

During fiscal 2009, we sourced approximately 81% of our merchandise from our top five merchandise vendors.  Most of our vendors maintain sourcing offices in the United States, with the majority of their production factories located in Asia and Central America.  In an effort to minimize currency risk, all payments to our vendors and sourcing agents are made in U.S. dollars. We engage a third party independent contractor to visit the production facilities that supply us with our products. This independent contractor performs audits at each factory and as a result, assesses the compliance of the facility with, among other things, local and United States labor laws and regulations as well as fair trade and business practices.

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

Distribution

To support our stores in the United States and Puerto Rico, we maintain two distribution centers to process merchandise and warehouse inventory needed to replenish our stores.  We lease a 315,000 square foot distribution center facility in South River, New Jersey. We also lease a second distribution facility in Ontario, California with 360,000 square feet of space.  The staffing and management of these distribution facilities are outsourced to a third party provider that operates each distribution facility and processes our merchandise. This third party provider employs personnel represented by a labor union. There have been no work stoppages or disruptions since the inception of our relationship with this third party provider in 1991, and we believe that the third party provider has a good relationship with its employees.

During fiscal 2009, we entered into an agreement with a third party to perform distribution services for our stores in Canada.  The distribution center is located in Etobicoke, Ontario, Canada, and is independently owned and operated.  In Canada, the third party distribution center receives, processes and warehouses our merchandise for all of our stores in Canada.  Unlike in the United States however, we do not lease the facility and we are not the only company with product in this warehouse.  Prior to opening the facility in Canada, all of our products destined for our stores in Canada were first shipped to the United States and processed through our South River, New Jersey distribution center.

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

Information Systems

Our management information systems provide a full range of retail, financial and merchandising applications. We utilize industry specific software systems to provide various functions related to point-of-sale, inventory management, supply chain, planning and replenishment, and financial reporting.  We continue to invest in technology to align our systems with our business requirements and to support our continuing growth.  For example, since 2008 we have been implementing phases of new planning and allocation systems, as discussed above.  During 2010 we will begin implementing a workforce management system, which we believe will improve our labor scheduling at the store level.  We are also completing implementation of a data warehouse system during 2010, which we believe will enhance our business intelligence reporting capabilities. We expect to continue to invest strategically in our infrastructure in the future.

Trademarks

We own, through our wholly owned subsidiary, Aéropostale West, Inc., a Delaware corporation, federal trademark registrations in the U.S. Patent and Trademark Office for our principal marks AÉROPOSTALE®, AÉRO®, 87®, P.S. FROM AÉROPOSTALE™, and other related marks for clothing, a variety of accessories, including sunglasses, belts, socks and hats, and as a service mark for retail clothing stores, as well as state registrations for these marks. We also have certain registrations pending for trademarks and service marks for clothing, retail stores and online services. Additionally, we have applied for or have already obtained a registration for the AÉROPOSTALE®, P.S. FROM AÉROPOSTALE™, and related marks in over 70 foreign countries.  We plan to continue this focus on expanding our international registrations of our marks in the future.

We continue to maintain certain registrations of our JIMMY’Z® brand and related marks in the United States for clothing and related goods and services.

We regard our trademarks and other proprietary intellectual property as valuable assets of the Company that we continually maintain and protect.

Competition

The apparel market is highly competitive. We compete with a wide variety of retailers including other specialty stores, department stores, mail order retailers and mass merchandisers. Specifically, our Aéropostale brand competes primarily with other teen apparel retailers including, but not limited to, Abercrombie & Fitch®, American Eagle Outfitters®, Hollister®, Old Navy®, and Pacific Sunwear®. Our P.S. from Aéropostale brand competes primarily with other retailers such as Justice® and Children’s Place®. as well as department stores, mail order retailers and mass merchandisers.  Retailers in our sector compete primarily on the basis of design, price, quality, service and product assortment.

Employees

As of January 30, 2010, we employed 3,656 full-time and 10,804 part-time employees. We employed 611 of our employees at our corporate offices and in the field, and 13,849 at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

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

In fiscal 2009, our then Chief Executive Officer certified, in accordance with section 303.12(a) of the NYSE Listed Company Manual, that he was not aware of any violation by us of the NYSE’s corporate governance listing standards as of the date of such certification.

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

Our sales and operations may be adversely affected by local, regional or national economic conditions.

Our business is sensitive to consumer spending patterns and preferences. Various economic conditions affect the level of disposable income consumers have available to spend on the merchandise we offer including employment, interest rates, taxation, energy costs, the availability of consumer credit, consumer confidence in future economic conditions and general business conditions. Accordingly, consumer purchases of discretionary items and retail products, including our products, may decline during recessionary periods, and also may decline at other times when changes in consumer spending patterns affect us unfavorably. Therefore, our growth, sales and profitability may be adversely affected by economic conditions on a local, regional and/or national level. In addition, any significant decreases in shopping mall traffic could also have a material adverse effect on our results of operations.

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

Trade restrictions such as increased tariffs or quotas, or both, could affect the importation of apparel in general and increase the cost and reduce the supply of merchandise available to us. Our merchandise is sourced directly from foreign vendors whose manufacturing facilities are located primarily in Asia and Central America. In addition, many of our domestic vendors maintain production facilities overseas. Global inflationary economic conditions would likely increase the costs of manufacturing the goods we sell in our stores.   Any reduction in merchandise available to us or any increase in its cost due to inflationary economic conditions or tariffs, quotas or local political issues could have a material adverse effect on our results of operations. If manufacturing costs were to rise significantly, our business may be adversely affected.

We rely on a small number of vendors to supply a significant amount of our merchandise.

During fiscal 2009, we sourced approximately 81% of our merchandise from our top five merchandise vendors.  During fiscal 2008, we sourced approximately 76% of our merchandise from our top five merchandise vendors. Our relationships with our suppliers generally are not on a long-term contractual basis and do not provide assurances on a long-term basis as to adequate supply, quality or acceptable pricing. Most of our suppliers could discontinue selling to us at any time. If one or more of our significant suppliers were to sever their relationship with us, we may not be able to obtain replacement products in a timely manner, which would have a material adverse effect on our sales, financial condition and results of operations.

Our growth strategy relies on the continued addition of a significant number of new stores each year, which could strain our resources and cause the performance of our existing stores to suffer.

Our growth will largely depend on our ability to open and operate new stores successfully.  In fiscal 2009, we opened 24 Aéropostale stores in the U.S. including Puerto Rico, 15 Aéropostale stores in Canada and 14 P.S. from Aéropostale stores.  In fiscal 2008, we opened 72 Aéropostale stores in the U.S. including Puerto Rico and 17 Aéropostale stores in Canada.  In fiscal 2007, we opened 76 Aéropostale stores in the U.S. and 12 Aéropostale stores in Canada.  We expect to continue to open new stores in the future. We also anticipate remodeling a portion of our existing Aéropostale store base at the appropriate times. To the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in previously existing stores in those same markets.  There are however a finite number of suitable locations and malls within the United States and Canada in which to locate our Aéropostale stores.  As we reach that maximum number of locations, there can be no assurance we will continue to find additional locations which are suitable for our Aéropostale stores, and as such, the future store growth of Aéropostale in the United States and Canada will be adversely affected.

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

The large majority of the merchandise we purchase is manufactured overseas. We do not have any long-term merchandise supply contracts with our vendors and the imports of our merchandise by our vendors are subject to existing or potential duties, tariffs and quotas. We also face a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) enhanced security measures at United States ports, which could delay delivery of goods; (iii) imposition of new legislation relating to import quotas that may limit the quantity of goods which may be imported into the United States from countries in a region within which we do business; (iv) imposition of additional or greater duties, taxes, and other charges on imports; (v) delayed receipt or non-delivery of goods due to the failure of our vendors to comply with applicable import regulations; and (vi) delayed receipt or non-delivery of goods due to unexpected or significant port congestion or labor disruption at United States ports. Any inability on our part to rely on our vendors and our foreign sources of production due to any of the factors listed above could have a material adverse effect on our business, financial condition and results of operations.

The unexpected loss of the services of key personnel could have a material adverse effect on our business.

Our key executive officers have substantial experience and expertise in the retail industry and have made significant contributions to the growth and success of our brands. The unexpected loss of the services of one or more of these individuals could adversely affect us. Specifically, if we were to unexpectedly lose the services of Mindy C. Meads, our Co-Chief Executive Officer; Thomas P. Johnson, our Co-Chief Executive Officer, or Michael J. Cunningham, our President and Chief Financial Officer, our business could be adversely affected.  In addition, departures of any other senior executives or key performers in the Company could also adversely affect our operations.

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

These third parties employ personnel represented by labor unions. Although there have been no work stoppages or disruptions since the inception of our relationships with these third party providers, there can be no assurance that work stoppages or disruptions will not occur in the future. We also use separate third party transportation companies to deliver our merchandise from our distribution centers to our stores. Any failure by any of these third parties to respond adequately to our warehousing, distribution and transportation needs could have a material adverse effect on our business, financial condition and results of operations.

We rely on a third party to manage the warehousing and order fulfillment for our E-Commerce business; any disruption of these activities could have a material adverse effect on this business.

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

We believe that our key trademarks AÉROPOSTALE®, AERO® 87® and P.S. FROM AÉROPOSTALE™  and variations thereof, are integral to our logo-driven design strategy. We have obtained federal registrations of or have pending applications for these trademarks in the United States and have applied for or obtained registrations in most foreign countries in which our vendors are located, as well as elsewhere. We use these trademarks in many constantly changing designs and logos even though we have not applied to register every variation or combination thereof for adult clothing and related accessories. There can be no assurance that the registrations we own and have obtained will prevent the imitation of our products or infringement of our intellectual property rights by others. If any third party imitates our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected.

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

The continued threat of terrorism and the associated heightened security measures and military actions in response to acts of terrorism has disrupted commerce and has intensified uncertainties in the U.S. economy. Any further acts of terrorism or a future war may disrupt commerce and undermine consumer confidence, which could negatively impact our sales revenue by causing consumer spending and/or mall traffic to decline. Furthermore, an act of terrorism or war, or the threat thereof, or any other unforeseen interruption of commerce, could negatively impact our business by interfering with our ability to obtain merchandise from foreign vendors. Inability to obtain merchandise from our foreign vendors or substitute other vendors, at similar costs and in a timely manner, would adversely affect our operating results and financial condition.

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

We lease 89,000 square feet of office space at 112 West 34th Street in New York, New York. The facility is used as our corporate headquarters and for our design, sourcing and production teams. This lease expires in 2015 and 2016.

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

Item 3.  Legal Proceedings

In January 2008, we became aware that the Securities and Exchange Commission (the “SEC”) had issued a formal order of investigation with respect to matters arising from those events disclosed in our Form 8-K, dated November 8, 2006, which resulted from the activities of Christopher L. Finazzo, our former Executive Vice President and Chief Merchandising Officer. The SEC’s investigation is a non-public, fact-finding inquiry to determine whether any violations of law have occurred. We are cooperating fully with the SEC in its investigation.

We are also party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results of operations or cash flows.

Item 4.  Reserved

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ARO”. The following table sets forth the range of high and low sales prices of our common stock as reported on the New York Stock Exchange since February 3, 2008.

	Market Price
	High	Low
Fiscal 2009
4th quarter	$25.50	$19.30
3rd quarter	29.47	23.43
2nd quarter	25.48	20.67
1st quarter	22.65	13.78
Fiscal 2008
4th quarter	$16.12	$8.50
3rd quarter	24.53	13.84
2nd quarter	23.85	20.17
1st quarter	22.05	16.11

As of March 19, 2010, there were 58 stockholders of record. However, when including others holding shares in broker accounts under street name, we estimate the shareholder base at approximately 57,500.

All stock prices in the above table were adjusted for the three-for-two stock split on all shares of our common stock that was distributed on March 5, 2010.

PERFORMANCE GRAPH

The following graph shows the changes, for the period commencing January 31, 2005 and ended January 29, 2010 (the last trading day during fiscal 2009), in the value of $100 invested in shares of our common stock, the Standard & Poor’s MidCap 400 Composite Stock Price Index (the “S&P MidCap 400 Index”) and the Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail Index”). The plotted points represent the closing price on the last trading day of the fiscal year indicated.

	1/05	1/06	1/07	1/08	1/09	1/10

Aéropostale, Inc.	$100	$109	$129	$152	$114	$178
S&P Midcap 400	$100	$122	$132	$129	$81	$117
S&P Apparel Retail	$100	$95	$109	$104	$53	$105

We have not paid a dividend on our common stock during our last three fiscal years, and we do not have any current intention to pay a dividend on our common stock.

We repurchase our common stock from time to time under a stock repurchase program.  On December 7, 2009, our Board of Directors approved a $250.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $850.0 million.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. Our purchases of treasury stock for the fourth quarter of fiscal 2009 and remaining availability pursuant to our share repurchase program were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a) (b)
				(In thousands)
November 1 to November 28, 2009	—	—	—	$64,039
November 29, 2009 to January 2, 2010	4,500,000	20.87	4,500,000	$220,039
January 3 to January 30, 2010	750,000	22.94	750,000	$202,823
Total	5,250,000	21.17	5,250,000
__________

(a)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

(b)	Includes additional $250.0 million of repurchase availability that was approved on December 7, 2009.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our consolidated financial statements and other financial information appearing elsewhere in this document:

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008 (1)	February 3, 2007 (2) (3)	January 28, 2006
	(In thousands, except per share and store data)
Statements of Income Data:
Net sales	$2,230,105	$1,885,531	$1,590,883	$1,413,208	$1,204,347
Gross profit, as a percent of sales	38.0%	34.7%	34.8%	32.2%	30.1%
SG&A, as a percent of sales	20.8%	21.5%	21.7%	20.5%	18.9%
Income from operations, as a percent of sales	17.2%	13.2%	12.8%	11.9%	11.2%
Net income, as a percent of sales	10.3%	7.9%	8.2%	7.5%	7.0%
Net income	$229,457	$149,422	$129,197	$106,647	$83,954
Diluted earnings per common share (4)	$2.27	$1.47	$1.15	$0.88	$0.67
Selected Operating Data:
Number of stores open at end of period	952	914	828	742	671
Comparable store sales increase	10%	8%	3%	2%	4%
Comparable average unit retail change	3%	2%	(3)%	3%	(8)%
Average net sales per store (in thousands)	$2,243	$2,042	$1,932	$1,924	$1,890
Average square footage per store	3,601	3,594	3,546	3,540	3,537
Net store sales per average square foot	$624	$572	$545	$543	$534

	As of
	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007	January 28, 2006
	(In thousands)
Balance Sheet Data:
Working capital	$288,177	$218,444	$87,300	$233,995	$212,986
Total assets	792,309	657,919	514,169	581,164	503,951
Long-term liabilities	115,980	127,422	119,506	104,250	92,808
Total debt	—	—	—	—	—
Retained earnings	922,790	693,333	543,911	414,916	308,269
Total stockholder’s equity	434,489	355,060	197,276	312,116	284,790
__________
(1)
Includes initial gift card breakage income of $7.7 million ($4.8 million, after tax, or $0.05 per diluted share) and other operating income of $4.1 million ($2.6 million, after tax, or $0.03 per diluted share) as a result of an agreement with our former Executive Vice President and Chief Merchandising Officer, partially offset by an asset impairment charge of $9.0 million ($5.7 million, after tax, or $0.05 per diluted share).

(2)
Includes $7.4 million ($4.5 million, after tax, or $0.03 per diluted share), net of professional fees, representing concessions, primarily from South Bay Apparel Inc., to us for prior purchases of merchandise and other operating income of $2.1 million ($1.3 million, after tax, or $0.01 per diluted share) from the resolution of a dispute with a vendor regarding the enforcement of our intellectual property rights.

(3)	53 week fiscal year.

(4)
All share and per share amounts presented in this report were retroactively adjusted for the common stock split announced on February 3, 2010 (see Note 2 to the Notes to Consolidated Financial Statements for a further discussion).

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

Aéropostale, Inc. is a mall-based specialty retailer of casual apparel and accessories. Our target customers are both young women and young men from age 14 to 17, and we provide our customers with a selection of high-quality, active-oriented, fashion basic merchandise at compelling values in a high-energy store environment. We maintain control over our proprietary brand by designing and sourcing all of our own merchandise. Our products can be purchased in our stores, which sell Aéropostale merchandise exclusively, and on-line through our e-commerce website, www.aeropostale.com.  As of January 30, 2010, we operated 938 Aéropostale stores consisting of 894 stores in 49 states and Puerto Rico and 44 stores in Canada.  In addition, our new concept, P.S. from Aéropostale, offers casual clothing and accessories focusing on elementary school children between the ages of 7 and 12.  As of January 30, 2010, we operated 14 P.S. from Aéropostale stores in five states.  In addition, pursuant to a Licensing Agreement, our international licensee operated five Aéropostale stores in the United Arab Emirates as of January 30, 2010.

We previously announced planned executive changes as described in our Form 8-K filed on September 25, 2009.  On February 1, 2010, Julian R. Geiger, our Chairman and former Chief Executive Officer, provided us with formal notice of election in accordance with the terms of his employment agreement, thereby ending his service as Chief Executive Officer effective February 12, 2010.   Mr. Geiger has served as our Chairman and CEO since 1996.  Mr. Geiger continues to serve as Chairman of our Board of Directors and as a part-time advisor to the Company.  Effective February 12, 2010, Ms. Meads and Mr. Johnson were each promoted to the position of Co-Chief Executive Officer.  In addition, also effective February 12, 2010, Mr. Cunningham was promoted to the position of President and Chief Financial Officer (see Note 3 to the Notes to Consolidated Financial Statements for a further discussion).

Our fiscal year ends on the Saturday nearest to January 31. Fiscal 2009 was the 52-week period ended January 30, 2010, fiscal 2008 was the 52-week period ended January 31, 2009 and fiscal 2007 was the 52-week period ended February 2, 2008.  Fiscal 2010 will be the 52-week period ending January 29, 2011.

The discussion in the following section is on a consolidated basis, unless indicated otherwise.  All share and per share amounts presented in this report were retroactively adjusted for the common stock split announced on February 3, 2010 (see Note 2 to the Notes to Consolidated Financial Statements for a further discussion).

Overview

We achieved net sales of $2.230 billion during fiscal 2009, an increase of $344.6 million or 18% from fiscal 2008.  Gross profit, as a percentage of net sales, increased by 3.3 percentage points for fiscal 2009.  Selling, general and administrative expense, or SG&A, as a percentage of net sales, decreased by 0.7 percentage points in fiscal 2009.  The effective tax rate was 40.1% for fiscal 2009, compared with 39.9% for fiscal 2008. Net income for fiscal 2009 was $229.5 million, or $2.27 per diluted share, compared with net income of $149.4 million, or $1.47 per diluted share, for fiscal 2008.

As of January 30, 2010, we had working capital of $288.2 million, cash and cash equivalents of $347.0 million, no short-term investments and no debt outstanding. We repurchased 7.6 million shares of common stock for $174.3 million during fiscal 2009 compared to 0.3 million shares of common stock for $6.7 million during fiscal 2008.  Merchandise inventories decreased by 2% on a per store square foot basis as of January 30, 2010 compared to last year.  Cash flows from operating activities were $334.4 million for fiscal 2009. We operated 952 total stores as of January 30, 2010, an increase of 4% from the same period last year.

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Net sales (in millions)	$2,230.1	$1,885.5	$1,590.9
Total store count at end of period	952	914	828
Comparable store count at end of period	878	811	734
Net sales growth	18%	19%	13%
Comparable store sales growth	10%	8%	3%
Comparable average unit retail change	3%	2%	(3)%
Comparable units per sales transaction change	4%	3%	2%
Comparable sales transaction growth	4%	4%	3%
Net store sales per average square foot	$624	$572	$545
Average net sales per store (in thousands)	$2,243	$2,042	$1,932
Gross profit (in millions)	$847.1	$654.2	$553.2
Income from operations (in millions)	$382.7	$248.3	$202.5
Diluted earnings per share	$2.27	$1.47	$1.15
Average store square footage growth over comparable period	7%	12%	10%
Change in total inventory at end of period	5%	(7)%	35%
Change in inventory per store square foot at end of period	(2)%	(17)%	20%
Percentages of net sales by category
Women’s	70%	71%	72%
Men’s	30%	29%	28%

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales. We also use this information to evaluate the performance of our business:

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Net sales	100.0%	100.0%	100.0%
Gross profit	38.0	34.7	34.8
SG&A	20.8	21.5	21.7
Jimmy’Z asset impairment charges	—	—	0.6
Other operating income	—	—	0.3
Income from operations	17.2	13.2	12.8
Interest income, net	—	—	0.4
Income before income taxes	17.2	13.2	13.2
Income taxes	6.9	5.3	5.0
Net income	10.3%	7.9%	8.2%

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

Net sales increased by $344.6 million, or by 18% in fiscal 2009, as compared to fiscal 2008.  The increase in net sales was driven by an increase in comparable store sales of 10% or $172.3 million, average store square footage growth of 7% (primarily from new stores) and from a 48% increase in our e-commerce business.  Comparable store sales increased in both our young women’s and young men’s categories.  The overall comparable store sales increase reflected increases of 3% in average unit retail, 4% in the number of sales transactions and 4% in units per sales transaction.  Non-comparable store sales increased by $172.3 million due primarily to 38 more stores open at the end of fiscal 2009 compared to the end of fiscal 2008.  Total non-comparable sales includes net sales from our e-commerce business which increased by $41.9 million during fiscal 2009 when compared to the prior year.

Net sales increased by $294.6 million, or by 19% in fiscal 2008, as compared to fiscal 2007.  This increase was due to total average store square footage growth of 12%, as well as an increase in comparable store sales.  Comparable store sales increased by $117.0 million, or by 8%, reflecting comparable store sales increases in our young men’s and women’s categories.  The comparable store sales increase reflected a 3% increase in units per sales transaction and a 4% increase in the number of sales transactions.  Non-comparable store sales increased by $177.6 million, or by 11%, due primarily to 86 more stores open at the end of fiscal 2008 versus fiscal 2007.  Total non-comparable sales includes net sales from our e-commerce business which increased by 85% to $79.1 million in fiscal 2008.  Net sales for the fourth quarter of fiscal 2007 also included $7.7 million of sales related to our initial recognition of gift card breakage, of which $5.9 million related to gift cards issued in periods prior to fiscal 2007 (see Note 1 to the Notes to Consolidated Financial Statements for a further discussion).

Cost of Sales and Gross Profit

Cost of sales includes costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing, freight from the distribution center to the stores, shipping and handling costs, payroll for our design, buying and merchandising departments, and occupancy costs. Occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs, maintenance, depreciation and amortization and impairment charges.

Gross profit, as a percentage of net sales, increased by 3.3 percentage points in fiscal 2009 compared to fiscal 2008.  The increase was due to higher merchandise margin of 2.5 percentage points, and leveraging of occupancy costs of 0.5 percentage points and distribution and transportation costs of 0.2 percentage points.  The improvement in merchandise margin was due primarily to improved merchandise sell-through and less markdowns.

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

SG&A decreased by 0.7 percentage points, as a percentage of net sales, and increased by $58.6 million during fiscal 2009.  The SG&A decrease during fiscal 2009, as a percentage of net sales, was due primarily to a 0.8 percentage point decrease in store-line expenses resulting primarily from payroll, and was partially offset by a 0.1 percentage point increase in e-commerce expenses, resulting from sales growth.  The increase in SG&A was largely due to an increase in store-line expenses of $22.3 million, higher transaction costs of $11.9 million resulting primarily from new store growth and increased sales and $1.5 million of higher marketing costs. Additionally, the increase was due to a $23.0 million increase in corporate expenses, which included higher benefits of $5.5 million, incentive compensation of $4.9 million, stock-based compensation of $2.4 million, data processing of $1.8 million and charitable product donations of $1.7 million.

SG&A decreased by 0.2 percentage points, as a percentage of net sales, and increased by $60.1 million during fiscal 2008.  The SG&A decrease during fiscal 2008, as a percentage of net sales, was due primarily to a 0.6 percentage point decrease in store-line expenses, resulting primarily from payroll; and was partially offset by a 0.3 percentage point increase in corporate incentive and stock-based compensation; and a 0.1 percentage point increase in e-commerce expenses, resulting from sales growth. The increase in SG&A was largely due to a $23.9 million increase in store-line expenses and a $22.0 million increase in corporate expenses, which included higher stock-based compensation of $7.3 million, incentive compensation of $7.2 million and benefits of $4.9 million.  Additionally, the increase was due to higher store transaction costs of $9.7 million resulting primarily from new store growth and increased sales and $4.5 million of higher marketing costs.

Jimmy’Z Asset Impairment Charges

During the fourth quarter of fiscal 2007, we recorded asset impairment charges of $9.0 million.  Subsequently, all 14 Jimmy’Z stores were closed during fiscal 2008 and fiscal 2009  (see Note 4 to the Notes to Consolidated Financial Statements for a further discussion).

Other Operating Income

We recognized $4.1 million in net other operating income during the fourth quarter of fiscal 2007 as a result of a settlement agreement with our former Executive Vice President and Chief Merchandising Officer (see Note 14 to the Notes to Consolidated Financial Statements for a further discussion).

Interest Income

Interest income, net of interest expense, decreased by $0.4 million from fiscal 2008 to fiscal 2009.

Interest income, net of interest expense, decreased by $6.0 million from fiscal 2007 to fiscal 2008.  The decrease was due to lower interest rates and the cumulative impact of cash used for share repurchases in the fourth quarter of fiscal 2007 of $266.7 million.

Income Taxes

Our effective tax rate was 40.1% for fiscal 2009, compared to 39.9% for fiscal 2008 and 38.2% for fiscal 2007.  The increase in the effective tax rate is due primarily to higher state taxes and nondeductible officers’ compensation.

Net Income and Earnings Per Share

Net income was $229.5 million, or $2.27 per diluted share, for fiscal 2009, compared with net income of $149.4 million, or $1.47 per diluted share, for fiscal 2008 and net income of $129.2 million, or $1.15 per diluted share, for fiscal 2007.  Earnings per share increased by 54% in fiscal 2009 due to both the increase in net income and fewer weighted average shares outstanding, resulting from the Company’s repurchase of its common stock.

Net income for fiscal 2007 was favorably impacted by $7.7 million ($4.8 million after-tax, or $0.05 per diluted share), resulting from our initial recognition of gift card breakage (see Note 1 to the Notes to Consolidated Financial Statements for a further discussion). Net income for fiscal 2007 was also favorably impacted by $4.1 million ($2.6 million after-tax, or $0.03 per diluted share), from the above mentioned other operating income. The asset impairment charges unfavorably impacted net income for fiscal 2007 by $9.0 million ($5.7 million after-tax, or $0.05 per diluted share) (see Note 4 to the Notes to Consolidated Financial Statements for a further discussion).

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement and enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents and our credit facility, if necessary.  At January 30, 2010, we had working capital of $288.2 million, cash and cash equivalents of $347.0 million and no debt outstanding under our $150.0 million credit facility.

The following table sets forth our cash flows for the period indicated (in thousands):

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Net cash provided by operating activities	$334,440	$202,135	$171,081
Net cash used for investing activities	(53,883)	(83,035)	(6,083)
Net cash used for financing activities	(162,604)	(1,445)	(253,153)
Effect of exchange rate changes	493	(1,052)	18
Net increase (decrease) in cash and cash equivalents	$118,446	$116,603	$(88,137)

Operating Activities

Cash flows from operating activities, our principal form of liquidity on a full-year basis, increased by $132.3 million in fiscal 2009. The primary components of the increase in cash flows from operations for fiscal 2009 over the prior fiscal year included an increase in net income of $80.0 million.  Changes in operating assets and liabilities contributed $55.1 million of the increase in cash generated from operations, primarily related to changes in the timing of the payment of liabilities.

Cash flows from operating activities increased by $31.1 million in fiscal 2008 as compared to the prior fiscal year.  The primary components of the increase in cash flows from operations for fiscal 2008 included an increase in net income of $20.2 million.  Other non cash items included in net income increased $25.2 million over the prior year, and were partially offset by changes in operating assets and liabilities.

Investing Activities

We invested $53.9 million in capital expenditures in fiscal 2009, primarily for the construction of 39 new Aéropostale stores, 14 P.S. from Aéropostale stores, to remodel 15 existing stores and for certain other information technology investments.  Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and other strategic investments. In fiscal 2010, we plan to invest approximately $80.0 million in capital expenditures to open approximately 25 Aéropostale stores, approximately 25 to 30 P.S. from Aéropostale stores and approximately 40 store remodels, in addition to certain information technology investments.

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

On December 7, 2009, our Board of Directors approved a $250.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $850.0 million.

We repurchased 7.6 million shares for $174.3 million during fiscal 2009, as compared to repurchases of 0.3 million shares for $6.7 million during fiscal 2008 and 17.5 million shares for $266.7 million during fiscal 2007.  Program to date, we have returned $647.2 million to shareholders in the form of 42.7 million shares repurchased, at an average price of $15 per share.  We have approximately $202.8 million of repurchase authorization remaining as of January 30, 2010 under the $850.0 million share repurchase program.

We have an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”).  The Credit Facility provides for a $150.0 million revolving credit line. The Credit Facility is available for working capital and general corporate purposes.  The Credit Facility is scheduled to mature on November 13, 2012, and no amounts were outstanding during fiscal 2009 or as of January 30, 2010.

Contractual Obligations

The following table summarizes our contractual obligations as of January 30, 2010:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Contractual Obligations:
Real estate operating leases	$726,848	$106,736	$206,878	$177,390	$235,844
Employment agreements	7,004	3,627	3,377	—	—
Equipment operating leases	6,569	2,939	3,479	151	—
Total contractual obligations	$740,421	$113,302	$213,734	$177,541	$235,844

The real estate operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately 23% of minimum lease obligations in fiscal 2009.  In addition, the above table does not include variable costs paid to landlords such as maintenance, insurance and taxes, which represented approximately 60% of minimum lease obligations in fiscal 2009.

Our open purchase orders are cancelable without penalty and are therefore not included in the above table.

As discussed in Note 11 to the Notes to Consolidated Financial Statements, we have a Supplemental Executive Retirement Plan (“SERP”) liability of $25.3 million at January 30, 2010; a Postretirement Benefit Plan liability of $0.9 million at January 30, 2010; and a Long-Term Incentive Deferred Compensation Plan liability of $0.9 million at January 30, 2010.  Such liability amounts are not reflected in the table above.  As a result of Mr. Geiger’s election and another employee retirement, we expect to make payments in the next 12 months of approximately $17.1 million from our SERP which amount is included in the total SERP liability of $25.3 million  (see Notes 3 and 11 to the Notes to Consolidated Financial Statements).

There were no financial guarantees and no commercial commitments outstanding as of January 30, 2010.

Our total liabilities for unrecognized tax benefits were $4.9 million at January 30, 2010, of which $1.0 million is classified in accrued expenses.  We cannot make a reasonable estimate of the amount and period of related future payments for these non-current liabilities of $3.9 million.  Therefore these liabilities were not included in the above table.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, we are not a party to any material off-balance sheet financing arrangements. We have not created, and are not a party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of January 30, 2010, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

Merchandise Inventory

Merchandise inventory consists of finished goods and is valued utilizing the cost method at lower of cost or market on a weighted-average basis. We use estimates during interim periods to record a provision for inventory shortage. We also make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We believe that the carrying value of merchandise inventory is appropriate as of January 30, 2010. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. A 10% difference in our estimate of inventory at the lower of cost or market as of January 30, 2010 would have impacted net income by $1.0 million for the fiscal year ended January 30, 2010.

Income Taxes

Income taxes are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”). Under ASC 740, income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. We consider accounting for income taxes critical to our operations because management is required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets.

ASC 740 clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements and requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. This interpretation also provides guidance on de-recognition, classification, accounting in interim periods, and expanded disclosure requirements (see Note 13 to the Notes to Consolidated Financial Statements).

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

In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset and eventual disposition.  Management makes assumptions and applies judgment to estimate future cash flows.  These assumptions include factors such as both historical and forecasted results and trends. If the sum of the expected future cash flows is less than the carrying amount of the asset, we would write the asset down to fair value and we would record an impairment charge.  Accordingly, we recorded asset impairment charges of $9.0 million related to our Jimmy’Z store concept during fiscal 2007.  Additionally, we have recorded Aéropostale store impairment charges of $3.0 million for six stores in fiscal 2009 compared to $3.7 million for 11 stores in fiscal 2008 and $1.7 million for five stores in fiscal 2007, which were included in depreciation and amortization expense, which is a component of cost of sales (see Note 4 to the Notes to Consolidated Financial Statements for a further discussion).  We believe that the carrying values of finite-lived assets, and their useful lives, are appropriate as of January 30, 2010. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements.

Defined Benefit Pension Plans

We maintain a Supplemental Executive Retirement Plan, or SERP, which is a non-qualified defined benefit plan for certain officers. The plan is non-contributory, is not funded and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers, and this cost is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. We believe that these assumptions have been appropriate and that, based on these assumptions, the SERP current liability of $17.1 million and SERP non-current liability of $8.2 million are appropriately stated as of January 30, 2010. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. If we had changed the expected discount rate by 0.5% in fiscal 2009, pension expense would have changed by less than $50,000.

Recent Accounting Developments

See the section “Recent Accounting Developments” included in Note 1 in the Notes to Consolidated Financial Statements for a discussion of recent accounting developments and their impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As of January 30, 2010, we had no outstanding borrowings under our Credit Facility.  In addition, we had no stand-by or commercial letters of credit issued under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk related to interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary’s financial statements into our US dollar reporting currency are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss.  The balance of the unrealized gain included in accumulated other comprehensive loss was approximately $49,000 as of January 30, 2010.  A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $3.2 million, which would be recorded in accumulated other comprehensive loss as an unrealized gain or loss.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aéropostale, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Aéropostale, Inc. and subsidiaries (the "Company") as of January 30, 2010 and January 31, 2009, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended January 30, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte and Touche LLP

New York, New York

March 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aéropostale, Inc.
New York, New York

We have audited the internal control over financial reporting of Aéropostale, Inc. and subsidiaries (the "Company") as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 30, 2010, of the Company and our report dated March 29, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte and Touche LLP

New York, New York

March 29, 2010

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 30, 2010	January 31, 2009
	(In thousands, except per share data)
ASSETS

Current assets:

Cash and cash equivalents	$346,976	$228,530

Merchandise inventory	132,915	126,360

Prepaid expenses	21,049	17,384

Deferred income taxes	21,683	10,745

Other current assets	7,394	10,862

Total current assets	530,017	393,881

Fixtures, equipment and improvements — net	251,558	248,999

Deferred income taxes	6,383	12,509

Other assets	4,351	2,530

Total assets	$792,309	$657,919

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$90,850	$77,247

Accrued expenses	150,990	98,190

Total current liabilities	241,840	175,437

Tenant allowances	68,174	74,712

Deferred rent	27,559	26,019

Non-current retirement benefit plan liabilities	10,060	22,470

Other non-current liabilities	6,286	1,662

Uncertain tax contingency liabilities	3,901	2,559

Commitments and contingent liabilities

Stockholders’ equity Common stock — par value, $0.01 per share; 200,000 shares authorized, 137,090 and 135,708 shares issued	1,371	1,358

Preferred stock — par value, $0.01 per share; 5,000 shares authorized, no shares issued or outstanding	—	—

Additional paid-in capital	171,815	145,498

Accumulated other comprehensive loss	(6,993)	(8,998)

Retained earnings	922,790	693,333

Treasury stock at cost — 43,095 and 35,313 shares	(654,494)	(476,131)

Total stockholders’ equity	434,489	355,060

Total liabilities and stockholders’ equity	$792,309	$657,919

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
	(In thousands, except per share data)
Net sales	$2,230,105	$1,885,531	$1,590,883

Cost of sales (includes certain buying, occupancy and warehousing expenses)	1,382,958	1,231,349	1,037,680

Gross profit	847,147	654,182	553,203

Selling, general and administrative expenses	464,462	405,883	345,805

Jimmy’Z asset impairment charges	—	—	9,023

Other operating income	—	—	4,078

Income from operations	382,685	248,299	202,453

Interest income	121	510	6,550

Income before income taxes	382,806	248,809	209,003

Income taxes	153,349	99,387	79,806

Net income	$229,457	$149,422	$129,197

Basic earnings per common share	$2.30	$1.49	$1.16

Diluted earnings per common share	$2.27	$1.47	$1.15

Weighted average basic shares	99,629	100,248	111,473

Weighted average diluted shares	101,025	101,364	112,269

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
	(In thousands)
Net income	$229,457	$149,422	$129,197

Pension liability (net of tax of $598, $321, and $229)	(712)	(474)	(582)

Foreign currency translation adjustment	2,717	(3,874)	1,206

Comprehensive income	$231,462	$145,074	$129,821

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Treasury		Accumulated
			Additional	Stock,		Other
	Common Stock		Paid-in	at Cost		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
	(In thousands)
BALANCE, FEBRUARY 4, 2007	133,497	$1,335	$100,687	(17,297)	$(199,548)	$(5,274)	$414,916	$312,116

Net income	—	—	—	—	—	—	129,197	129,197

Stock options exercised	1,208	12	8,016	—	—	—	—	8,028

Pension liability (net of tax of $229)	—	—	—	—	—	(582)	—	(582)

Excess tax benefit from stock-based compensation	—	—	5,519	—	—	—	—	5,519

Adoption of ASC 740-10	—	—	—	—	—	—	(202)	(202)

Repurchase of common stock	—	—	—	(17,498)	(266,692)	—	—	(266,692)

Stock-based compensation	—	—	9,381	—	—	—	—	9,381

Foreign currency translation adjustment	—	—	—	—	—	1,206	—	1,206

Vesting of stock	157	2	(1)	(41)	(696)	—	—	(695)

BALANCE, FEBRUARY 2, 2008	134,862	1,349	123,602	(34,836)	(466,936)	(4,650)	543,911	197,276

Net income	—	—	—	—	—	—	149,422	149,422

Stock options exercised	378	4	3,750	—	—	—	—	3,754

Pension liability (net of tax of $321)	—	—	—	—	—	(474)	—	(474)

Excess tax benefit from stock-based compensation	—	—	1,482	—	—	—	—	1,482

Repurchase of common stock	—	—	—	(312)	(6,681)	—	—	(6,681)

Stock-based compensation	—	—	16,666	—	—	—	—	16,666

Foreign currency translation adjustment	—	—	—	—	—	(3,874)	—	(3,874)

Vesting of stock	468	5	(2)	(165)	(2,514)	—	—	(2,511)

BALANCE, JANUARY 31, 2009	135,708	1,358	145,498	(35,313)	(476,131)	(8,998)	693,333	355,060

Net income	—	—	—	—	—	—	229,457	229,457

Stock options exercised	845	8	10,461	—	—	—	—	10,469

Pension liability (net of tax of $598)	—	—	—	—	—	(712)	—	(712)

Excess tax benefit from stock-based compensation	—	—	1,184	—	—	—	—	1,184

Repurchase of common stock	—	—	—	(7,583)	(174,257)	—	—	(174,257)

Stock-based compensation	—	—	14,673	—	—	—	—	14,673

Foreign currency translation adjustment	—	—	—	—	—	2,717	—	2,717

Vesting of stock	537	5	(1)	(199)	(4,106)	—	—	(4,102)

BALANCE, JANUARY 30, 2010	137,090	$1,371	$171,815	(43,095)	$(654,494)	$(6,993)	$922,790	$434,489

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
	(In thousands)
Cash Flows Provided by Operating Activities
Net income	$229,457	$149,422	$129,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,851	45,773	36,756
Stock-based compensation	14,673	16,666	9,381
Amortization of tenant allowances	(12,348)	(11,745)	(10,315)
Amortization of deferred rent expense	1,366	2,357	2,427
Pension expense	3,361	2,757	2,202
Deferred income taxes	(4,170)	3,022	(12,990)
Jimmy’Z asset impairment charges	—	—	9,023
Excess tax benefits from stock-based compensation	(1,184)	(1,482)	(5,519)
Other	—	—	1,217
Changes in operating assets and liabilities:
Merchandise inventory	(5,599)	9,063	(35,002)
Prepaid expenses and other assets	(1,308)	(5,202)	(4,447)
Accounts payable	13,210	(21,717)	35,451
Accrued expenses and other liabilities	44,131	13,221	13,700
Net cash provided by operating activities	334,440	202,135	171,081

Cash Flows Used for Investing Activities
Capital expenditures	(53,883)	(83,035)	(82,306)
Purchase of short-term investments	—	—	(313,572)
Proceeds from sale of short-term investments	—	—	389,795
Net cash used for investing activities	(53,883)	(83,035)	(6,083)

Cash Flows Used for Financing Activities
Purchase of treasury stock	(174,257)	(6,681)	(266,692)
Proceeds from stock options exercised	10,469	3,754	8,020
Excess tax benefits from stock-based compensation	1,184	1,482	5,519
Borrowings under revolving credit facility	—	—	31,300
Repayments under revolving credit facility	—	—	(31,300)
Net cash used for financing activities	(162,604)	(1,445)	(253,153)

Effect of exchange rate changes	493	(1,052)	18

Net Increase (Decrease) in Cash and Cash Equivalents	118,446	116,603	(88,137)

Cash and Cash Equivalents, Beginning of Year	228,530	111,927	200,064

Cash and Cash Equivalents, End of Year	$346,976	$228,530	$111,927

Supplemental Disclosures of Cash Flow Information:
Interest paid	$—	$—	$110
Income taxes paid	$139,019	$112,469	$102,051
Accruals related to purchases of property and equipment	$696	$785	$313

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Organization

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated or unless the context otherwise requires. We are a mall-based specialty retailer of casual apparel and accessories for young women and men.  As of January 30, 2010, we operated 938 Aéropostale stores consisting of 894 stores in 49 states and Puerto Rico and 44 stores in Canada.  In addition, our new concept, P.S. from Aéropostale, offers casual clothing and accessories focusing on elementary school children between the ages of 7 and 12.  As of January 30, 2010, we operated 14 P.S. from Aéropostale stores in five states.  In addition, pursuant to a Licensing Agreement, our international licensee operated five Aéropostale stores in the United Arab Emirates as of January 30, 2010.

Basis of Consolidation and Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.”). The consolidated financial statements include the accounts of Aéropostale, Inc. and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31.  Fiscal 2009 was the 52-week period ended January 30, 2010, fiscal 2008 was the 52-week period ended January 31, 2009 and fiscal 2007 was the 52-week period ended February 2, 2008.  Fiscal 2010 will be the 52-week period ending January 29, 2011.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company invests its excess cash in demand deposits and money market funds that are classified as cash equivalents. The Company has established guidelines that relate to credit quality, diversification and maturity and that limit exposure to any one issuer of securities.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of our Canadian subsidiary have been translated into United States dollars by translating balance sheet accounts at the year-end exchange rate and statement of income accounts at the average exchange rates for the year. Foreign currency translation gains and losses are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss and are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.  The balance of the unrealized foreign currency translation adjustment included in accumulated other comprehensive loss was income of approximately $49,000 as of January 30, 2010 compared to a loss of $2.7 million as of January 31, 2009.  Foreign currency transaction gains and losses are charged or credited to earnings as incurred.

Cash Equivalents

We include credit card receivables and all short-term investments that qualify as cash equivalents with an original maturity of three months or less in cash and cash equivalents.

Fair Value Measurements

We follow the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement Disclosures” (“ASC 820”) as it relates to financial and nonfinancial assets and liabilities. We currently have no financial assets or liabilities that are measured at fair value.  Our non-financial assets, which include property and equipment, are not required to be measured at fair value on a recurring basis.  However, if certain triggering events occur, or if an annual impairment test is required and we are required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the fair value.  ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The fair value of cash and cash equivalents, receivables, and accounts payable approximates their carrying value due to their short-term maturities.

Merchandise Inventory

Merchandise inventory consists of finished goods and is valued utilizing the cost method at the lower of cost or market determined on a weighted-average basis. Merchandise inventory includes warehousing, freight, merchandise and design costs as an inventory product cost. We make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We recorded adjustments to inventory and cost of sales for lower of cost or market of $9.3 million as of January 30, 2010 and $9.5 million as of January 31, 2009.

Vendor Rebates

We receive vendor rebates from certain merchandise suppliers. The vendor rebates are earned as we receive merchandise from the suppliers and are computed at an agreed upon percentage of the purchase amount. Vendor rebates are recorded as a reduction of merchandise inventory, and are then recognized as a reduction of cost of sales when the related inventory is sold. Vendor rebates recorded as a reduction of merchandise inventory were $1.5 million as of January 30, 2010 and $0.9 million as of January 31, 2009. Vendor rebates recorded as a reduction of cost of sales were $8.8 million for fiscal 2009, $8.3 million for fiscal 2008, and $7.4 million for fiscal 2007.

Fixtures, Equipment and Improvements

Fixtures, equipment and improvements are stated at cost. Depreciation and amortization are provided for by the straight-line method over the following estimated useful lives:

Fixtures and equipment	10 years
Leasehold improvements	Lesser of 10 years or lease term
Computer equipment	5 years
Software	3 years

Evaluation for Long-Lived Asset Impairment

We periodically evaluate the need to recognize impairment losses relating to long-lived assets in accordance with FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”).  Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, we estimate the future undiscounted cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, we write the asset down to fair value and we record impairment charges, accordingly.  The estimation of fair value is measured by discounting expected future cash flows.   The recoverability assessment related to store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses.  The Company bases these estimates upon its past and expected future performance.  The Company believes its estimates are appropriate in light of current market conditions.  However, future impairment charges could be required for certain store locations if the Company does not achieve its current revenue or cash flow projections (see note 4 for a further discussion).

Pre-Opening Expenses

New store pre-opening costs are expensed as they are incurred.

Leases

Our store operating leases typically provide for fixed non-contingent rent escalations. Rent payments under our store leases typically commence when the store opens.  These leases include a pre-opening period that allows us to take possession of the property to construct the store. We recognize rent expense on a straight-line basis over the non-cancelable term of each individual underlying lease, commencing when we take possession of the property (see note 14 for a further discussion).

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

Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores, and at the time our e-commerce customers take possession of merchandise. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized.  Also included in sales revenue is shipping revenue from our e-commerce customers.  Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum royalty levels.

Gift Cards

We sell gift cards to our customers in our retail stores, through our Web site, and through select third parties. We do not charge administrative fees on unused gift cards and our gift cards do not have an expiration date. We recognize income from gift cards when the gift card is redeemed by the customer. In addition, in the fourth quarter of fiscal 2007, we relieved our legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction.  We therefore determined that the likelihood of certain gift cards being redeemed by the customer was remote, based upon historical redemption patterns of gift cards. For those gift cards that we determined redemption to be remote, we reversed our liability, and recorded gift card breakage income.  In fiscal 2009, we recorded $4.0 million in net sales related to gift card breakage income.  In fiscal 2008, we recorded $2.9 million in net sales related to gift card breakage income compared to the initial recognition of $7.7 million in the fourth quarter of fiscal 2007, of which, $5.9 million was related to gift cards issued prior to fiscal 2007 (see note 7 for a further discussion).

Cost of Sales

Cost of sales includes costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing, freight from the distribution center to the stores, shipping and handling costs, payroll for our design, buying and merchandising departments, and occupancy costs. Occupancy costs include rent, contingent rent, common area maintenance, real estate taxes, utilities, repairs, maintenance, depreciation and amortization and impairment charges.

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

Self-Insurance

We self-insure our workers compensation claims and our employee medical benefits. The recorded liabilities for these risks are calculated primarily using historical experience and current information. The liabilities include amounts for actual claims and estimated claims incurred but not yet reported.  Self-insurance liabilities were $4.8 million at January 30, 2010 and $4.3 million at January 31, 2009.  We paid workers compensation claims of $0.7 million in fiscal 2009, $0.4 million in fiscal 2008 and $0.3 million in fiscal 2007.  In addition, we paid employee medical claims of $11.8 million in fiscal 2009, $9.0 million in fiscal 2008 and $7.1 million in fiscal 2007.

Retirement Benefit Plans

Our retirement benefit plan costs are accounted for using actuarial valuations required by FASB ASC Topic 715 “Compensation – Retirement Benefits” (“ASC 715”).  ASC 715 requires an entity to recognize the funded status of its defined pension plans on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive loss, net of income taxes (see note 11 for a further discussion).

Marketing Costs

Marketing costs, which include e-commerce, print, radio and other media advertising and collegiate athletic conference sponsorships, are expensed at the point of first broadcast or distribution, and were $8.5 million in fiscal 2009, $9.5 million in fiscal 2008, and $7.6 million in fiscal 2007.

Stock-Based Compensation

We follow the provisions from the FASB ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”). Under such guidance, all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement.

Segment Reporting

FASB ASC Topic 280, “Segment Reporting” (“ASC 280”), establishes standards for reporting information about a company’s operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We operate in and report as a single aggregated operating segment, which includes the operations of our Aéropostale retail stores, P.S. from Aéropostale retail stores, our Aéropostale e-commerce site, and licensing revenue.  We do not rely on any major customers as a source of revenue.  Licensing revenue was less than 1% of total net sales for each period presented.

The following tables present summarized geographical information (in thousands):

	Fiscal
	2009	2008	2007
Net sales:
United States1	$2,141,247	$1,840,238	$1,577,189
Canada	88,858	45,293	13,694
Total net sales	$2,230,105	$1,885,531	$1,590,883

1 Amounts represent sales from Aéropostale U.S. retail stores, as well as e-commerce sales, that are billed to and/or shipped to foreign countries and licensing revenue.

	January 30, 2010	January 31, 2009
Long-lived assets, net:
United States	$228,491	$234,367
Canada	23,067	14,632
Total long-lived assets, net	$251,558	$248,999

Our consolidated net sales mix by merchandise category was as follows:

	Fiscal
Merchandise Categories	2009	2008	2007
Young Women’s	70%	71%	72%
Young Men’s	30	29	28
Total Merchandise Sales	100%	100%	100%

During fiscal 2009, we sourced approximately 81% of our merchandise from our top five merchandise vendors.  During fiscal 2008, we sourced approximately 76% of our merchandise from our top five merchandise vendors.  The loss of any of these sources could adversely impact our ability to operate our business. We ceased doing business with South Bay Apparel Inc., one of our largest suppliers of graphic T-shirts and fleece, in July 2007 (see note 14 for a further discussion). We have replaced this business both with new vendors and our existing vendor base.

Income Taxes

Income taxes are accounted for in accordance with FASB ASC Topic 740, “Income Taxes” (“ASC 740”).  Under ASC 740, income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded.  Interest and penalties, if any, are recorded within the provision for income taxes in the Company’s Consolidated Statements of Income and are classified on the Consolidated Balance Sheets with the related liability for uncertain tax contingency liabilities.

Subsequent Events

For the fiscal year ended January 30, 2010, the Company has evaluated subsequent events for potential recognition and disclosure through the date of financial statement issuance (see notes 2 and 3 for a further discussion).

Recent Accounting Developments

In June 2009, the FASB issued authoritative guidance which established the FASB Accounting Standards Codification (“Codification”).  The Codification became the source of authoritative generally accepted accounting principles in the United States of America.  It changed the referencing of financial standards but was not intended to change or alter existing U.S. GAAP.  The Codification was effective for interim or annual financial periods ending after September 15, 2009 and was effective for us in the third quarter of 2009.  This new guidance applies only to financial statement disclosures and therefore we have updated our references for the accounting guidance.

In May 2009, the FASB issued authoritative guidance now codified as FASB ASC Topic 855, “Subsequent Events”.  The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this guidance sets forth: a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In accordance with this guidance, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  We adopted the new guidance in the second quarter of 2009.  The adoption did not have an impact on our consolidated financial statements.

In December 2008, the FASB issued authoritative guidance now codified as FASB ASC Topic 715, “Compensation – Retirement Benefits” (“ASC 715”).  The guidance requires more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets.  The new guidance was effective for fiscal years ending after December 15, 2009 and the adoption did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued authoritative guidance now codified as FASB ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”).  The guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This guidance applies under other accounting pronouncements that require or permit fair value measurements, the FASB having concluded in those other accounting pronouncements that fair value is the relevant measurement attribute. It is effective in financial statements issued for fiscal years beginning after November 15, 2007.  However, in February 2008, the FASB issued additional ASC 820 guidance which delayed application of certain guidance related to nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  We adopted the provisions of ASC 820 as it related to nonrecurring fair value measurements of non-financial assets and liabilities at the beginning of fiscal 2009.  The adoption did not have a material impact on our consolidated financial statements.

2.  Stock Split

On February 3, 2010, we announced a three-for-two stock split on all shares of our common stock.  The stock split was consummated and distributed on March 5, 2010 in the form of a stock dividend to all shareholders of record on February 24, 2010.  All share and per share amounts presented in this report were retroactively adjusted for the common stock split, as were all previously reported periods contained herein.  This stock split resulted in the issuance of 31.3 million additional shares of common stock and was accounted for in accordance with FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”) by the transfer of $0.3 million from additional paid-in capital to common stock, which is the amount equal to the par value of the additional shares issued to effect the stock split on March 5, 2010.

3.  Executive Transition

On February 1, 2010, Julian R. Geiger, our Chairman and former Chief Executive Officer, provided us with formal notice of election in accordance with the terms of his employment agreement, thereby ending his service as Chief Executive Officer effective February 12, 2010.   Mr. Geiger has served as our Chairman and CEO since 1996.  Mr. Geiger continues to serve as Chairman of our Board of Directors and as a part-time advisor to the Company.  Effective February 12, 2010, Mindy C. Meads and Thomas P. Johnson were each promoted to the position of Co-Chief Executive Officer.  In addition, also effective February 12, 2010, Michael J. Cunningham was promoted to the position of President and Chief Financial Officer.  On February 12, 2010, Ms. Meads and Mr. Johnson each received a grant of 43,092 shares of restricted stock, 50% of which will vest one year from the grant date, and 50% two years from the grant date.   Additionally, Mr. Cunningham received a grant of 19,103 shares of restricted stock in September 2009, 50% of which will vest in September 2010 and 50% in September 2011.

In connection with his advisory role, Mr. Geiger will receive an annual advisory fee of $250,000 and an annual grant of not less than 30,000 shares, or more than 60,000 shares of restricted stock, depending upon Company performance during that fiscal year.  As a result of the election by Mr. Geiger, we expect to make a payment to Mr. Geiger, in August 2010, of approximately $16.5 million from our Supplemental Executive Retirement Plan (“SERP”).  Accordingly, the SERP liability related to Mr. Geiger has been classified as a current liability in our consolidated balance sheet as of January 30, 2010 (see note 11 for a further discussion).  Such amount will be paid from our cash flows from operations.  At the date of payment to Mr. Geiger, we will record a charge of approximately $5.7 million in selling, general and administrative expenses, with a corresponding amount recorded to relieve accumulated other comprehensive loss included in our stockholder’s equity.  This accounting treatment is in accordance with settlement accounting procedures under the provisions of ASC 715-30-35-79.  In February 2010, we recorded a charge of $0.5 million in selling, general and administrative expenses for the accelerated amortization of stock compensation expense in connection with the accelerated vesting of Mr. Geiger’s remaining stock awards.

4.  Asset Impairment and Jimmy’Z Store Concept Closing

Asset Impairment

We have recorded Aéropostale store impairments of $3.0 million in fiscal 2009 for six stores, $3.7 million in fiscal 2008 for 11 stores and $1.7 million in fiscal 2007 for five stores.  These charges were included in depreciation and amortization expense, which is included as a component of cost of sales.  These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of changes in circumstances that indicated the carrying value of an asset may not be recoverable or management’s intention to relocate or close the stores.  The 2009 impairment charges were primarily related to revenues not meeting targeted levels of the respective stores as a result of the macroeconomic conditions, location related conditions and other factors that are negatively impacting the sales and cash flows of these locations.

        Long-lived assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 3 inputs as defined in the fair value hierarchy as described in note 1.  The fair value of long-lived assets is determined by estimating the amount and timing of net future discounted cash flows.  We estimate future cash flows based on our experience, current trends and local market conditions.

        The table below sets forth by level within the fair value hierarchy the long-lived assets as of January 30, 2010 for which an impairment assessment was performed.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses
	(In thousands)
Long-lived assets held and used	$—	$—	$—	$—	$2,988

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360, long-lived assets held and used with a carrying amount of $3.0 million were written down to zero, which is their fair value, resulting in an impairment charge of $3.0 million, which was included in earnings for the period.

Jimmy’Z Store Concept Closing

During the second quarter of fiscal 2009, we closed all 11 Jimmy’Z stores. During the first twenty-six weeks of fiscal 2009, we recorded inventory related charges of $1.3 million, severance charges of $1.1 million, and net lease termination charges of $0.7 million.  Of these costs, $2.8 million was recorded in cost of sales and $0.3 million was recorded in selling, general and administrative expenses.  All of the above costs were paid as of January 30, 2010 and there are no remaining costs to be incurred in connection with the closings.

5.  Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	January 30, 2010	January 31, 2009	February 2, 2008

Pension liability, net of tax	$(7,042)	$(6,330)	$(5,856)
Cumulative foreign currency translation adjustment1	49	(2,668)	1,206
Total accumulated other comprehensive loss	$(6,993)	$(8,998)	$(4,650)

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

6.  Fixtures, Equipment and Improvements

Fixtures, equipment and improvements consist of the following (in thousands):

	January 30, 2010	January 31, 2009
Leasehold improvements	$269,809	$248,724
Fixtures and equipment	118,591	109,158
Computer equipment and software	68,561	55,503
Construction in progress	696	1,339
	457,657	414,724
Less accumulated depreciation and amortization	206,099	165,725
	$251,558	$248,999

Depreciation and amortization expense was $52.9 million in fiscal 2009, $45.8 million in fiscal 2008, and $36.8 million in fiscal 2007.  Included in depreciation and amortization expense are Aéropostale store impairment charges of $3.0 million in fiscal 2009,  $3.7 million in fiscal 2008 and $1.7 million in fiscal 2007.

7.  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	January 30, 2010	January 31, 2009
Accrued compensation	$32,682	$30,043
Income taxes payable	26,867	10,862
Accrued gift cards	24,559	19,349
Current portion of SERP liability	17,080	—
Accrued rent	16,804	13,748
Other	32,998	24,188
	$150,990	$98,190

8.  Revolving Credit Facility

We have an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”).   The Credit Facility provides for a $150.0 million revolving credit line.  The Credit Facility is available for working capital and general corporate purposes, including the repurchase of the Company’s capital stock and for its capital expenditures.  The Credit Facility is scheduled to expire on November 13, 2012 and is guaranteed by all of our domestic subsidiaries (the “Guarantors”).

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

Events of default under the Credit Facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default of leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, institution of legal process or proceedings under federal, state or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the Lender will be entitled to take various actions, including the acceleration of amounts due thereunder and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral.  Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility, and declare all amounts outstanding to be immediately due and payable.  As of January 30, 2010, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.  As of January 30, 2010, we had no outstanding balances or stand-by or commercial letters of credit issued under the Credit Facility.

9.  Earnings Per Share

In accordance with ASC 260, basic earnings per share has been computed based upon the weighted average of common shares during the applicable fiscal year.  Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include certain stock options, restricted stock units and performance shares.

Earnings per common share has been computed as follows (in thousands, except per share data):

	Fiscal
	2009	2008	2007
Net income	$229,457	$149,422	$129,197
Weighted average basic shares	99,629	100,248	111,473
Impact of dilutive securities	1,396	1,116	796
Weighted average diluted shares	101,025	101,364	112,269
Per common share:
Basic earnings per share	$2.30	$1.49	$1.16
Diluted earnings per share	$2.27	$1.47	$1.15

Options to purchase 6,000 shares in fiscal 2009, 1,572,764 shares in fiscal 2008, and 766,500 in fiscal 2007 were excluded from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

10.  Stock-Based Compensation

Under the provisions of ASC 718, all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement.

Stock Options

We have stock option plans under which we may grant qualified and non-qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees. As of January 30, 2010, a total of 4,296,008 shares were available for future grant under our plans compared to a total of 5,150,118 shares as of January 31, 2009. Stock options may not be granted at less than the fair market value at the date of grant. Stock options generally vest over four years on a pro rata basis and expire after eight years. All outstanding stock options and restricted stock immediately vest upon (i) a change in control of the company and (ii) termination of the employee within one year of such change of control.  We did not grant any stock options during fiscal 2009.

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

In accordance with the provisions of ASC 718, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on certain assumptions for the grants in the respective periods.  For fiscal 2008, our expected volatility was 43%, expected term was 5.25 years, risk-free interest rate was 2.68% and expected forfeiture rate was 25%.  For fiscal 2007, our expected volatility was 45%, expected term was 5.25 years, risk-free interest rate was 4.49% and expected forfeiture rate was 25%.

We have elected to adopt the simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and condensed consolidated statements of cash flows of the tax effects of employee and director share-based awards that were outstanding.

The effects of applying the provisions of ASC 718 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

The following tables summarize stock option transactions for common stock for fiscal 2009:

	Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of February 1, 2009	2,175	$13.91
Granted	—	$—
Exercised	(844)	$12.40
Cancelled	(20)	$16.65
Outstanding as of January 30, 2010	1,311	$14.85	4.31	$9.3
Options vested and expected to vest 1 at January 30, 2010	1,214	$14.67	4.31	$8.8
Exercisable as of January 30, 2010	700	$13.03	3.55	$6.2

1 The number of options expected to vest takes into consideration estimated expected forfeitures.

We recognized $2.7 million in compensation expense related to stock options in fiscal 2009, $3.7 million in fiscal 2008 and $4.7 million in fiscal 2007.  The weighted-average grant-date fair value of options granted was $8.07 during fiscal 2008, and $8.23 during fiscal 2007. The intrinsic value of options exercised was $8.0 million in fiscal 2009, $1.7 million in fiscal 2008, and $15.4 million in fiscal 2007.

The following tables summarize information regarding non-vested outstanding stock options as of January 30, 2010:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of February 1, 2009	1,100	$7.54
Granted	—	$—
Vested	(472)	$7.15
Cancelled	(17)	$7.98
Non-vested as of January 30, 2010	611	$7.83

As of January 30, 2010, there was $2.6 million of total unrecognized compensation cost related to non-vested options that we expect to be recognized over the remaining weighted-average vesting period of one year.  We expect to recognize $1.9 million of this cost in fiscal 2010, $0.6 million in fiscal 2011 and $0.1 million in fiscal 2012.

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

The following table summarizes non-vested shares of stock outstanding at January 30, 2010:

	Shares	Weighted- Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 1, 2009	1,092	$16.75
Granted	449	$19.52
Vested	(537)	$15.31
Cancelled	(24)	$18.74
Outstanding as of January 30, 2010	980	$18.76

Total compensation expense is being amortized over the vesting period. Compensation expense was $8.1 million for fiscal 2009, $11.4 million for fiscal 2008 and $4.1 million for fiscal 2007. As of January 30, 2010, there was $7.2 million of unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over the weighted average period of one year.  The total fair value of shares vested were $8.2 million during fiscal 2009, $7.7 million during fiscal 2008 and $1.3 million during fiscal 2007.

Performance Shares

Certain of our executives have been awarded performance shares, pursuant to performance shares agreements. The performance shares vest at the end of three years of continuous service with us, and the number of shares ultimately awarded is contingent upon meeting various cumulative consolidated earnings targets. Compensation cost for the performance shares are periodically reviewed and adjusted based upon the probability of achieving certain performance goals targets. If the probability of achieving targets changes, compensation cost will be adjusted in the period that the probability of achievement changes.

The following table summarizes performance shares of stock outstanding at January 30, 2010:

	Shares	Weighted- Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 1, 2009	239	$18.20
Granted	440	$16.85
Vested	—	—
Cancelled	(15)	$16.65
Outstanding as of January 30, 2010	664	$17.35

Total compensation expense is being amortized over the vesting period. Compensation expense was $3.9 million for fiscal 2009, $1.5 million for fiscal 2008 and $0.6 million in fiscal 2007. As of January 30, 2010, there was $5.6 million of unrecognized compensation cost related to performance shares awards that is expected to be recognized over the weighted average period of two years.

11.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following (in thousands):

	January 30, 2010	January 31, 2009
Supplemental Executive Retirement Plan (“SERP”)	$25,282	$21,224
Long-term incentive deferred compensation plan	935	591
Postretirement benefit plan	923	655
Total	27,140	22,470
Less amount classified in accrued expenses related to SERP	17,080	—
Long-term retirement benefit plan liabilities	$10,060	$22,470

401(k) Plan

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements. Under the terms of the plan, employees may contribute, subject to statutory limitations, up to 14% of gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants. We also have the option to make additional contributions. The terms of the plan provide for vesting in our matching contributions to the plan over a five-year service period with 20% vesting after two years and 50% vesting after year three. Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after year five. Contribution expense was $1.1 million in fiscal 2009, $0.8 million in fiscal 2008 and $0.7 million in fiscal 2007.

Supplemental Executive Retirement Plan

Our SERP is a non-qualified defined benefit plan for certain officers. The plan is non-contributory and not funded and provides benefits based on years of service and compensation during employment. Participants are fully vested upon entrance in the plan. Pension expense is determined using the projected unit credit cost method to estimate the total benefits ultimately payable to officers and this cost is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually.

The following information about the SERP is provided below (in thousands):

	January 30, 2010	January 31, 2009
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of period	$21,224	$17,830
Service cost	686	655
Interest cost	1,514	1,146
Plan amendments	—	—
Actuarial loss	1,858	1,593
Benefits paid	—	—
Settlements	—	—
Special termination benefits	—	—
Benefit obligation at end of period	$25,282	$21,224

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	—	—
Benefits paid	—	—
Settlements	—	—
Fair value of plan assets at end of period	$—	$—

Funded status at end of period	$(25,282)	$(21,224)

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION:
Noncurrent assets	$—	$—
Current liabilities	(17,080)	—
Noncurrent liabilities	(8,202)	(21,224)
	$(25,282)	$(21,224)

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS:
Net loss	$10,337	$9,107
Prior service cost	759	833
Total	$11,096	$9,940

INFORMATION FOR PENSION PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS:
Projected benefit obligation	$25,282	$21,224
Accumulated benefit obligation	20,609	17,240
Fair value of plan assets	—	—

Pension expense includes the following components (in thousands):

	Fiscal
	2009	2008	2007
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$686	$655	$534
Interest cost	1,514	1,146	901
Expected return on plan assets	—	—	—

Amortization of prior service cost	74	74	74
Amortization of net loss	628	594	421
Net periodic benefit cost	$2,902	$2,469	$1,930

OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE LOSS:
Net actuarial loss	$1,858	$1,593	$1,248
Prior service cost	—	—	—
Amortization of net loss	(628)	(594)	(421)
Amortization of prior service cost	(74)	(74)	(74)
Total recognized in other comprehensive loss	$1,156	$925	$753
Total recognized in net periodic benefit cost and other comprehensive loss	$4,058	$3,394	$2,683

WEIGHTED-AVERAGE ASSUMPTIONS USED:
Discount rate to determine benefit obligations	5.60%	6.75%	5.75%
Discount rate to determine net periodic pension cost	6.75%	5.75%	5.75%
Rate of compensation increase1	4.50%	4.50%	4.50%

 1 Rate of compensation is used for determining the benefit obligation and net periodic pension cost.

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $544,000 and $74,000, respectively.  The estimated net loss and prior service cost for the other postretirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $14,000 and $17,000, respectively.

The discount rates were determined by matching a published set of zero coupon yields and associated durations to expected plan benefit payment streams to obtain an implicit internal rate of return.

Long-term Incentive Deferred Compensation Plan

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management, with liabilities of $0.9 million as of January 30, 2010 and $0.6 million at January 31, 2009. The plan is a non-qualified, defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP. We record annual monetary credits to each participant’s account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant’s account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants’ accounts will be fully vested upon retirement after completing five years of service and attaining age 55.

Postretirement Benefit Plan

We have a postretirement benefit plan for certain executives that provides retiree medical and dental benefits.  The plan is an other post-employment benefit plan and is not funded.  We have recorded non-current liabilities of $0.9 million as of January 30, 2010 and $0.7 million as of January 31, 2009 for the accumulated postretirement benefit obligation.  Pension expense and the liability related to this plan was not material to our consolidated financial statements for any period presented.

We expect to contribute approximately $17.6 million to the SERP and $19,000 to the Postretirement Benefit Plan in fiscal 2010.  The amount of cash contributions we are required to make to the plans could increase or decrease depending on when employees make retirement elections and other factors which are not in the control of the Company.  Our expected cash contributions to the plans are equal to the expected benefit payments as shown in the table below.

Future benefit payments are expected to be (in thousands):

	SERP Plan	Postretirement Benefit Plan
2010	$17,598	$19
2011	—	21
2012	—	23
2013	—	22
2014	—	20
Years 2015-2019	5,162	182

 12.  Stock Repurchase Program

We repurchase our common stock from time to time under a stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward.  During fiscal 2009, we repurchased 7.6 million shares for $174.3 million, as compared to repurchases of 0.3 million shares for $6.7 million during fiscal 2008 and 17.5 million shares for $266.7 million during fiscal 2007.  On December 7, 2009, our Board of Directors approved a $250.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $850.0 million.  As of January 30, 2010, we have approximately $202.8 million of repurchase authorization remaining under our $850.0 million share repurchase program.

13.  Income Taxes

Domestic and foreign pretax income are as follows (in thousands):

	Fiscal
	2009	2008	2007

Domestic	$376,773	$249,726	$210,016
Foreign	6,033	(917)	(1,013)
Total income before provision for income taxes	$382,806	$248,809	$209,003

The provision for income taxes consists of the following (in thousands):

	Fiscal
	2009	2008	2007
Current:
Federal	$127,119	$78,823	$77,489
State and local	28,865	17,376	15,227
Foreign	1,535	166	80
	157,519	96,365	92,796
Deferred:
Federal	(3,204)	4,012	(8,831)
State and local	(1,479)	(756)	(3,775)
Foreign	513	(234)	(384)
	(4,170)	3,022	(12,990)
	$153,349	$99,387	$79,806

Reconciliation of the U.S. statutory tax rate with our effective tax rate is summarized as follows:

	Fiscal
	2009	2008	2007
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
State income taxes, net of federal tax benefits	4.5	4.2	3.6
Other	0.6	0.7	(0.4)
Effective rate	40.1%	39.9%	38.2%

The components of the net deferred income tax assets are as follows (in thousands):

	January 30, 2010	January 31, 2009
Current:
Inventory	$1,889	$1,212
Unredeemed gift cards	1,119	1,261
Accrued compensation	9,766	7,597
Retirement benefit plan liabilities	6,985	—
Other	1,924	675
	$21,683	$10,745

Non-current:
Furniture, equipment and improvements	$(12,686)	$(11,813)
Retirement benefit plan liabilities	3,844	8,901
Stock-based compensation	9,810	6,887
Deferred rent and tenant allowances	1,925	3,720
Net operating loss carry-forwards (“NOL’s”)	2,147	2,364
Valuation allowances for NOL’s	(281)	(551)
Other	1,624	3,001
	6,383	12,509
Net deferred income tax assets	$28,066	$23,254

As of January 30, 2010, we had approximately $40.5 million of NOL’s from certain states that were generated principally by our Jimmy’Z subsidiary that will expire between 2011 and 2030.  We have recorded valuation allowances against certain of these NOL’s.  Subsequent recognition of these deferred tax assets that were previously reduced by valuation allowances would result in an income tax benefit in the period of such recognition.

We have not recognized any United States (“U.S.”) tax expense on undistributed foreign earnings as they are intended to be indefinitely reinvested outside of the U.S.

We follow the provisions of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in income taxes. On February 4, 2007, the first day of our 2007 fiscal year, we recorded a decrease to beginning retained earnings of approximately $0.2 million and correspondingly increased our liabilities for uncertain tax positions and related interest and penalties.  In addition, we recorded liabilities of $10.7 million for uncertain tax positions inclusive of interest and penalties. Also as of February 4, 2007, we recorded deferred tax assets of $7.9 million for federal and state benefits related to the uncertain tax positions. Net uncertain tax positions inclusive of interest and penalties of $2.8 million as of the adoption date, $2.4 million as of February 2, 2008, $2.6 million as of January 31, 2009 and $4.9 million as of January 30, 2010, would favorably impact our effective tax rate if these net liabilities were reversed.  As of January 30, 2010, $1.0 million of uncertain tax positions were classified in accrued expenses.

We recognize interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense. As of February 4, 2007, the total amount of accrued interest and penalties was $1.7 million before federal and, if applicable, state effect. We recorded approximately $0.9 million, $0.3 million and $0.2 million in additional interest and penalties, before federal and, if applicable, state tax effect in fiscal 2009, 2008 and 2007, respectively. We had liabilities for accrued interest and penalties of $1.6 million as of January 30, 2010 and $0.7 million as of January 31, 2009.

Below is a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits relating to uncertain tax positions, which are recorded in our Consolidated Balance Sheets.

Unrecognized Tax Benefits (In thousands)
Balance at February 4, 2007	$8,956
Increases due to tax positions related to prior years	94
Increases due to tax positions related to current year	448
Increases due to settlements with taxing authorities	286
Decreases due to tax positions related to prior years	(78)
Decreases due to expiration of statute of limitations	(112)
Balance at February 2, 2008	9,594
Increases due to tax positions related to prior years	485
Increases due to tax positions related to current year	316
Increases due to settlements with taxing authorities	229
Decreases due to settlements with taxing authorities	(8,487)
Decreases due to tax positions related to prior years	(180)
Decreases due to expiration of statute of limitations	(20)
Balance at January 31, 2009	1,937
Increases due to tax positions related to prior years	1,312
Increases due to tax positions related to current year	139
Decreases due to tax positions related to prior years	(20)
Decreases due to expiration of statute of limitations	(84)
Balance at January 30, 2010	$3,284

We file U.S. and Canadian federal, various state and provincial income tax returns.  Our U.S. federal filings for the years 2002 through 2005 were examined by the IRS and were  settled  in the fourth quarter of fiscal 2007.  We paid approximately $7.7 million relating to this settlement in the first quarter of fiscal 2008.  This liability was included in the above balance of uncertain tax position liabilities at February 2, 2008.  The examination liability related to the timing of taxable revenue from unredeemed gift cards.  Our 2006 and 2007 returns are currently under audit by the IRS.  Currently, no significant issues have been identified and we expect the audit to be completed by the end of 2010.  All tax returns remain open for examination generally for our 2005 through 2007 tax years by various taxing authorities.  However, certain states may keep their statute open for six to ten years.

14.  Commitments and Contingencies

Leases — We are committed under non-cancelable leases for our entire store, distribution centers and office space locations, which generally provide for minimum rent plus additional increases in real estate taxes, certain operating expenses, etc. Certain leases also require contingent rent based on sales.

The aggregate minimum annual real estate rent commitments as of January 30, 2010 are as follows (in thousands):

Due in Fiscal Year	Total
2010	$106,736
2011	106,437
2012	100,441
2013	93,678
2014	83,712
Thereafter	235,844
Total	$726,848

Additionally, as of January 30, 2010, we were committed to equipment leases in aggregate of $6.6 million through fiscal 2013.

Rental expense consists of the following (in thousands):

	Fiscal
	2009	2008	2007
Minimum rentals for stores	$97,889	$88,040	$77,640
Contingent rentals	23,809	18,793	13,384
Office space rentals	3,921	3,914	2,819
Distribution centers rentals	3,181	3,181	3,080
Equipment rentals	3,070	1,981	1,234

Employment Agreements — As of January 30, 2010, we had outstanding employment agreements with certain members of our senior management totaling $7.0 million. These employment agreements expire at February 12, 2012, except for the advisory role agreement with our Chairman and former Chief Executive Officer, which expires at the end of fiscal 2010.

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

In November 2007, we entered into an agreement (the "Agreement") with Mr. Finazzo settling disputes between us. In the fourth quarter of fiscal 2007, pursuant to the terms of the Agreement, Mr. Finazzo paid us $5.0 million, and in turn, we paid Mr. Finazzo, simultaneously with his payment to us, approximately $0.9 million, which represented the value of Mr. Finazzo’s benefits under our Supplemental Executive Retirement Plan.  We recorded net other operating income of approximately $4.1 million in the fourth quarter of fiscal 2007.

In November 2006, we announced that Mr. Finazzo had been terminated for cause, based upon information uncovered by management and after an independent investigation was conducted at the direction, and under the supervision, of a special committee of our Board of Directors. The investigation revealed that Mr. Finazzo:

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

In December 2006, we entered into an agreement with South Bay Apparel, Inc. and Douglas Dey, South Bay Apparel, Inc.’s President, whereby the parties resolved certain outstanding matters between them. As such, South Bay Apparel, Inc. paid us $8.0 million, representing (i) a concession of $7.1 million by South Bay Apparel, Inc. and Mr. Dey concerning prior purchases of merchandise by us, which was reflected as a reduction in the cost of merchandise in fiscal 2006, and (ii) reimbursement by South Bay Apparel, Inc. of $0.9 million, which offset professional fees that we incurred associated with the negotiation of the Agreement and the investigation of the underlying facts associated with those outstanding matters.  In addition, South Bay Apparel, Inc. and Mr. Dey reduced the price of merchandise sold to us to a price that we believed represented fair value, based on costs of comparable merchandise. We also agreed to purchase excess merchandise held at the time by South Bay Apparel, Inc.  Once the excess inventory was fully depleted during the third quarter of fiscal 2007, we ceased doing business with South Bay Apparel Inc.

We are also party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results of operations or cash flows.

Guarantees — We had no financial guarantees outstanding at January 30, 2010.  We had no commercial commitments outstanding as of January 30, 2010.

15.  Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information (in thousands, except per share amounts):

	13 Weeks Ended
	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010

Fiscal 2009
Net sales	$408,024	$453,020	$567,838	$801,223
Gross profit	147,890	165,692	222,917	310,648
Net income	31,675	38,589	62,629	96,564
Basic earnings per share	0.31	0.38	0.62	1.00
Diluted earnings per share	0.31	0.38	0.61	0.99

	13 Weeks Ended
	May 3, 2008	August 2, 2008	November 1, 2008	January 31, 2009

Fiscal 2008
Net sales	$336,332	$377,145	$482,037	$690,017
Gross profit	111,278	125,936	173,451	243,517
Net income	17,498	21,053	42,646	68,225
Basic earnings per share	0.17	0.21	0.43	0.68
Diluted earnings per share	0.17	0.21	0.42	0.67

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment, our management believes that, as of January 30, 2010, our internal control over financial reporting is effective.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers along with our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Co-Chief Executive Officers along with our President and Chief Financial Officer concluded that as of the end of our fiscal year ended January 30, 2010, our disclosure controls and procedures are effective.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information, as of January 30, 2010, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of restricted shares granted to employees, consultants or members of our Board of Directors, under our two existing equity compensation plans, the Aéropostale, Inc. 1998 Stock Option Plan and the Aéropostale, Inc. 2002 Long-Term Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,955,075	$16.71	4,296,008
Equity compensation plans not approved by security holders	—	—	—
Total	2,955,075	$16.71	4,296,008

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
	2.
Financial Statement Schedule
Schedule II:  Valuation and Qualifying Accounts

Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

	3.	Exhibits included or incorporated herein: See Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation.(1)
3.2	Form of Amended and Restated By-Laws. (2)
4.1	Specimen Common Stock Certificate. (1)
10.1	Aéropostale, Inc. Amended and Restated 1998 Stock Option Plan. (3)**
10.2	Aéropostale, Inc. Amended and Restated 2002 Long-Term Incentive Plan. (3)**
10.3	Employment Agreement, dated and effective on September 23 2009, between Aéropostale, Inc. and Michael J. Cunningham.(4)**
10.4	Employment Agreement, dated and effective on September 23, 2009, between Aéropostale, Inc. and Thomas P. Johnson.(4)**
10.5	Employment Agreement, dated as of January 30, 2008, between Aéropostale, Inc. and Julian R. Geiger.(6)**
10.6	Employment Agreement, dated and effective on September 23, 2009, between Aéropostale, Inc. and Mindy Meads.(4)**
10.7	Second Amended and Restated Loan and Security Agreement, dated November 13, 2007, by and between Bank of America, N.A. and Aéropostale, Inc.(5)
10.8	Collared Forward Repurchase Agreement, dated November 12, 2007, by and between Bank of America, N.A. and Aéropostale, Inc.(5)
10.9	Employment Agreement, dated as of January 30, 2008, between Aéropostale, Inc. and Julian R. Geiger.(6)**
21	Subsidiaries of the Company.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification by Thomas P. Johnson, Co Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification by Mindy C. Meads, Co Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Michael J. Cunningham, President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Thomas P. Johnson, Co Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.1	Certification by Mindy C. Meads, Co Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification by Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
__________

*	Filed herewith.
**	Management contract or compensatory plan.
***	Furnished, not filed.

(1)	Incorporated by reference to the Registration Statement on Form S-1, as amended, originally filed by Aéropostale, Inc. on March 8, 2002 (Registration No. 333-84056).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 15, 2010 (File No. 001-31314).

(3)	Incorporated by reference to the Registrant’s Proxy Statement, dated May 5, 2006 (File No. 001-31314).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated September 25, 2009 (File No. 001-31314).

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 15, 2007 (File No. 001-31314).

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated January 31, 2008 (File No. 001-31314).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AÉROPOSTALE, INC.

By:        /s/  THOMAS P. JOHNSON
    Thomas P. Johnson
      Co-Chief Executive Officer and Director

              /s/  MINDY C. MEADS
    Mindy C. Meads
      Co-Chief Executive Officer and Director

Date: March 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS P. JOHNSON	Co-Chief Executive Officer	March 29, 2010
Thomas P. Johnson	and Director

/s/ MINDY C. MEADS	Co-Chief Executive Officer	March 29, 2010
Mindy C. Meads	and Director

/s/ MICHAEL J. CUNNINGHAM	President and Chief Financial Officer	March 29, 2010
Michael J. Cunningham	(Principal Financial Officer)

/s/ ROSS A. CITTA	Group Vice President	March 29, 2010
Ross A. Citta	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ JULIAN R. GEIGER	Chairman of the Board	March 29, 2010
Julian R. Geiger	of Directors

/s/ BODIL ARLANDER	Director	March 29, 2010
Bodil Arlander

/s/ RONALD R. BEEGLE	Director	March 29, 2010
Ronald R. Beegle

/s/ ROBERT B. CHAVEZ	Director	March 29, 2010
Robert B. Chavez

/s/ EVELYN DILSAVER	Director	March 29, 2010
Evelyn Dilsaver

/s/ JOHN N. HAUGH	Director	March 29, 2010
John N. Haugh

/s/ KARIN HIRTLER — GARVEY	Director	March 29, 2010
Karin Hirtler — Garvey

/s/ JOHN D. HOWARD	Director	March 29, 2010
John D. Howard

/s/ DAVID B. VERMYLEN	Director	March 29, 2010
David B. Vermylen

AÉROPOSTALE, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Reserve for Sales Returns:	Balance Beginning of Period	Amounts Charged to Net Income	Write-offs Against Reserve	Balance End of Period
	(In thousands)
Year Ended January 30, 2010	$852	$802	$762	$892
Year Ended January 31, 2009	$641	$939	$728	$852
Year Ended February 2, 2008	$630	$569	$558	$641

Valuation Allowance for State Deferred Tax Assets:	Balance Beginning of Period	Amounts Charged to Net Income	Write-offs Against Reserve	Balance End of Period
	(In thousands)
Year Ended January 30, 2010	$551	$(270)	$—	$281
Year Ended January 31, 2009	$462	$89	$—	$551
Year Ended February 2, 2008	$652	$(190)	$—	$462