Form 10-Q
period 2010-05-01
AEROPOSTALE INC
filed 2010-06-04
CIK 1168213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The Registrant had 93,523,697 shares of common stock outstanding as of May 28, 2010.

AÉROPOSTALE, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
AÉROPOSTALE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	May 1, 2010	January 30, 2010	May 2, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$312,716	$346,976	$247,747
Merchandise inventory	122,686	132,915	128,929
Deferred income taxes	21,680	21,683	10,919
Prepaid expenses and other current assets	28,670	28,443	26,114

Total current assets	485,752	530,017	413,709
Fixtures, equipment and improvements, net	264,895	251,558	249,676
Deferred income taxes	2,879	6,383	10,773
Other assets	4,458	4,351	2,525

TOTAL ASSETS	$757,984	$792,309	$676,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$72,008	$90,850	$70,308
Accrued gift cards	17,842	24,559	14,199
Income taxes payable	10,352	26,867	8,638
Accrued expenses and other current liabilities	92,839	99,564	60,302

Total current liabilities	193,041	241,840	153,447
Deferred rent, tenant allowances and other	97,621	102,019	99,898
Non-current retirement benefit plan liabilities	10,447	10,060	23,469
Uncertain tax contingency liabilities	4,009	3,901	2,720

Commitments and contingent liabilities (See notes 8, 9 and 12)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 138,099; 137,090 and 136,614 shares issued	1,381	1,371	1,366
Additional paid-in capital	185,498	171,815	157,232
Accumulated other comprehensive loss	(5,254)	(6,993)	(8,518)
Retained earnings	968,174	922,790	725,008
Treasury stock, 44,575; 43,095 and 35,409 shares, at cost	(696,933)	(654,494)	(477,939)

Total stockholders’ equity	452,866	434,489	397,149

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$757,984	$792,309	$676,683

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	13 weeks ended
	May 1, 2010	May 2, 2009
Net sales	$463,641	$408,024
Cost of sales (includes certain buying, occupancy and warehousing expenses)	280,822	260,134

Gross profit	182,819	147,890
Selling, general and administrative expenses	107,668	94,446

Income from operations	75,151	53,444
Interest expense, net	27	45

Income before income taxes	75,124	53,399
Income taxes	29,740	21,724

Net income	$45,384	$31,675

Basic earnings per share	$0.48	$0.31

Diluted earnings per share	$0.48	$0.31

Weighted average basic shares	93,912	100,649

Weighted average diluted shares	94,944	101,685

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	13 weeks ended
	May 1, 2010	May 2, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$45,384	$31,675
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,366	11,752
Stock-based compensation	4,016	3,162
Excess tax benefits from stock-based compensation	(3,744)	(1,123)
Other	(1,974)	(1,937)
Changes in operating assets and liabilities:
Merchandise inventory	10,594	(2,360)
Accounts payable	(18,992)	(7,018)
Other assets and liabilities	(41,842)	(14,501)

Net cash provided by operating activities	6,808	19,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,737)	(9,120)

Net cash used in investing activities	(14,737)	(9,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(36,692)	—
Proceeds from exercise of stock options	5,929	7,457
Excess tax benefits from stock-based compensation	3,744	1,123

Net cash (used in) provided by financing activities	(27,019)	8,580

Effect of exchange rate changes	688	107

Net (decrease) increase in cash and cash equivalents	(34,260)	19,217

Cash and cash equivalents, beginning of year	346,976	228,530

Cash and cash equivalents, end of period	$312,716	$247,747

Supplemental Disclosure of Cash Flow Information:

Accruals related to purchases of property and equipment	$11,408	$2,904

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     Aéropostale, Inc. is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 7 to 12 year-old kids through its P.S. from Aéropostale stores. The Company provides customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment. Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise. Aéropostale products can only be purchased in its Aéropostale stores and online at www.aeropostale.com. P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores and online at www.ps4u.com. As of May 1, 2010, we operated 941 Aéropostale stores, consisting of 897 stores in 49 states and Puerto Rico and 44 stores in Canada and 21 P.S. from Aéropostale stores in eight states. In addition, pursuant to a Licensing Agreement, our international licensee operated eight Aéropostale stores in the United Arab Emirates as of May 1, 2010.
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
     Our business is highly seasonal, and historically we have realized a significant portion of our sales, net income, and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in the third quarter and the holiday selling season in the fourth quarter. Therefore, our interim period consolidated financial statements may not be indicative of our full-year results of operations, financial condition or cash flows. These financial statements should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended January 30, 2010.
     References to “2010” or “fiscal 2010” mean the 52-week period ending January 29, 2011 and references to “2009” or “fiscal 2009” mean the 52-week period ended January 30, 2010. References to “the first quarter of 2010” mean the thirteen-week period ended May 1, 2010 and references to “the first quarter of 2009” mean the thirteen-week period ended May 2, 2009.
2. Stock Split
     On February 3, 2010, we announced a three-for-two stock split on all shares of our common stock. The stock split was consummated and distributed on March 5, 2010 in the form of a stock dividend to all shareholders of record on February 24, 2010. All share and per share amounts presented in this report were retroactively adjusted for the common stock split, as were all previously reported periods contained herein. This stock split resulted in the issuance of 31.3 million additional shares of common stock and was accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, “Earnings Per Share” (“ASC 260”) by the transfer of $0.3 million from additional paid-in capital to common stock, which is the amount equal to the par value of the additional shares issued to effect the stock split on March 5, 2010.
3. Executive Transition
     Effective February 2010, Julian R. Geiger, who had served as our Chairman and Chief Executive Officer since 1996, elected to end his service as Chief Executive Officer. Mr. Geiger continues to serve as Chairman of our Board of Directors and as a part-time advisor to the Company. Also effective February 2010, Mindy C. Meads and Thomas P. Johnson were each promoted to the position of Co-Chief Executive Officer. In addition, also effective February 12, 2010, Michael J. Cunningham was promoted to the position of President and Chief Financial Officer.
     We expect to make a payment to Mr. Geiger from our Supplemental Executive Retirement Plan (“SERP”) of approximately $16.5 million in August 2010. Accordingly, the SERP liability related to Mr. Geiger has been classified as a current liability in our consolidated balance sheet as of May 1, 2010 and January 30, 2010. Such amount will be paid from our cash flows from operations. At the date of payment to Mr. Geiger, we will record a charge of approximately $5.7 million in selling, general and administrative expenses, with a corresponding amount recorded to relieve accumulated other comprehensive loss included in our stockholder’s equity. This accounting treatment is in accordance with settlement accounting procedures under the provisions of ASC 715-30-35-79.

4. Revenue Recognition
     Sales revenue is recognized at the “point of sale” in our stores and at the time our e-commerce customers take possession of merchandise. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized. Shipping revenue from our e-commerce customers is also included in sales revenue. Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum royalty levels. Revenue is not recorded on the purchase of gift cards or store credits. A current liability is recorded upon purchase, and revenue is recognized when the gift card or store credits are redeemed for merchandise. We also recognize breakage income for the portion of gift cards estimated to be unredeemed. In the fourth quarter of 2007, we relieved our legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction. We therefore determined that the likelihood of certain gift cards being redeemed by the customer was remote, based upon historical redemption patterns of gift cards. For those gift cards that we determined redemption to be remote, we reversed our liability and recorded gift card breakage income in net sales. In the first quarter of 2010, we recorded $0.8 million in net sales related to gift card breakage income compared to $0.7 million in the first quarter of 2009.
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
     Selling, general and administrative expenses, or “SG&A”, include costs related to selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, information technology maintenance costs and expenses, insurance and legal expenses, store pre-opening costs and other corporate level expenses. Store pre-opening costs include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.
6. Other Comprehensive Income
     The following table sets forth the components of total comprehensive income:

	13 weeks ended
	May 1, 2010	May 2, 2009
	(In Thousands)
Net income	$45,384	$31,675
Other comprehensive income:
Changes in pension liability, net of tax	135	(89)
Changes in foreign currency translation adjustment [1]	1,604	569

Total comprehensive income	$47,123	$32,155

     The following table sets forth the components of accumulated other comprehensive loss:

	May 1, 2010	January 30, 2010	May 2, 2009
		(In thousands)
Pension liability, net of tax	$(6,907)	$(7,042)	$(6,419)
Cumulative foreign currency translation adjustment [1]	1,653	49	(2,099)

Total accumulated other comprehensive loss	$(5,254)	$(6,993)	$(8,518)

[1]	Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

7. Earnings Per Share
     The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended
	May 1, 2010	May 2, 2009
	(In Thousands, Except Per Share Data)
Net income	$45,384	$31,675

Weighted average basic shares	93,912	100,649
Impact of dilutive securities	1,032	1,036

Weighted average diluted shares	94,944	101,685

Earnings per basic share	$0.48	$0.31

Earnings per diluted share	$0.48	$0.31

     All options to purchase shares were included in the computation of diluted earnings per share during the first quarter of 2010. Options to purchase 816,459 shares were not included in the computation of diluted earnings per share during the first quarter of 2009 because the exercise price of the options was greater than the average market price of the common shares.
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
     Events of default under the Credit Facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default on leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, institution of legal process or proceedings under federal, state or civil statutes, legal challenges to loan documents, and a change in control. If an event of default occurs, the Lender will be entitled to take various actions, including the acceleration of amounts due thereunder and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral. Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility, and declare all amounts outstanding to be immediately due and payable. As of May 1, 2010, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility. As of May 1, 2010, we had no outstanding balances or stand-by or commercial letters of credit issued under the Credit Facility.

9. Retirement Benefit Plans
     Retirement benefit plan liabilities consisted of the following:

	May 1, 2010	January 30, 2010	May 2, 2009
	(In Thousands)
SERP	$25,844	$25,282	$22,074
Long-term incentive deferred compensation plan	1,086	935	688
Postretirement benefit plan	974	923	707

Total	27,904	27,140	23,469
Less amount classified in accrued expenses related to SERP	17,457	17,080	—

Long-term retirement benefit plan liabilities	$10,447	$10,060	$23,469

401(k) Plan
     We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements. Under the terms of the plan, employees may contribute, subject to statutory limitations, up to 14% of their gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants. We also have the option to make additional contributions. Matching contributions vest over a five-year service period with 20% vesting after two years and 50% vesting after year three. Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after year five.
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
     The components of net periodic pension benefit cost are as follows:

	13 weeks ended
	May 1, 2010	May 2, 2009
	(In Thousands)
Service cost	$213	$172
Interest cost	349	379
Amortization of prior experience cost	19	19
Amortization of net loss	221	157

Net periodic pension benefit cost	$802	$727

     We had non-current liabilities of $8.4 million as of May 1, 2010, $8.2 million as of January 30, 2010 and $22.1 million as of May 2, 2009, in connection with this plan. Additionally, the SERP liability related to our Chairman of the Board and former Chief Executive Officer and our former Senior Vice President of Design has been classified as a current liability included in our consolidated balance sheet as of May 1, 2010 and January 30, 2010 based upon the timing of expected payments (see note 3 for a further discussion).
Long-term Incentive Plan
     We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management. The plan is a non-qualified, non-contributory defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP. We record annual monetary credits to each participant’s account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant’s account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants’ accounts will be fully vested upon retirement after completing five years of service and attaining age 55. We had liabilities of $1.1 million as of May 1, 2010, $0.9 million as of January 30, 2010 and $0.7 million as of May 2, 2009, in connection with this plan.
Postretirement Benefit Plan
     We maintain a postretirement benefit plan for certain executives that provides retiree medical and dental benefits. The plan is an other post-employment benefit plan and is not funded. We had recorded non-current liabilities of $1.0 million as of May 1, 2010, $0.9 million as of January 30, 2010 and $0.7 million as of May 2, 2009, for the accumulated postretirement benefit obligations. Pension expense and the liability related to this plan was not material to our unaudited condensed consolidated financial statements for any period presented.
10. Stock Repurchase Program
     We repurchase our common stock from time to time under a stock repurchase program. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward. During the first quarter of 2010, the Company repurchased 1.3 million shares of our common stock for $36.7 million. We did not repurchase any shares of common stock during the first quarter of 2009.
     Program to date, we have returned $683.9 million to shareholders in the form of 44.0 million shares repurchased, at an average price of $16 per share. As of May 1, 2010, we had approximately $166.1 million of repurchase authorization remaining under our $850.0 million share repurchase program.
11. Stock-Based Compensation
     Under the provisions of ASC Topic 718, “Compensation –Stock Compensation” (“ASC 718”), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement.
Stock Options
     We have stock option plans under which we may grant qualified and non-qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees. Stock options may not be granted at less than the fair market value at the date of grant. Stock options generally vest over four years on a pro rata basis and expire after eight years. All outstanding stock options and restricted stock immediately vest upon (i) a change in control of the Company and (ii) termination of the employee within one year of such change of control. We did not grant any stock options during the first quarter of 2010 or fiscal 2009.
     The fair value of options was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires certain assumptions, including estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the unaudited condensed consolidated statements of income.
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

     The following table summarizes stock option transactions for common stock during the first quarter of 2010:

			Weighted-Average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Term	Value
	(In thousands)		(In years)	(In millions)
Outstanding as of January 31, 2010	1,311	$14.85
Granted	—	—
Exercised	(448)	13.24
Cancelled	(4)	17.17

Outstanding as of May 1, 2010	859	$15.68	4.32	$11.5

Options vested and expected to vest[1] at May 1, 2010	813	$15.56	4.32	$11.0

Exercisable as of May 1, 2010	609	$14.76	3.92	$8.7

[1]	The number of options expected to vest takes into consideration estimated expected forfeitures.
     We recognized $0.9 million in compensation expense related to stock options during the first quarter of 2010 and $0.6 million during the first quarter of 2009. The intrinsic value of options exercised was $7.1 million in the first quarter of fiscal 2010 and $6.3 million in the first quarter of fiscal 2009.
     The following table summarizes information regarding non-vested outstanding stock options as of May 1, 2010:

		Weighted Average
		Grant-Date
	Shares	Fair Value
	(In thousands)
Non-vested as of January 31, 2010	611	$7.83
Granted	—	—
Vested	(357)	7.64
Cancelled	(4)	8.29

Non-vested as of May 1, 2010	250	$8.08

     As of May 1, 2010, there was $1.7 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining weighted-average vesting period of one year. We expect to recognize $1.1 million of this cost in fiscal 2010, $0.5 million in fiscal 2011 and $0.1 million in fiscal 2012.
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
     The following table summarizes non-vested shares of stock outstanding as of May 1, 2010:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
	(In thousands)
Outstanding as of January 31, 2010	980	$18.76
Granted	287	26.17
Vested	(410)	17.48
Cancelled	(9)	17.75

Outstanding as of May 1, 2010	848	$21.90

     Total compensation expense is being amortized over the vesting period. Compensation expense related to non-vested stock activity was $2.1 million for the first quarter of 2010 compared to $2.0 million for the first quarter of 2009. As of May 1, 2010, there was $12.1 million of unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over the weighted average period of two years. The total fair value of shares vested was $7.2 million during the first quarter of fiscal 2010 and $3.9 million during the first quarter of fiscal 2009.
Performance Shares
     Certain of our executives have been awarded performance shares, pursuant to performance shares agreements. The performance shares vest at the end of three years of continuous service with us, and the number of shares ultimately awarded is contingent upon meeting various cumulative consolidated earnings targets. Compensation cost for the performance shares is periodically reviewed and adjusted based upon the probability of achieving certain performance goals targets. If the probability of achieving targets changes, compensation cost will be adjusted in the period that the probability of achievement changes.
     The following table summarizes performance shares of stock outstanding as of May 1, 2010:

		Weighted-
		Average
		Grant-Date
	Shares	Fair Value
	(In thousands)
Outstanding as of January 31, 2010	664	$17.35
Granted	145	28.60
Vested	(152)	17.82
Cancelled	—	—

Outstanding as of May 1, 2010	657	$19.72

     Total compensation expense is being amortized over the vesting period. Compensation expense related to performance shares was $1.0 million for the first quarter of 2010 compared to $0.6 million for the first quarter of 2009. As of May 1, 2010, there was $8.7 million of unrecognized compensation cost related to performance shares that is expected to be recognized over the weighted average period of two years.
12. Commitments and Contingent Liabilities
     We are party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results from operations or cash flows. As of May 1, 2010, we had not issued any third party guarantees.
13. Income Taxes
     The effective income tax rate was 39.6% for the first quarter of 2010 and 40.7% for the first quarter of 2009. We review the annual effective tax rate on a quarterly basis and make necessary changes if information or events merit. The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occur); changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occur); or impacts from tax law changes. To the extent such changes impact our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occur.
     We follow the provisions of ASC Topic 740, “Income Taxes”, which includes the accounting and disclosure for uncertainty in income taxes. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.
     We had $5.0 million of unrecognized tax benefit related to uncertain tax contingency liabilities remaining as of May 1, 2010, including accrued penalties and interest of $1.7 million. Uncertain tax positions of $3.6 million as of May 1, 2010, which is inclusive of interest and penalties, would favorably impact our effective tax rate if these net liabilities were reversed. As of May 1, 2010, $1.0 million of uncertain tax positions were classified in current liabilities.

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
Introduction
     Aéropostale, Inc. and subsidiaries is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 7 to 12 year-old kids through its P.S. from Aéropostale stores. The Company provides customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment. Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise. Aéropostale products can only be purchased in its Aéropostale stores and online at www.aeropostale.com. P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores and online at www.ps4u.com. As of May 1, 2010, we operated 941 Aéropostale stores consisting of 897 stores in 49 states and Puerto Rico and 44 stores in Canada and 21 P.S. from Aéropostale stores in eight states. In addition, pursuant to a Licensing Agreement, our international licensee operated eight Aéropostale stores in the United Arab Emirates as of May 1, 2010.
     Effective February 2010, Julian R. Geiger, who had served as our Chairman and Chief Executive Officer since 1996, elected to end his service as Chief Executive Officer. Mr. Geiger continues to serve as Chairman of our Board of Directors and as a part-time advisor to the Company. Also effective February 2010, Mindy C. Meads and Thomas P. Johnson were each promoted to the position of Co-Chief Executive Officer. In addition, also effective February 12, 2010, Michael J. Cunningham was promoted to the position of President and Chief Financial Officer. (see Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion).
     Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” is intended to provide information to help you better understand our financial condition and results of operations. Our business is highly seasonal, and historically we realize a significant portion of our sales, net income, and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in our third quarter and the holiday selling season in our fourth quarter. Therefore, our interim period consolidated financial statements may not be indicative of our full-year results of operations, financial condition or cash flows. We recommend that you read this section along with our condensed consolidated financial statements included in this report and along with our Annual Report on Form 10-K for the year ended January 30, 2010.
     The discussion in the following section is on a consolidated basis, unless indicated otherwise.
Results of Operations
Overview
     We achieved net sales of $463.6 million for the first quarter of 2010, or a 14% increase when compared to the first quarter of 2009. Gross profit, as a percentage of net sales, increased by 3.2 percentage points and SG&A, as a percentage of net sales, increased by 0.1 percentage points for the first quarter of 2010. The effective income tax rate was 39.6% for the first quarter of 2010 and 40.7% for the first quarter of 2009. Net income for the first quarter of 2010 was $45.4 million, or $0.48 per diluted share, compared to net income of $31.7 million, or $0.31 per diluted share, for the first quarter of 2009.

     As of May 1, 2010, we had working capital of $292.7 million, cash and cash equivalents of $312.7 million, no short-term investments and no debt outstanding. Consolidated merchandise inventories decreased by 5% and by 11% on a per retail square foot basis at May 1, 2010 compared to May 2, 2009.
     We operated 962 stores at May 1, 2010, an increase of 5% from the same period last year, attributable to new P.S. from Aéropostale stores in the U.S and new Aéropostale stores in both the U.S. and Canada.
     The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended
	May 1, 2010	May 2, 2009
Net sales	100.0%	100.0%
Gross profit	39.4%	36.2%
Selling, general and administrative expenses	23.2%	23.1%
Income from operations	16.2%	13.1%
Interest income	0.0%	0.0%
Income before income taxes	16.2%	13.1%
Income taxes	6.4%	5.3%
Net income	9.8%	7.8%
Key Performance Indicators
     We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 weeks ended
	May 1, 2010	May 2, 2009
Net sales (in millions)	$463.6	$408.0
Total store count at end of period	962	920
Comparable store count at end of period	882	812
Net sales growth	14%	21%
Comparable store sales change	8%	11%
Comparable average unit retail change	(2)%	6%
Comparable units per sales transaction change	3%	3%
Comparable sales transaction growth	6%	1%
Net store sales per average square foot	$125	$118
Average net sales per store (in thousands)	$452	$425
Gross profit (in millions)	$182.8	$147.9
Income from operations (in millions)	$75.2	$53.4
Diluted earnings per share	$0.48	$0.31
Average store square footage growth over comparable period	5%	11%
Change in total inventory at end of period	(5)%	(4)%
Change in inventory per store square foot at end of period	(11)%	(13)%
Percentages of net sales by category:
Women’s	71%	72%
Men’s	29%	28%

Comparison of the 13 weeks ended May 1, 2010 to the 13 weeks ended May 2, 2009
Net Sales
     Net sales for the first quarter of 2010 increased by $55.6 million, or by 14% compared to the same period last year. The increase in net sales was driven by an increase in comparable store sales of 8% or $28.4 million, average store square footage growth of 5% (primarily from new stores) and from a 42% increase in our e-commerce business. Comparable store sales increased in both our young women’s and young men’s categories. The overall comparable store sales increase reflected increases of 6% in the number of sales transactions and 3% in units per sales transaction partially offset by a decrease of 2% in average unit retail. Non-comparable store sales increased by $27.2 million due primarily to 42 more stores open at the end of the first quarter of 2010 compared to the end of the first quarter of 2009. Total non-comparable sales includes net sales from our e-commerce business which increased by $7.1 million during the first quarter of 2010 when compared to the same period last year.
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
     Gross profit, as a percentage of net sales, increased by 3.2 percentage points for the first quarter of 2010 compared to the same period last year. The increase was due to an increase in merchandise margin of 2.7 percentage points due primarily to improved merchandise sell-through and less markdowns and the leveraging impact of distribution, transportation and buying costs of 0.5 percentage points.
SG&A
     SG&A includes costs related to selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, information technology maintenance costs and expenses, insurance and legal expenses, store pre-opening costs and other corporate level expenses. Store pre-opening costs include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.
     SG&A increased by 0.1 percentage points, as a percentage of net sales, for the first quarter of 2010 compared to the first quarter of 2009. The slight increase was driven by 0.4 percentage points of higher marketing investments and 0.2 percentage points of e-commerce transaction related expenses due to growth in that business, which was partially offset by 0.4 percentage points of lower corporate related expenses and 0.2 percentage points of lower store-line expenses.
     SG&A increased by $13.2 million for the first quarter of 2010 compared to the first quarter of 2009. The increase in SG&A was largely due to increases of $5.8 million in store-line expenses and $2.7 million in store and e-commerce transaction costs resulting primarily from new store growth and increased sales. Additional increases were higher marketing expenses of $2.5 million and $2.2 million in corporate expenses, which included higher benefits and other corporate expenses.
Income taxes
     The effective income tax rate was 39.6% for the first quarter of 2010 and 40.7% for the first quarter of 2009. The decrease in the effective tax rate was due to less nondeductible officer’s compensation this year.
Net income
     Net income was $45.4 million, or $0.48 per diluted share, for the first quarter of 2010, compared to net income of $31.7 million, or $0.31 per diluted share, for the first quarter of 2009. Earnings per share increased by 55% for the first quarter of 2010, due to both the increase in net income of 43% and fewer weighted average shares outstanding resulting from our repurchase of our stock.
Liquidity and Capital Resources
     Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement or enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Generally, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents and our credit facility, if necessary. At May 1, 2010, we had working capital of $292.7 million, cash and cash equivalents of $312.7 million and no debt outstanding under our $150.0 million credit facility.

     The following table sets forth our cash flows for the period indicated:

	13 weeks ended
	May 1, 2010	May 2, 2009
	(In thousands)
Net cash provided by operating activities	$6,808	$19,650
Net cash used in investing activities	(14,737)	(9,120)
Net cash (used in) provided by financing activities	(27,019)	8,580
Effect of exchange rate changes	688	107

Net (decrease) increase in cash and cash equivalents	$(34,260)	$19,217

     Operating activities — Net cash provided by operating activities decreased by $12.8 million for the first quarter of 2010 compared to the same period in 2009. This decrease was attributable primarily to the timing of payment of liabilities and was partially offset by the increase in cash generated through operations.
     Consolidated merchandise inventories decreased by 5%, and by 11% on a per store square foot basis, as of May 1, 2010 as compared to May 2, 2009. Improved sell-through of merchandise this year resulted in less markdown inventory compared to last year.
     Due to the seasonality of our business, we have historically generated a significant portion of our cash flows from operating activities in the second half of the year, and we expect this trend to continue through the remaining periods of this year.
     Investing activities — Net cash used in investing activities related to capital expenditures was $14.7 million for the first quarter of 2010 compared to $9.1 million for the first quarter of 2009.
     Capital requirements — Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. During fiscal 2010, we now plan to invest approximately $90.0 million in capital expenditures to open approximately 25 Aéropostale stores, including a street level store in Times Square in New York City, approximately 30 P.S. from Aéropostale stores and approximately 40 store remodels, in addition to certain information technology investments. In the first quarter of 2010, we opened 7 Aéropostale stores, 7 P.S. from Aéropostale stores and remodeled five Aéropostale stores.
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
     During the first quarter of 2010, we repurchased 1.3 million shares of our common stock for $36.7 million. We did not repurchase any shares of common stock during the first quarter of 2009. Program to date, we have returned $683.9 million to shareholders in the form of 44.0 million shares repurchased, at an average price of $16 per share. We have approximately $166.1 million of repurchase authorization remaining as of May 1, 2010 under the $850.0 million share repurchase program.
     We have an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”). The Credit Facility provides for a $150.0 million revolving credit line. The Credit Facility is available for working capital and general corporate purposes. The Credit Facility is scheduled to mature on November 13, 2012, and no amounts were outstanding as of May 1, 2010.

Contractual Obligations
     The following table summarizes our contractual obligations as of May 1, 2010:

			Payments Due
		Balance of	In 2011	In 2013	After
	Total	2010	and 2012	and 2014	2014
	(In thousands)
Contractual Obligations
Real estate operating leases	$757,961	$108,662	$208,332	$179,382	$261,585
Equipment operating leases	11,842	2,892	6,593	2,357	—
Employment agreements	6,347	2,970	3,377	—	—

Total contractual obligations	$776,150	$114,524	$218,302	$181,739	$261,585

     The real estate operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately 23% of minimum lease obligations in fiscal 2009. In addition, the above table does not include variable costs paid to landlords such as maintenance, insurance and real estate taxes, which represented approximately 60% of minimum lease obligations in fiscal 2009.
     Our open purchase orders are cancelable without penalty and are therefore not included in the above table.
     As discussed in Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements, we have a Supplemental Executive Retirement Plan (“SERP”) liability of $25.8 million at May 1, 2010; a Postretirement Benefit Plan liability of $1.0 million at May 1, 2010; and a Long-Term Incentive Deferred Compensation Plan liability of $1.1 million at May 1, 2010. Such liability amounts are not reflected in the table above. As a result of the Chairman of the Board and former Chief Executive Officer’s election to end his service as Chief Executive Officer, and as a result of our former Senior Vice President of Design’s retirement, we expect to make payments in the next nine months of approximately $17.5 million from our SERP, which amount is included in the total SERP liability of $25.8 million (see Notes 3 and 9 to the Notes to Unaudited Condensed Consolidated Financial Statements).
     There were no financial guarantees and no commercial commitments outstanding as of May 1, 2010.
     Our total liabilities for unrecognized tax benefits were $5.0 million at May 1, 2010, of which $1.0 million is classified in accrued expenses. We cannot make a reasonable estimate of the amount and period of related future payments for these non-current liabilities of $4.0 million. Therefore these liabilities were not included in the above table.
Off-Balance Sheet Arrangements
     Other than operating lease commitments set forth in the table above, we are not party to any material off-balance sheet financing arrangements. We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of May 1, 2010, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.
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
     Critical accounting policies are those that are most important to the portrayal of our financial condition and the results of operations and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies have been discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010. In applying such policies, management must use significant estimates that are based on its informed judgment. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.
     As of May 1, 2010, there have been no material changes to any of the critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     As of May 1, 2010, we had no outstanding borrowings under our Credit Facility. In addition, we had no stand-by or commercial letters of credit issued under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk related to interest rate fluctuations.
     Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss. The balance of the unrealized gain included in accumulated other comprehensive loss was approximately $1.7 million as of May 1, 2010. A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $3.3 million, which would be recorded in other comprehensive loss as an unrealized gain or loss.
     We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars. These foreign currency transaction gains and losses are charged or credited to earnings as incurred. We do not hedge our exposure to this currency exchange fluctuation and transaction gains and losses to date have not been significant.

Item 4.	Controls and Procedures
     (a) Evaluation of Disclosure Controls and Procedures: Pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers along with our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Co-Chief Executive Officers along with our President and Chief Financial Officer concluded that as of the end of our first quarter ended May 1, 2010, our disclosure controls and procedures are effective.
     (b) Changes in internal controls: During our first fiscal quarter, there have been no changes in our internal controls over our financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     In January 2008, we learned that the Securities and Exchange Commission (the “SEC”) had issued a formal order of investigation with respect to matters arising from the activities of Christopher L. Finazzo, our former Executive Vice President and Chief Merchandising Officer. The SEC’s investigation is a non-public, fact-finding inquiry to determine whether any violations of law have occurred. We are cooperating fully with the investigation into this matter.
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
     Trade restrictions such as increased tariffs or quotas, or both, could affect the importation of apparel in general and increase the cost and reduce the supply of merchandise available to us. Much of our merchandise is sourced directly from foreign vendors in Asia, the Far East and Central America. In addition, many of our domestic vendors represent production facilities overseas. Global inflationary economic conditions would likely increase the costs of manufacturing the goods we sell in our stores. Any reduction in merchandise available to us or any increase in its cost due to inflationary economic conditions or tariffs, quotas or local political issues could have a material adverse effect on our results of operations. If manufacturing costs were to rise significantly, our business may be adversely affected.
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
     Our growth will largely depend on our ability to open and operate new stores successfully. In fiscal 2009, we opened 24 Aéropostale stores in the U.S. including Puerto Rico, 15 Aéropostale stores in Canada and 14 P.S. from Aéropostale stores in the U.S. In fiscal 2008, we opened 72 Aéropostale stores in the U.S. and 17 Aéropostale stores in Canada. We expect to continue to open new stores in the future. We also anticipate remodeling a portion of our existing Aéropostale store base at the appropriate times. To the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in previously existing stores in those same markets. There are however a finite number of suitable locations and malls within the United States and Canada in which to locate our Aéropostale stores. As we reach that maximum number of locations, there can be no assurance we will continue to find additional locations which are suitable for our Aéropostale stores, and as such, the future store growth of Aéropostale in the United States and Canada will be adversely affected.
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
  We rely on a third party to manage the warehousing and order fulfillment for our E-Commerce business; any disruption of these activities could have a material adverse effect on our E-commerce business.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We repurchase our common stock from time to time under a stock repurchase program. On December 7, 2009, our Board of Directors approved a $250.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $850.0 million. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. Our purchases of treasury stock for the first quarter of fiscal 2010 and remaining availability pursuant to our share repurchase program were as follows:

				Approximate Dollar
			Total Number of	Value of Shares
	Total Number		Shares Purchased	that may yet be
	of Shares	Average	as Part of Publicly	Purchased Under the
	(or Units)	Price Paid	Announced Plans	Plans or Programs
Period	Purchased	per Share	or Programs	(a) (b)
				(In thousands)
January 31 to February 27, 2010	—	$—	—	$202,823
February 28 to April 3, 2010	1,267,297	28.95	1,267,297	$166,131
April 4 to May 1, 2010	—	—	—	$166,131

Total	1,267,297	$28.95	1,267,297

(a)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

(b)	Includes additional $250.0 million of repurchase availability that was approved on December 7, 2009.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. Reserved
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibit No.	Description
10.7	Second Amended and Restated Loan and Security Agreement, dated November 13, 2007, by and between Bank of America, N.A. and Aéropostale, Inc.*

10.8	Second Amended and Restated Equity Interest Pledge Agreement, dated November 13, 2007, by and between Bank of America, N.A. and Aéropostale, Inc.*

10.9	Second Amended and Restated Guaranty , dated November 13, 2007, by and between Bank of America, N.A. and Aéropostale, Inc.*

10.10	Second Amended and Restated Security Agreement, dated November 13, 2007, by and between Bank of America, N.A. and Aéropostale, Inc.*

31.1	Certification by Thomas P. Johnson, Co-Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.1	Certification by Mindy C. Meads, Co-Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit No.	Description
31.2	Certification by Michael J. Cunningham, President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Thomas P. Johnson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification by Mindy C. Meads pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification by Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aéropostale, Inc.
/s/ THOMAS P. JOHNSON
Thomas P. Johnson
Co-Chief Executive Officer (Co-Principal Executive Officer)

/s/ MINDY C. MEADS
Mindy C. Meads
Co-Chief Executive Officer (Co-Principal Executive Officer)

/s/ MICHAEL J. CUNNINGHAM
Michael J. Cunningham
President — Chief Financial Officer (Principal Financial Officer)

Dated: June 4, 2010