Form 10-Q
period 2010-09-08
AEROPOSTALE INC
filed 2010-09-08
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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

The Registrant had 92,455,136 shares of common stock outstanding as of August 27, 2010.

AÉROPOSTALE, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	July 31, 2010	January 30, 2010	August 1, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$297,466	$346,976	$245,454
Merchandise inventory	215,457	132,915	200,993
Deferred income taxes	21,681	21,683	10,928
Prepaid taxes	17,954	—	4,826
Prepaid expenses and other current assets	32,550	28,443	28,612
Total current assets	585,108	530,017	490,813
Fixtures, equipment and improvements, net	273,206	251,558	256,978
Deferred income taxes	4,082	6,383	12,216
Other assets	4,020	4,351	2,631
TOTAL ASSETS	$866,416	$792,309	$762,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$140,950	$90,850	$125,009
Accrued gift cards	16,272	24,559	12,623
Accrued expenses and other current liabilities	97,886	126,431	69,397
Total current liabilities	255,108	241,840	207,029
Deferred rent, tenant allowances and other	99,814	102,019	98,731
Non-current retirement benefit plan liabilities	11,102	10,060	24,469
Uncertain tax contingency liabilities	2,901	3,901	2,833

Commitments and contingent liabilities (See notes 8, 9 and 12)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 138,130; 137,090 and 136,742 shares issued	1,381	1,371	1,367
Additional paid-in capital	189,500	171,815	162,952
Accumulated other comprehensive loss	(5,454)	(6,993)	(6,926)
Retained earnings	1,011,774	922,790	763,595
Treasury stock 44,675; 43,095 and 35,981 shares, at cost	(699,710)	(654,494)	(491,412)
Total stockholders’ equity	497,491	434,489	429,576
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$866,416	$792,309	$762,638

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	13 weeks ended		26 weeks ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(Unaudited)

Net sales	$494,706	$453,020	$958,347	$861,044

Cost of sales (includes certain buying, occupancy and warehousing expenses)	310,076	287,328	590,898	547,462

Gross profit	184,630	165,692	367,449	313,582

Selling, general and administrative expenses	113,162	101,282	220,830	195,728

Income from operations	71,468	64,410	146,619	117,854

Interest (expense) income	(13)	171	(40)	126

Income before income taxes	71,455	64,581	146,579	117,980

Income taxes	27,855	25,992	57,595	47,716

Net income	$43,600	$38,589	$88,984	$70,264

Basic earnings per share	$0.47	$0.38	$0. 95	$0.70

Diluted earnings per share	$0.46	$0.38	$0 .94	$0.69

Weighted average basic shares	93,473	101,079	93,692	100,863

Weighted average diluted shares	94,589	102,446	94,766	102,065

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	26 weeks ended
	July 31, 2010	August 1, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$88,984	$70,264
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	27,324	24,431
Stock-based compensation	7,442	6,565
Excess tax benefits from stock-based compensation	(3,880)	(1,609)
Other	(2,328)	(4,019)
Changes in operating assets and liabilities:
Merchandise inventory	(82,203)	(73,753)
Accounts payable	49,946	47,414
Other assets and liabilities	(67,101)	(24,902)

Net cash provided by operating activities	18,184	44,391

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(38,993)	(25,251)

Net cash used in investing activities	(38,993)	(25,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(39,469)	(13,473)
Proceeds from exercise of stock options	6,367	9,289
Excess tax benefits from stock-based compensation	3,880	1,609

Net cash used in financing activities	(29,222)	(2,575)

Effect of exchange rate changes	521	359

Net (decrease) increase in cash and cash equivalents	(49,510)	16,924

Cash and cash equivalents, beginning of year	346,976	228,530

Cash and cash equivalents, end of period	$297,466	$245,454

Supplemental Disclosure of Cash Flow Information:

Accruals related to purchases of property and equipment	$9,920	$4,987

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Aéropostale, Inc. is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 7 to 12 year-old kids through its P.S. from Aéropostale stores.  The Company provides customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise.  Aéropostale products can only be purchased in Aéropostale stores and online at www.aeropostale.com.  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores and online at www.ps4u.com.  As of July 31, 2010, we operated 948 Aéropostale stores, consisting of 902 stores in 49 states and Puerto Rico, 46 stores in Canada and 35 P.S. from Aéropostale stores in 12 states.  In addition, pursuant to a Licensing Agreement, our international licensee operated eight Aéropostale stores in the United Arab Emirates as of July 31, 2010.

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

References to “2010” or “fiscal 2010” mean the 52-week period ending January 29, 2011 and references to “2009” or “fiscal 2009” mean the 52-week period ended January 30, 2010.  References to “the second quarter of 2010” mean the thirteen-week period ended July 31, 2010 and references to “the second quarter of 2009” mean the thirteen-week period ended August 1, 2009.

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

3.  Executive Transition

Effective February 2010, our Chairman and Chief Executive Officer since 1996 elected to end his service as Chief Executive Officer.  He continues to serve as Chairman of our Board of Directors and as a part-time advisor to the Company.  Also effective February 2010, Mindy C. Meads and Thomas P. Johnson were each promoted to the position of Co-Chief Executive Officer.  In addition, effective February 2010, Michael J. Cunningham was promoted to the position of President and Chief Financial Officer.

During August 2010, we made a payment to our Chairman and former Chief Executive Officer from our Supplemental Executive Retirement Plan (“SERP”) of approximately $16.7 million.  Accordingly, the related SERP liability was classified as a current liability in our consolidated balance sheet as of July 31, 2010 and January 30, 2010.  Such amount was paid from our cash flows from operations.  In connection with this payment, during the third quarter of 2010, we will record a charge of approximately $6.3 million in selling, general and administrative expenses, with a corresponding amount recorded to relieve accumulated other comprehensive loss included in our stockholder’s equity.  This accounting treatment is in accordance with settlement accounting procedures under the provisions of ASC 715-30-35-79.

4.  Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores and at the time our e-commerce customers take possession of merchandise.  Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized.  Shipping revenue from our e-commerce customers is also included in sales revenue.  Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum royalty levels.  Revenue is not recorded on the purchase of gift cards or store credits. A current liability is recorded upon purchase, and revenue is recognized when the gift card or store credits are redeemed for merchandise.  We also recognize breakage income for the portion of gift cards estimated to be unredeemed.  We have relieved our legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction.  We therefore determined that the likelihood of certain gift cards being redeemed by the customer was remote, based upon historical redemption patterns of gift cards.  For those gift cards that we determined redemption to be remote, we reversed our liability and recorded gift card breakage income in net sales.  In the second quarter of 2010, we recorded $0.2 million in net sales related to gift card breakage income compared to $0.4 million in the second quarter of 2009.  In the first twenty-six weeks of 2010, we recorded $1.0 million in net sales related to gift card breakage income compared to $1.1 million in the first twenty-six weeks of 2009.

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

6.  Other Comprehensive Income

The following table sets forth the components of total comprehensive income:

	13 weeks ended		26 weeks ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(In thousands)
Net income	$43,600	$38,589	$88,984	$70,264
Other comprehensive income:
Changes in pension liability, net of tax	135	(88)	270	(177)
Changes in foreign currency translation adjustment 1	(335)	1,680	1,269	2,249
Total comprehensive income	$43,400	$40,181	$90,523	$72,336

        The following table sets forth the components of accumulated other comprehensive loss:

	July 31, 2010	January 30, 2010	August 1, 2009
	(In thousands)
Pension liability, net of tax	$(6,772)	$(7,042)	$(6,507)
Cumulative foreign currency translation adjustment 1	1,318	49	(419)
Total accumulated other comprehensive loss	$(5,454)	$(6,993)	$(6,926)

            1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

7.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended		26 weeks ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(In thousands, except per share data)
Net income	$43,600	$38,589	$88,984	$70,264
Weighted average basic shares	93,473	101,079	93,692	100,863
Impact of dilutive securities	1,116	1,367	1,074	1,202
Weighted average diluted shares	94,589	102,446	94,766	102,065
Earnings per basic share	$0.47	$0.38	$0.95	$0.70
Earnings per diluted share	$0.46	$0.38	$0.94	$0.69

All options to purchase shares were included in the computation of diluted earnings per share during the second quarter of 2010, the second quarter of 2009 and the first twenty-six weeks of 2010.  Options to purchase 408,230 shares during the first twenty-six weeks of 2009 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

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

Events of default under the Credit Facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default on leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, institution of legal process or proceedings under federal, state or civil statutes, legal challenges to loan documents, and a change in control.  If an event of default occurs, the Lender will be entitled to take various actions, including the acceleration of amounts due thereunder and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral.  Upon the occurrence of an event of default under the Credit Facility, the lenders may cease making loans, terminate the Credit Facility, and declare all amounts outstanding to be immediately due and payable.  As of July 31, 2010, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.  As of July 31, 2010, we had no outstanding balances or stand-by or commercial letters of credit issued under the Credit Facility.

9.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	July 31, 2010	January 30, 2010	August 1, 2009
	(In Thousands)
SERP	$26,407	$25,282	$22,924
Long-term incentive deferred compensation plan	1,222	935	786
Postretirement benefit plan	1,025	923	759
Total	28,654	27,140	24,469
Less amount classified in accrued expenses related to SERP	17,552	17,080	—
Long-term retirement benefit plan liabilities	$11,102	$10,060	$24,469

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

The components of net periodic pension benefit cost are as follows:

	13 weeks ended		26 weeks ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(In thousands)
Service cost	$214	171	$427	$343
Interest cost	349	378	698	757
Amortization of prior experience cost	18	18	37	37
Amortization of net loss	221	157	442	314
Net periodic pension benefit cost	$802	$724	$1,604	$1,451

We had non-current liabilities of $8.9 million as of July 31, 2010, $8.2 million as of January 30, 2010 and $22.9 million as of August 1, 2009, in connection with this plan.  Additionally, the SERP liability related to our Chairman and former Chief Executive Officer and our former Senior Vice President of Design has been classified as a current liability included in our consolidated balance sheet as of July 31, 2010 and January 30, 2010 based upon the timing of expected payments (see note 3 for a further discussion).

Long-term Incentive Plan

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management.  The plan is a non-qualified, non-contributory defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP.  We record annual monetary credits to each participant’s account based on compensation levels and years as a participant in the plan.  Annual interest credits are applied to the balance of each participant’s account based upon established benchmarks.  Each annual credit is subject to a three-year cliff-vesting schedule, and participants’ accounts will be fully vested upon retirement after completing five years of service and attaining age 55.  We had liabilities of $1.2 million as of July 31, 2010, $0.9 million as of January 30, 2010 and $0.8 million as of August 1, 2009, in connection with this plan.

Postretirement Benefit Plan

We maintain a postretirement benefit plan for certain executives that provides retiree medical and dental benefits.  The plan is an other post-employment benefit plan, or OPEB, and is not funded.  We had recorded non-current liabilities of $1.0 million as of July 31, 2010, $0.9 million as of January 30, 2010 and $0.8 million as of August 1, 2009, for the accumulated postretirement benefit obligations.  Pension expense and the liability related to this plan was not material to our unaudited condensed consolidated financial statements for any period presented.

10.  Stock Repurchase Program

We repurchase our common stock from time to time under a stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.  The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward.  During the second quarter of 2010, the Company repurchased 0.1 million shares of our common stock for $2.8 million, as compared to repurchases of 0.6 million shares for $13.5 million during the second quarter of 2009.  During the first twenty-six weeks of 2010, the Company repurchased 1.4 million shares for $39.5 million, as compared to repurchases of 0.6 million shares for $13.5 million during the first twenty-six weeks of 2009.

Program to date, we have returned $686.6 million to shareholders in the form of 44.1 million shares repurchased, at an average price of approximately $16 per share.  As of July 31, 2010, we had approximately $163.4 million of repurchase authorization remaining under our $850.0 million share repurchase program.

11.  Stock-Based Compensation

Under the provisions of ASC Topic 718, “Compensation –Stock Compensation” (“ASC 718”), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement.

Stock Options

We have stock option plans under which we may grant qualified and non-qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees.  The stock options may not be granted at less than the fair market value at the date of grant.  The stock options generally vest over four years on a pro rata basis and expire after eight years.  All outstanding stock options and restricted stock immediately vest upon (i) a change in control of the Company and (ii) termination of the employee within one year of such change of control.  We did not grant any stock options during the first twenty-six weeks of fiscal 2010 or fiscal 2009.

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

The following table summarizes stock option transactions for common stock during the first twenty-six weeks of 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of January 31, 2010	1,311	$14.85
Granted	—	—
Exercised	(480)	13.29
Cancelled	(15)	17.95
Outstanding as of July 31, 2010	816	$15.71	4.09	$10.4
Options vested and expected to vest1 at July 31, 2010	775	$15.61	4.09	$9.9
Exercisable as of July 31, 2010	586	$14.88	3.72	$7.9

1 The number of options expected to vest takes into consideration estimated expected forfeitures.

We recognized $0.3 million in compensation expense related to stock options during the second quarter of 2010 and $0.7 million during the second quarter of 2009.  We recognized $1.2 million in compensation expense related to stock options in the first twenty-six weeks of 2010 and $1.3 million in the first twenty-six weeks of 2009.

For the first twenty-six weeks of 2010, the intrinsic value of options exercised was $7.3 million as compared to $8.8 million for the first twenty-six weeks of 2009.

The following table summarizes information regarding non-vested outstanding stock options as of July 31, 2010:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of January 31, 2010	611	$7.83
Granted	—	—
Vested	(367)	7.65
Cancelled	(14)	8.17
Non-vested as of July 31, 2010	230	$8.04

        As of July 31, 2010, there was $1.4 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining weighted-average vesting period of approximately one year.

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

The following table summarizes non-vested shares of stock outstanding as of July 31, 2010:

	Shares	Weighted- Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 31, 2010	980	$18.76
Granted	289	26.18
Vested	(410)	17.48
Cancelled	(29)	18.28
Outstanding as of July 31, 2010	830	$21.99

Total compensation expense is being amortized over the vesting period.  Compensation expense related to non-vested stock activity was $2.0 million for the second quarter of 2010 compared to $1.8 million for the second quarter of 2009.  Compensation expense related to non-vested stock activity was $4.1 million for the first twenty-six weeks of 2010 compared to $3.8 million for the first twenty-six weeks of 2009.

As of July 31, 2010, there was $10.1 million of unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over the weighted average period of two years.  No shares vested during the second quarter of fiscal 2010 and the second quarter of fiscal 2009.  The total fair value of shares vested was $7.2 million during the first twenty-six weeks of fiscal 2010 and $3.9 million during the first twenty-six weeks of fiscal 2009.

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

    The following table summarizes performance shares of stock outstanding as of July 31, 2010:

	Shares	Weighted- Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 31, 2010	664	$17.35
Granted	145	28.60
Vested	(152)	17.82
Cancelled	(22)	17.42
Outstanding as of July 31, 2010	635	$19.80

Total compensation expense is being amortized over the vesting period.  Compensation expense related to performance shares was $1.1 million for the second quarter of 2010 compared to $0.9 million for the second quarter of 2009.  Compensation expense related to performance shares was $2.1 million for the first twenty-six weeks of 2010 compared to $1.5 million for the first twenty-six weeks of 2009.

As of July 31, 2010, there was $7.6 million of unrecognized compensation cost related to performance shares that is expected to be recognized over the weighted average period of two years.

12.  Commitments and Contingent Liabilities

We are party to various litigation matters and proceedings in the ordinary course of business.  In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results from operations or cash flows.

As of July 31, 2010, we had not issued any third party guarantees.

13.  Income Taxes

The effective income tax rate was 39.0% for the second quarter of 2010 and 40.2% for the second quarter of 2009.  The effective income tax rate was 39.3% for first twenty-six weeks of 2010 and 40.4% for the first twenty-six weeks of 2009.  We review the annual effective tax rate on a quarterly basis and make necessary changes if information or events merit.  The estimated annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates.  The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occur); changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occur); or impacts from tax law changes.  To the extent such changes impact our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occur.

    We follow the provisions of ASC Topic 740, “Income Taxes”, which includes the accounting and disclosure for uncertainty in income taxes.  We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

    We had $4.0 million of unrecognized tax benefit related to uncertain tax contingency liabilities remaining as of July 31, 2010, including accrued penalties and interest of $1.2 million.  Uncertain tax positions of $2.6 million as of July 31, 2010, which is inclusive of interest and penalties, would favorably impact our effective tax rate if these net liabilities were reversed.  As of July 31, 2010, $1.1 million of uncertain tax positions were classified in current liabilities.

    We file income tax returns in the U.S. and in various states, Canada and Puerto Rico.  Our 2006 through 2008 returns are currently under audit by the IRS.  Currently, no significant issues have been identified and we expect the audit to be completed by the end of 2010.  All tax returns remain open for examination generally for our 2005 through 2007 tax years by various taxing authorities.  However, certain states may keep their statute open for six to ten years.

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

Introduction

Aéropostale, Inc. and subsidiaries is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 7 to 12 year-old kids through its P.S. from Aéropostale stores.  The Company provides customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise.  Aéropostale products can only be purchased in Aéropostale stores and online at www.aeropostale.com.  P.S. from Aéropostale products can only be purchased in P.S. from Aéropostale stores and online at www.ps4u.com.  As of July 31, 2010, we operated 948 Aéropostale stores consisting of 902 stores in 49 states and Puerto Rico, 46 stores in Canada and 35 P.S. from Aéropostale stores in 12 states.  In addition, pursuant to a Licensing Agreement, our international licensee operated eight Aéropostale stores in the United Arab Emirates as of July 31, 2010.

Effective February 2010, our Chairman and Chief Executive Officer since 1996 elected to end his service as Chief Executive Officer.  He continues to serve as Chairman of our Board of Directors and as a part-time advisor to the Company.  Also effective February 2010, Mindy C. Meads and Thomas P. Johnson were each promoted to the position of Co-Chief Executive Officer.  In addition, effective February 2010, Michael J. Cunningham was promoted to the position of President and Chief Financial Officer (see Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion).

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

Results of Operations

Overview

    We achieved net sales of $494.7 million for the second quarter of 2010, or a 9% increase when compared to the second quarter of 2009.  Gross profit, as a percentage of net sales, increased by 0.7 percentage points and SG&A, as a percentage of net sales, increased by 0.5 percentage points for the second quarter of 2010.  The effective income tax rate was 39.0% for the second quarter of 2010 and 40.2% for the second quarter of 2009.  Net income for the second quarter of 2010 was $43.6 million, or $0.46 per diluted share, compared to net income of $38.6 million, or $0.38 per diluted share, for the second quarter of 2009.

    As of July 31, 2010, we had working capital of $330.0 million, cash and cash equivalents of $297.5 million, no short-term investments and no debt outstanding.  Consolidated merchandise inventories increased by 7% and remained flat on a per retail square foot basis at July 31, 2010 compared to August 1, 2009.

    We operated 983 stores at July 31, 2010, an increase of 6% from the same period last year, attributable to new P.S. from Aéropostale stores in the U.S and new Aéropostale stores in both the U.S. and Canada.

    The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		26 weeks ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	37.3%	36.6%	38.3%	36.4%
Selling, general and administrative expenses	22.9%	22.4%	23.0%	22.7%
Income from operations	14.4%	14.2%	15.3%	13.7%
Interest income	0.0%	0.0%	0.0%	0.0%
Income before income taxes	14.4%	14.2%	15.3%	13.7%
Income taxes	5.6%	5.7%	6.0%	5.5%
Net income	8.8%	8.5%	9.3%	8.2%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 weeks ended		26 weeks ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales (in millions)	$494.7	$453.0	$958.3	$861.0
Total store count at end of period	983	927	983	927
Comparable store count at end of period	883	822	883	822
Net sales growth	9%	20%	11%	21%
Comparable store sales change	4%	12%	5%	11%
Comparable average unit retail change	(1)%	3%	(1)%	5%
Comparable units per sales transaction change	3%	5%	3%	4%
Comparable sales transaction change	2%	3%	4%	2%
Net sales per average square foot	$134	$131	$260	$249
Gross profit (in millions)	$184.6	$165.7	$367.4	$313.6
Income from operations (in millions)	$71.5	$64.4	$146.6	$117.9
Diluted earnings per share	$0.46	$0.38	$0.94	$0.69
Average square footage growth over comparable period	6%	8%	5%	9%
Change in total inventory over comparable period	7%	9%	7%	9%
Change in inventory per square foot over comparable period	—	4%	—	4%
Percentages of net sales by category:
Young Women’s	68%	69%	69%	70%
Young Men’s	32%	31%	31%	30%

Comparison of the 13 weeks ended July 31, 2010 to the 13 weeks ended August 1, 2009

Net Sales

     Net sales for the second quarter of 2010 increased by $41.7 million, or by 9% compared to the same period last year.  The increase in net sales was driven by an increase in comparable store sales of 4% or $14.7 million and average store square footage growth of 6% primarily from new stores.  Comparable store sales increased in both our young women’s and young men’s categories.  The overall comparable store sales increase reflected increases of 2% in the number of sales transactions and 3% in units per sales transaction, partially offset by a decrease of 1% in average unit retail.  Non-comparable store sales increased by $27.0 million due primarily to 56 more stores open at the end of the second quarter of 2010 compared to the end of the second quarter of 2009.  Total non-comparable sales includes net sales from our e-commerce business which increased by 32% or $5.1 million during the second quarter of 2010 when compared to the same period last year.

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

    Gross profit, as a percentage of net sales, increased by 0.7 percentage points for the second quarter of 2010 compared to the same period last year.  The increase was due to an increase in merchandise margin of 0.9 percentage points, which was partially offset by higher occupancy costs of 0.2 percentage points.

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

    SG&A increased by 0.5 percentage points, as a percentage of net sales, for the second quarter of 2010 compared to the second quarter of 2009.  The increase was driven by 0.4 percentage points of higher marketing investments, 0.3 percentage points of higher in-store technology investments and 0.2 percentage points of higher e-commerce transaction related expenses due to growth in that business.  These increases were partially offset by 0.4 percentage points of lower corporate related expenses.

    SG&A increased by $11.9 million for the second quarter of 2010 compared to the second quarter of 2009.  The increase in SG&A was largely due to increases of $6.3 million in store-line expenses and $2.5 million in marketing expenses.  Additional increases were $2.1 million in store and e-commerce transaction costs resulting primarily from new store growth and increased sales and $1.0 million in corporate expenses, which included higher information technology costs and other corporate expenses.

Income taxes

    The effective income tax rate was 39.0% for the second quarter of 2010 and 40.2% for the second quarter of 2009.  The decrease in the effective tax rate was due to less nondeductible officer’s compensation this year.

Net income

    Net income was $43.6 million, or $0.46 per diluted share, for the second quarter of 2010, compared to net income of $38.6 million, or $0.38 per diluted share, for the second quarter of 2009.  Earnings per share increased by 21% for the second quarter of 2010, due to both the increase in net income of 13% and fewer weighted average shares outstanding resulting from our repurchase of our common stock.

Comparison of the 26 weeks ended July 31, 2010 to the 26 weeks ended August 1, 2009

Net Sales

    Net sales for the first twenty-six weeks of 2010 increased by $97.3 million, or by 11% compared to the same period last year.  The increase in net sales was driven by an increase in comparable store sales of 5% or $43.1 million and average square footage growth of 5%, primarily from new stores.  Comparable store sales increased in both our young women’s and young men’s categories.  The overall comparable store sales increase reflected increases of 4% in the number of sales transactions and 3% in units per sales transaction partially offset by a decrease of 1% in average unit retail.  Non-comparable store sales increased by $54.2 million due primarily to 56 more stores open at the end of the first twenty-six weeks of 2010 compared to the end of the first twenty-six weeks of 2009.  Total non-comparable sales includes net sales from our e-commerce business which increased by 37% or $12.2 million during the first twenty-six weeks of 2010 when compared to the same period last year.

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

    Gross profit, as a percentage of net sales, increased by 1.9 percentage points for the first twenty-six weeks of 2010 compared to the same period last year. The increase was due primarily to an increase in merchandise margin of 1.8 percentage points and lower distribution and transportation costs of 0.2 percentage points.

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

    SG&A increased by 0.3 percentage points, as a percentage of net sales, for the first twenty-six weeks of 2010 compared to the first twenty-six weeks of 2009.  The increase was driven by 0.4 percentage points of higher marketing investments, 0.3 percentage points of higher store and e-commerce transaction related expenses due to growth in that business, partially offset by 0.4 percentage points of lower corporate related expenses.

    SG&A increased by $25.1 million for the first twenty-six weeks of 2010 compared to the first twenty-six weeks of 2009. The increase in SG&A was largely due to an increase of $12.2 million in store-line expenses, a $4.9 million increase in marketing expenses and higher store and e-commerce transaction costs of $4.8 million resulting primarily from new store growth and increased sales.  Additionally the increase was due to a $3.2 million increase in corporate expenses, which included higher benefits and other corporate expenses.

Income taxes

The effective income tax rate was 39.3% for the first twenty-six weeks of 2010 and 40.4% for the first twenty-six weeks of 2009.  The reduction in the effective income tax rate was due primarily to lower non-deductible officers' compensation.

Net income

Net income was $89.0 million, or $0.94 per diluted share, for the first twenty-six weeks of 2010, compared to net income of $70.3 million, or $0.69 per diluted share, for the first twenty-six weeks of 2009.  Earnings per share increased by 36% for the first twenty-six weeks of 2010 due primarily to the increase in net income of 27% and fewer weighted average shares outstanding resulting from our repurchase of our common stock.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement or enhancement of our information technology systems.  Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Generally, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year.  We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents and our credit facility, if necessary.  At July 31, 2010, we had working capital of $330.0 million, cash and cash equivalents of $297.5 million and no debt outstanding under our $150.0 million credit facility.  Additionally, we repurchase our common stock from time to time under a stock repurchase program.

The following table sets forth our cash flows for the period indicated:

	26 weeks ended
	July 31, 2010	August 1, 2009
	(In thousands)
Net cash provided by operating activities	$18,184	$44,391
Net cash used in investing activities	(38,993)	(25,251)
Net cash used in financing activities	(29,222)	(2,575)
Effect of exchange rate changes	521	359
Net (decrease) increase in cash and cash equivalents	$(49,510)	$16,924

Operating activities — Net cash provided by operating activities decreased by $26.2 million for the first twenty-six weeks of 2010 compared to the same period in 2009.  This decrease was attributable primarily to the timing of payment of liabilities, primarily income tax payments, which was partially offset by the increase in cash generated through operations.

Consolidated merchandise inventories increased by 7%, and remained flat on a per store square foot basis, as of July 31, 2010 as compared to August 1, 2009.

Due to the seasonality of our business, we have historically generated a significant portion of our cash flows from operating activities in the second half of the year, and we expect this trend to continue through the remaining periods of this year.

Investing activities – Net cash used in investing activities related to capital expenditures was $39.0 million for the first twenty-six weeks of 2010 compared to $25.3 million for the first twenty-six weeks of 2009.

    Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores and investments in information technology.  Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures.  During fiscal 2010, we plan to invest between $90.0 million and $95.0 million in capital expenditures.  In the first twenty-six weeks of 2010, we opened 15 Aéropostale stores, 21 P.S. from Aéropostale stores and remodeled 13 Aéropostale stores.  During the second half of the fiscal year, we plan to open approximately 20 Aéropostale stores, approximately 11 P.S. from Aéropostale stores and approximately 28 store remodels.

    Financing activities — We repurchase our common stock from time to time under a stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.  The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward.

During the first twenty-six weeks of 2010, the Company repurchased 1.4 million shares of our common stock for $39.5 million, as compared to repurchases of 0.6 million shares for $13.5 million during the first twenty-six weeks of 2009.  Program to date, we have returned $686.6 million to shareholders in the form of 44.1 million shares repurchased, at an average price of approximately $16 per share.  We have approximately $163.4 million of repurchase authorization remaining as of July 31, 2010 under the $850.0 million share repurchase program.

    We have an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”).  The Credit Facility provides for a $150.0 million revolving credit line.  The Credit Facility is available for working capital and general corporate purposes.  The Credit Facility is scheduled to mature on November 13, 2012, and no amounts were outstanding as of July 31, 2010.

Contractual Obligations

The following table summarizes our contractual obligations as of July 31, 2010:

		Payments Due
		Balance of	In 2011	In 2013	After
	Total	2010	and 2012	and 2014	2014
	(In thousands)
Contractual Obligations
Real estate operating leases	$912,976	$55,400	$235,644	$208,162	$413,770
Equipment operating leases	10,756	1,806	6,593	2,357	—
Employment agreements	5,691	2,314	3,377	—	—
Total contractual obligations	$929,423	$59,520	$245,614	$210,519	$413,770

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

As discussed in Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements, we have a Supplemental Executive Retirement Plan (“SERP”) liability of $26.4 million at July 31, 2010; a Postretirement Benefit Plan liability of $1.0 million at July 31, 2010; and a Long-Term Incentive Deferred Compensation Plan liability of $1.2 million at July 31, 2010.  Such liability amounts are not reflected in the table above.  As a result of the Chairman and former Chief Executive Officer’s election to end his service as Chief Executive Officer, and as a result of our former Senior Vice President of Design’s retirement, we expect to make payments in the next six months of approximately $17.6 million from our SERP, which amount is included in the total SERP liability of $26.4 million (see Notes 3 and 9 to the Notes to Unaudited Condensed Consolidated Financial Statements).

There were no financial guarantees and no commercial commitments outstanding as of July 31, 2010.

Our total liabilities for unrecognized tax benefits were $4.0 million at July 31, 2010, of which $1.1 million is classified as current.  We cannot make a reasonable estimate of the amount and period of related future payments for these non-current liabilities of $2.9 million.  Therefore these liabilities were not included in the above table.

Off-Balance Sheet Arrangements

    Other than operating lease commitments set forth in the table above, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of July 31, 2010, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

    As of July 31, 2010, there have been no material changes to any of the critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of July 31, 2010, we had no outstanding borrowings under our Credit Facility.  In addition, we had no stand-by or commercial letters of credit issued under the Credit Facility.  To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk related to interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss.  The balance of the unrealized gain included in accumulated other comprehensive loss was approximately $1.3 million as of July 31, 2010.  A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $3.4 million, which would be recorded in other comprehensive loss as an unrealized gain or loss.

We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars.  These foreign currency transaction gains and losses are charged or credited to earnings as incurred.  We do not hedge our exposure to this currency exchange fluctuation and transaction gains and losses to date have not been significant.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  Pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Co-Chief Executive Officers along with our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Co-Chief Executive Officers along with our President and Chief Financial Officer concluded that as of the end of our second quarter ended July 31, 2010, our disclosure controls and procedures are effective.

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

Trade restrictions such as increased tariffs or quotas, or both, could affect the importation of apparel in general and increase the cost and reduce the supply of merchandise available to us.  Much of our merchandise is sourced directly from foreign vendors in Asia, the Far East and Central America.  In addition, many of our domestic vendors represent production facilities overseas.  Global inflationary economic conditions would likely increase the costs of manufacturing the goods we sell in our stores.  Any reduction in merchandise available to us or any increase in its cost due to inflationary economic conditions or tariffs, quotas or local political issues or other circumstances could have a material adverse effect on our results of operations.  If manufacturing costs were to rise significantly, our business may be adversely affected.

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

    Failure to comply with regulatory requirements

    As a public company, we are subject to numerous regulatory requirements. Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Sarbanes-Oxley Act of 2002, the SEC and the NYSE. Failure to comply with such laws and regulations could have a material adverse effect on our reputation, financial condition and on the market price of our common stock.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our common stock from time to time under a stock repurchase program.  On December 7, 2009, our Board of Directors approved a $250.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $850.0 million.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.  The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward.  Our purchases of treasury stock for the second quarter of fiscal 2010 and remaining availability pursuant to our share repurchase program were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a) (b)
				(In thousands)
May 2 to May 29, 2010	—	$—	—	$166,131
May 30 to July 3, 2010	100,000	27.77	100,000	$163,354
July 4 to July 31, 2010	—	—	—	$163,354
Total	100,000	$27.77	100,000
__________

(a)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

(b)	Includes additional $250.0 million of repurchase availability that was approved on December 7, 2009.

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

Dated: September 8, 2010