Form 10-Q/A
period 2010-12-03
AEROPOSTALE INC
filed 2010-12-03
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q/A

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

Explanatory Note

We are filing this Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended July 31, 2010 as originally filed with the Securities and Exchange Commission on September 8, 2010 (the “Form 10-Q”).  The sole purpose of this Form 10-Q/A is to file an amended Exhibit 10.7. Certain portions of the information that was omitted from the Exhibit 10.7 that was originally filed with the Form 10-Q pursuant to a request for confidential treatment under Exchange Act Rule 24b-2 have now been included.

In connection with the filing of this Form 10-Q/A and pursuant to the rules of the Securities and Exchange Commission, we are including with this Form 10-Q/A currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II — OTHER INFORMATION

Item 6.                       Exhibits

The following documents are the exhibits to this Form 10-Q/A.  For convenient reference, each exhibit is listed according to the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
10.7	Second Amended and Restated Loan and Security Agreement, dated November 13, 2007, by and between Bank of America, N.A. and Aéropostale, Inc.* #
10.8	Second Amended and Restated Equity Interest Pledge Agreement, dated November 13, 2007, by and between Bank of America, N.A. and Aéropostale, Inc. **
10.9	Second Amended and Restated Guaranty , dated November 13, 2007, by and between Bank of America, N.A. and Aéropostale, Inc. **
10.10	Second Amended and Restated Security Agreement, dated November 13, 2007, by and between Bank of America, N.A. and Aéropostale, Inc. **
31.1	Certification by Thomas P. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification by Michael J. Cunningham, President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification by Thomas P. Johnson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification by Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
____________

*	Filed or furnished herewith.
**	Filed as Exhibit to the Company’s Form 10-Q filed with the Securities Exchange Commission on September 8, 2010.
#
Certain Confidential Information contained in this Exhibit was omitted by means of redacting portions of the text and replacing each of the redacted portions with an asterisk. A complete copy of this Exhibit has been previously filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a Confidential Treatment Request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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

Dated: December 3, 2010