Form 10-Q
period 2010-12-08
AEROPOSTALE INC
filed 2010-12-08
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2010
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

The Registrant had 87,968,635 shares of common stock outstanding as of November 26, 2010.

AÉROPOSTALE, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	October 30, 2010	January 30, 2010	October 31, 2009

ASSETS
Current Assets:
Cash and cash equivalents	$239,457	$346,976	$285,627
Merchandise inventory	239,391	132,915	221,516
Deferred income taxes	15,079	21,683	10,928
Prepaid taxes	13,839	—	—
Prepaid expenses and other current assets	39,180	28,443	32,308
Total current assets	546,946	530,017	550,379
Fixtures, equipment and improvements, net	293,409	251,558	262,331
Deferred income taxes	2,748	6,383	14,050
Other assets	4,261	4,351	2,078
TOTAL ASSETS	$847,364	$792,309	$828,838

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$142,572	$90,850	$144,564
Accrued gift cards	15,806	24,559	12,285
Accrued expenses and other current liabilities	76,131	126,431	109,767
Total current liabilities	234,509	241,840	266,616
Deferred rent, tenant allowances and other	102,540	102,019	101,196
Non-current retirement benefit plan liabilities	10,711	10,060	9,629
Uncertain tax contingency liabilities	2,986	3,901	2,948

Commitments and contingent liabilities (See notes 8, 9 and 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 90,661; 137,090 and 136,845 shares issued	907	1,371	1,368
Additional paid-in capital	193,012	171,815	169,012
Accumulated other comprehensive loss	(1,486)	(6,993)	(7,030)
Retained earnings	305,946	922,790	826,226
Treasury stock 65; 43,095 and 37,748 shares, at cost	(1,761)	(654,494)	(541,127)
Total stockholders’ equity	496,618	434,489	448,449
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$847,364	$792,309	$828,838

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	13 weeks ended		39 weeks ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Net sales	$602,756	$567,838	$1,561,103	$1,428,882

Cost of sales (includes certain buying, occupancy and warehousing expenses)	382,169	344,921	973,067	892,383

Gross profit	220,587	222,917	588,036	536,499

Selling, general and administrative expenses	124,285	117,236	345,115	312,964

Income from operations	96,302	105,681	242,921	223,535

Interest (expense) income	(10)	27	(50)	153

Income before income taxes	96,292	105,708	242,871	223,688

Income taxes	37,757	43,079	95,352	90,795

Net income	$58,535	$62,629	$147,519	$132,893

Basic earnings per share	$0.64	$0.62	$1.58	$1.32

Diluted earnings per share	$0.63	$0.61	$1.57	$1.30

Weighted average basic shares	91,954	100,322	93,113	100,683

Weighted average diluted shares	92,916	101,987	94,150	102,039

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	39 weeks ended
	October 30, 2010	October 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$147,519	$132,893
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	41,904	37,411
Stock-based compensation	10,766	10,785
Excess tax benefits from stock-based compensation	(3,880)	(2,436)
Other	11,356	(6,037)
Changes in operating assets and liabilities:
Merchandise inventory	(106,061)	(94,325)
Prepaid expenses and other assets	(10,423)	(3,026)
Accounts payable	51,542	66,999
Accrued expenses and other liabilities	(75,211)	7,019

Net cash provided by operating activities	67,512	149,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(79,886)	(42,306)

Net cash used in investing activities	(79,886)	(42,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(106,255)	(63,041)
Proceeds from exercise of stock options	6,557	10,304
Excess tax benefits from stock-based compensation	3,880	2,436

Net cash used in financing activities	(95,818)	(50,301)

Effect of exchange rate changes	673	421

Net (decrease) increase in cash and cash equivalents	(107,519)	57,097

Cash and cash equivalents, beginning of year	346,976	228,530

Cash and cash equivalents, end of period	$239,457	$285,627

Supplemental Disclosure of Cash Flow Information:

Accruals related to purchases of property and equipment	$3,665	$6,405

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Aéropostale, Inc. is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 7 to 12 year-old kids through its P.S. from Aéropostale stores.  The Company provides customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise.  Aéropostale products can only be purchased in Aéropostale stores and online at www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores and online at www.ps4u.com.  As of October 30, 2010, we operated 958 Aéropostale stores, consisting of 904 stores in 49 states and Puerto Rico, 54 stores in Canada as well as 44 P.S. from Aéropostale stores in 13 states.  In addition, pursuant to a Licensing Agreement, our international licensee operated eight Aéropostale stores in the United Arab Emirates as of October 30, 2010.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States.  However, in the opinion of our management, all adjustments necessary for a fair presentation of the results of the interim periods have been made.  These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities.  Actual results may materially differ from these estimates.

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

References to “2010” or “fiscal 2010” mean the 52-week period ending January 29, 2011 and references to “2009” or “fiscal 2009” mean the 52-week period ended January 30, 2010.  References to “the third quarter of 2010” mean the thirteen-week period ended October 30, 2010 and references to “the third quarter of 2009” mean the thirteen-week period ended October 31, 2009.

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

3.  Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores and at the time our e-commerce customers take possession of merchandise.  Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized.  Shipping revenue from our e-commerce customers is also included in sales revenue.  Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum royalty levels.  Revenue is not recorded on the purchase of gift cards or store credits. A current liability is recorded upon purchase, and revenue is recognized when the gift card or store credits are redeemed for merchandise.  We also recognize breakage income for the portion of gift cards estimated to be unredeemed.  We have relieved our legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction.  We therefore determined that the likelihood of certain gift cards being redeemed by the customer was remote, based upon historical redemption patterns of gift cards.  For those gift cards that we determined redemption to be remote, we reversed our liability and recorded gift card breakage income in net sales.  In the third quarter of 2010, we recorded $0.5 million in net sales related to gift card breakage income compared to $0.4 million in the third quarter of 2009.  We recorded $1.5 million in net sales related to gift card breakage income during both the first thirty-nine weeks of 2010 and 2009.

4.  Cost of Sales and Selling, General and Administrative Expenses

Cost of sales includes costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing, freight from the distribution center to the stores, shipping and handling costs, payroll for our design, buying and merchandising departments, and occupancy costs.  Occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs and maintenance, depreciation and amortization and impairment charges.

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

5.  Stockholders’ Equity

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

On November 11, 2010, our Board of Directors authorized a $300.0 million increase in our share repurchase program bringing the total share repurchase program authorized to date to $1.15 billion.  During the third quarter of 2010, the Company repurchased 2.9 million shares of our common stock for $66.8 million, as compared to repurchases of 1.8 million shares for $49.5 million during the third quarter of 2009.  During the first thirty-nine weeks of 2010, the Company repurchased 4.2 million shares for $106.3 million, as compared to repurchases of 2.3 million shares for $63.0 million during the first thirty-nine weeks of 2009.

Program to date through the end of the third quarter of 2010, we have returned $753.4 million to shareholders in the form of 46.9 million shares repurchased, at an average price of approximately $16 per share.  After taking into account the additional repurchase authorization on November 11, 2010, the Company had approximately $396.6 million of repurchase authorization remaining under the Company’s repurchase program as of October 30, 2010.

Retirement of Treasury Stock

On October 20, 2010, we retired 47.5 million shares of our treasury stock.  These shares remain as authorized stock; however they are now considered unissued.  In accordance with ASC Topic 505, “Equity” (“ASC 505”), the treasury stock retirement resulted in a reduction of the following on our consolidated balance sheet: common stock by $0.4 million, treasury stock by $764.8 million and retained earnings by $764.4 million.  There was no effect on total stockholders’ equity position as a result of the retirement.

Comprehensive Income (Loss)

The following table sets forth the components of total comprehensive income:

	13 weeks ended		39 weeks ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(In thousands)
Net income	$58,535	$62,629	$147,519	$132,893
Other comprehensive income:
Changes in pension liability, net of tax	3,628	(89)	3,898	(266)
Changes in foreign currency translation adjustment 1	340	(15)	1,609	2,234
Total comprehensive income	$62,503	$62,525	$153,026	$134,861

The following table sets forth the components of accumulated other comprehensive loss:

	October 30, 2010	January 30, 2010	October 31, 2009
	(In thousands)
Pension liability, net of tax	$(3,144)	$(7,042)	$(6,596)
Cumulative foreign currency translation adjustment 1	1,658	49	(434)
Total accumulated other comprehensive loss	$(1,486)	$(6,993)	$(7,030)

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

6.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended		39 weeks ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(In thousands, except per share data)
Net income	$58,535	$62,629	$147,519	$132,893
Weighted average basic shares	91,954	100,322	93,113	100,683
Impact of dilutive securities	962	1,665	1,037	1,356
Weighted average diluted shares	92,916	101,987	94,150	102,039
Earnings per basic share	$0.64	$0.62	$1.58	$1.32
Earnings per diluted share	$0.63	$0.61	$1.57	$1.30

All options to purchase shares were included in the computation of diluted earnings per share during the third quarter of 2010, the third quarter of 2009 and the first thirty-nine weeks of 2010.  Options to purchase 272,153 shares during the first thirty-nine weeks of 2009 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.

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

Loans under the Credit Facility are secured by all our assets and are guaranteed by the Guarantors.  Upon the occurrence of a Cash Dominion Event (as defined in the Credit Facility and includes either any event of default or failure to maintain availability in an amount greater than 15% of the borrowing base) our ability to borrow funds, make investments, pay dividends and repurchase shares of our common stock would be limited, among other limitations. Direct borrowings under the Credit Facility bear interest at a margin over either LIBOR or a Base Rate (as each such term is defined in the Credit Facility).

The Credit Facility also contains covenants that, subject to specified exceptions, restrict our ability to, among other things:

•	incur additional debt or encumber assets of the Company;
•	merge with or acquire other companies, liquidate or dissolve;
•	sell, transfer, lease or dispose of assets; and
•	make loans or guarantees.

Events of default under the Credit Facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default on leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, institution of legal process or proceedings under federal, state or civil statutes, legal challenges to loan documents, and a change in control.  If an event of default occurs, the Lender will be entitled to take various actions, including the acceleration of amounts due thereunder and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral.  Upon the occurrence of an event of default under the Credit Facility, the lender may cease making loans, terminate the Credit Facility, and declare all amounts outstanding to be immediately due and payable.  As of October 30, 2010, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.  As of October 30, 2010, we had no outstanding balances or stand-by or commercial letters of credit issued under the Credit Facility.

8.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	October 30, 2010	January 30, 2010	October 31, 2009
	(In Thousands)
SERP	$10,641	$25,282	$23,773
Long-term incentive deferred compensation plan	1,341	935	886
Postretirement benefit plan	1,075	923	812
Total	13,057	27,140	25,471
Less amount classified in accrued expenses related to SERP	2,346	17,080	15,842
Long-term retirement benefit plan liabilities	$10,711	$10,060	$9,629

401(k) Plan

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements.  Under the terms of the plan, employees may contribute, subject to statutory limitations, up to 14% of their gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants.  We also have the option to make additional contributions.  Each matching contribution vests over a five-year service period with 20% vesting after two years and 50% vesting after year three.  Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after five years of service.

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

The components of net periodic pension benefit cost are as follows:

	13 weeks ended		39 weeks ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(In thousands)
Service cost	$229	$172	$656	$515
Interest cost	130	379	828	1,136
Amortization of prior experience cost	19	19	56	56
Amortization of net loss	58	157	500	471
Net periodic pension benefit cost	$436	$727	$2,040	$2,178

During August 2010, we made a payment of approximately $16.7 million to our Chairman, who also previously served as our former Chief Executive Officer from our Supplemental Executive Retirement Plan (“SERP”).  Accordingly, the related SERP liability was classified as a current liability on our consolidated balance sheet as of January 30, 2010.  Such amount was paid from our cash flows from operations.  In connection with this payment, during the third quarter of 2010, we recorded a charge of $6.4 million in selling, general and administrative expenses representing the settlement loss, with a corresponding amount recorded to relieve accumulated other comprehensive loss included in our stockholder’s equity ($3.9 million, net of tax).  This accounting treatment is in accordance with settlement accounting procedures under the provisions of ASC 715-30-35-79.

We re-measured the SERP obligation as of August 1, 2010 as a result of the settlement discussed above.  We had non-current liabilities of $8.3 million as of October 30, 2010, $8.2 million as of January 30, 2010 and $7.9 million as of October 31, 2009, in connection with this plan.  Additionally, the SERP liability related to our former executives has been classified as a current liability included in our consolidated balance sheet as of October 30, 2010 based upon the timing of future expected payments.

Long-term Incentive Plan

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management.  The plan is a non-qualified, non-contributory defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP.  We record annual monetary credits to each participant’s account based on compensation levels and years as a participant in the plan.  Annual interest credits are applied to the balance of each participant’s account based upon established benchmarks.  Each annual credit is subject to a three-year cliff-vesting schedule, and participants’ accounts will be fully vested upon retirement after completing five years of service and attaining age 55.  We had liabilities of $1.3 million as of October 30, 2010, $0.9 million as of January 30, 2010 and $0.9 million as of October 31, 2009, in connection with this plan.

Postretirement Benefit Plan

We maintain a postretirement benefit plan for certain executives that provides retiree medical and dental benefits.  The plan is an other post-employment benefit plan, or OPEB, and is not funded.  We had recorded non-current liabilities of $1.1 million as of October 30, 2010, $0.9 million as of January 30, 2010 and $0.8 million as of October 31, 2009, for the accumulated postretirement benefit obligations.  Pension expense and the liability related to this plan were not material to our unaudited condensed consolidated financial statements for any period presented.

9.  Stock-Based Compensation

Under the provisions of ASC Topic 718, “Compensation –Stock Compensation” (“ASC 718”), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement.

Stock Options

We have stock option plans under which we may grant qualified and non-qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees.  The stock options may not be granted at less than the fair market value at the date of grant.  The stock options generally vest over four years on a pro rata basis and expire after eight years.  All outstanding stock options immediately vest upon (i) a change in control of the Company and (ii) termination of the employee within one year of such change of control.  All restricted stock and performance shares immediately vest upon a change in control of the Company.  We did not grant any stock options during the first thirty-nine weeks of fiscal 2010 or fiscal 2009.

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

The following table summarizes stock option transactions for common stock during the first thirty-nine weeks of 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of January 31, 2010	1,311	$14.85
Granted	—	—
Exercised	(491)	13.37
Cancelled	(28)	17.36
Outstanding as of October 30, 2010	792	$15.67	3.82	$6.9
Options vested and expected to vest1 at October 30, 2010	757	$15.56	3.82	$6.7
Exercisable as of October 30, 2010	585	$14.81	3.48	$5.6

1 The number of options expected to vest takes into consideration estimated expected forfeitures.

We recognized $0.4 million in compensation expense related to stock options during the third quarter of 2010 and $0.7 million during the third quarter of 2009.  We recognized $1.6 million in compensation expense related to stock options in the first thirty-nine weeks of 2010 and $1.9 million in the first thirty-nine weeks of 2009.

For the first thirty-nine weeks of 2010, the intrinsic value of options exercised was $5.4 million as compared to $10.5 million for the first thirty-nine weeks of 2009.

The following table summarizes information regarding non-vested outstanding stock options as of October 30, 2010:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of January 31, 2010	611	$7.83
Granted	—	—
Vested	(377)	7.65
Cancelled	(27)	7.90
Non-vested as of October 30, 2010	207	$8.15

As of October 30, 2010, there was $1.0 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining weighted-average vesting period of approximately one year.

Non-Vested Stock

Certain of our employees and all of our directors have been awarded non-vested stock, pursuant to non-vested stock agreements. The non-vested stock awarded to employees generally cliff vest after up to three years of continuous service with us.  Initial grants of non-vested stock awarded to directors cliff vest after a three-year period, based upon continuous service. Subsequent grants of non-vested stock awarded to directors vest in full one year after the grant-date.

The following table summarizes non-vested shares of stock outstanding as of October 30, 2010:

	Shares	Weighted- Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 31, 2010	980	$18.76
Granted	306	26.00
Vested	(419)	17.74
Cancelled	(58)	20.50
Outstanding as of October 30, 2010	809	$21.91

Total compensation expense is being amortized over the vesting period.  Compensation expense related to non-vested stock activity was $2.3 million for the third quarter of 2010 and the third quarter of 2009.  Compensation expense related to non-vested stock activity was $6.4 million for the first thirty-nine weeks of 2010 compared to $6.0 million for the first thirty-nine weeks of 2009.

As of October 30, 2010, there was $8.4 million of unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over the weighted average period of one year.  The total fair value of shares vested was $0.2 million during the third quarter of fiscal 2010 and $0.3 million during the third quarter of fiscal 2009.  The total fair value of shares vested was $7.4 million during the first thirty-nine weeks of fiscal 2010 and $4.2 million during the first thirty-nine weeks of fiscal 2009.

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

The following table summarizes performance shares of stock outstanding as of October 30, 2010:

	Shares	Weighted- Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 31, 2010	664	$17.35
Granted	75	28.60
Vested	(152)	17.82
Cancelled	(47)	18.47
Outstanding as of October 30, 2010	540	$18.67

Total compensation expense is being amortized over the vesting period.  Compensation expense related to performance shares was $0.7 million for the third quarter of 2010 compared to $1.3 million for the third quarter of 2009.  Compensation expense related to performance shares was $2.7 million for the first thirty-nine weeks of 2010 compared to $2.8 million for the first thirty-nine weeks of 2009.

As of October 30, 2010, there was $4.9 million of unrecognized compensation cost related to performance shares that is expected to be recognized over the weighted average period of one year.

10.  Commitments and Contingent Liabilities

We are party to various litigation matters and proceedings in the ordinary course of business.  In the opinion of our management, dispositions of these matters are not expected to have a material adverse affect on our financial position, results from operations or cash flows.

As of October 30, 2010, we had not issued any third party guarantees.

11.  Income Taxes

The effective income tax rate was 39.2% for the third quarter of 2010 and 40.8% for the third quarter of 2009.  The effective income tax rate was 39.3% for first thirty-nine weeks of 2010 and 40.6% for the first thirty-nine weeks of 2009.  We review the annual effective tax rate on a quarterly basis and make necessary changes if information or events merit.  The estimated annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates.  The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets (such changes would be recorded discretely in the quarter in which they occur); changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occur); or impacts from tax law changes.  To the extent such changes impact our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occur.

We follow the provisions of ASC Topic 740, “Income Taxes”, which includes the accounting and disclosure for uncertainty in income taxes.  We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense.

We had $3.7 million of unrecognized tax benefit related to uncertain tax contingency liabilities remaining as of October 30, 2010, including accrued penalties and interest of $1.0 million.  Uncertain tax positions of $2.2 million as of October 30, 2010, which is inclusive of interest and penalties, would favorably impact our effective tax rate if these net liabilities were reversed.  As of October 30, 2010, $0.7 million of uncertain tax positions were classified in current liabilities.

We file income tax returns in the U.S. and in various states, Canada and Puerto Rico.  Our 2006 through 2008 returns are currently under audit by the IRS.  Currently, no significant issues have been identified and we expect the audit to be completed by the end of 2010.  All tax returns remain open for examination generally for our 2005 through 2009 tax years by various taxing authorities.  However, certain states may keep their statute open for six to ten years.

12.  Subsequent Event

On December 1, 2010, we announced that, effective on that day, Thomas P. Johnson, Co-Chief Executive Officer, was named the Company’s Chief Executive Officer.  Mr. Johnson is also continuing to serve as a member of our Board of Directors.  Accordingly, Mindy C. Meads is departing from the company, ending her tenure as both Co-Chief Executive Officer and a director, also effective December 1, 2010.

Additionally, effective December 1, 2010, we entered into a Separation Agreement and Release with Mindy C. Meads (the “Separation Agreement”).  Pursuant to the terms of the Separation Agreement, after a transition period, Ms. Meads will be departing from the company.  The separation agreement is not expected to have a material impact on our consolidated financial statements.  The Separation Agreement is filed as an exhibit to this Form 10-Q.

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

Introduction

Aéropostale, Inc. and its subsidiaries is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 7 to 12 year-old kids through its P.S. from Aéropostale stores.  The Company provides customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise.  Aéropostale products can only be purchased in Aéropostale stores and online at www.aeropostale.com.  P.S. from Aéropostale products can only be purchased in P.S. from Aéropostale stores and online at www.ps4u.com.  As of October 30, 2010, we operated 958 Aéropostale stores consisting of 904 stores in 49 states and Puerto Rico, 54 stores in Canada as well as 44 P.S. from Aéropostale stores in 13 states.  In addition, pursuant to a Licensing Agreement, our international licensee operated eight Aéropostale stores in the United Arab Emirates as of October 30, 2010.

On December 1, 2010, we announced that, effective on that day, Thomas P. Johnson, Co-Chief Executive Officer, was named the Company’s Chief Executive Officer.  Mr. Johnson is also continuing to serve as a member of our Board of Directors.  Accordingly, Mindy C. Meads is departing from the company, ending her tenure as both Co-Chief Executive Officer and a director, also effective December 1, 2010.

Additionally, effective December 1, 2010, we entered into a Separation Agreement and Release with Mindy C. Meads (the “Separation Agreement”).  Pursuant to the terms of the Separation Agreement, after a transition period, Ms. Meads will be departing from the company.  The separation agreement is not expected to have a material impact on our consolidated financial statements.  The Separation Agreement is filed as an exhibit to this Form 10-Q.

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

Results of Operations

Overview

We achieved net sales of $602.8 million for the third quarter of 2010, or a 6% increase when compared to the third quarter of 2009.  Gross profit, as a percentage of net sales, decreased by 2.7 percentage points and SG&A, as a percentage of net sales remained flat for the third quarter of 2010.  The effective income tax rate was 39.2% for the third quarter of 2010 and 40.8% for the third quarter of 2009.  Net income for the third quarter of 2010 was $58.5 million, or $0.63 per diluted share, compared to net income of $62.6 million, or $0.61 per diluted share, for the third quarter of 2009.

As of October 30, 2010, we had working capital of $312.4 million, cash and cash equivalents of $239.5 million, no short-term investments and no debt outstanding.  Average square footage growth was up 6% over the comparable prior year period.  Consolidated merchandise inventories increased by 8% and by 1% on a per-retail square foot basis at October 30, 2010 compared to October 31, 2009.

We operated 1,002 stores at October 30, 2010, an increase of 6% from the same period last year, attributable to new P.S. from Aéropostale stores in the U.S and new Aéropostale stores in both the U.S. and Canada.

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		39 weeks ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	36.6%	39.3%	37.7%	37.5%
Selling, general and administrative expenses	20.6%	20.6%	22.1%	21.9%
Income from operations	16.0%	18.7%	15.6%	15.6%
Interest income	0.0%	0.0%	0.0%	0.0%
Income before income taxes	16.0%	18.7%	15.6%	15.6%
Income taxes	6.3%	7.6%	6.1%	6.4%
Net income	9.7%	11.1%	9.5%	9.2%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 weeks ended		39 weeks ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Net sales (in millions)	$602.8	$567.8	$1,561.1	$1,428.9
Total store count at end of period	1,002	945	1,002	945
Comparable store count at end of period	884	850	884	850
Net sales growth	6%	18%	9%	20%
Comparable store sales change	0%	10%	3%	11%
Comparable average unit retail change	(6)%	3%	(3)%	4%
Comparable units per sales transaction change	4%	2%	3%	4%
Comparable sales transaction change	3%	5%	3%	3%
Net sales per average square foot	$157	$158	$419	$408
Gross profit (in millions)	$220.6	$222.9	$588.0	$536.5
Income from operations (in millions)	$96.3	$105.7	$242.9	$223.5
Diluted earnings per share	$0.63	$0.61	$1.57	$1.30
Average square footage growth over comparable period	6%	5%	6%	8%
Change in total inventory over comparable period	8%	7%	8%	7%
Change in inventory per square foot over comparable period	1%	0%	1%	0%
Percentages of net sales by category:
Young Women’s	68%	70%	69%	70%
Young Men’s	32%	30%	31%	30%

Comparison of the 13 weeks ended October 30, 2010 to the 13 weeks ended October 31, 2009

Net Sales

Net sales for the third quarter of 2010 increased by $34.9 million, or by 6% compared to the same period last year.  The increase in net sales was driven by an average store square footage growth of 6% primarily from new stores.  Overall comparable store sales remained flat for the third quarter of 2010 compared to the third quarter of 2009.  Comparable store sales increased in our young men’s category while the young women’s category decreased slightly.  The overall comparable store sales reflected increases of 3% in the number of sales transactions and 4% in units per sales transaction, partially offset by a decrease of 6% in average unit retail.  Non-comparable store sales increased by $34.2 million due primarily to 57 more stores open at the end of the third quarter of 2010 compared to the end of the third quarter of 2009.  Total non-comparable store sales includes net sales from our e-commerce business which increased by 17% or $5.6 million during the third quarter of 2010 when compared to the same period last year.

Gross Profit

Cost of sales includes costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing, freight from the distribution center to the stores, shipping and handling costs, payroll for our design, buying and merchandising departments, and occupancy costs.  Occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs and maintenance, depreciation and amortization and impairment charges.

Gross profit, as a percentage of net sales, decreased by 2.7 percentage points for the third quarter of 2010 compared to the same period last year.  The decrease was due to lower merchandise margin of 1.7 percentage points, primarily due to increased promotional activity.  The decrease was also due to higher occupancy of 1.0 percentage points, which included pre-opening costs for two New York City stores.

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

SG&A as a percentage of net sales remained flat for the third quarter of 2010 compared to the third quarter of 2009.  SG&A for the third quarter included a charge of 1.1 percentage points related to the retirement plan payment in August 2010, to our Chairman, who also previously served as our former Chief Executive Officer (see Note 8 to the Notes to Unaudited Condensed Consolidated Financial Statements).  Additionally, store-line expenses increased by 0.5 percentage points and marketing costs increased by 0.2 percentage points. These increases were offset by 2.0 percentage points of lower corporate related expenses, primarily due to lower incentive compensation.

SG&A increased by $7.0 million for the third quarter of 2010 compared to the third quarter of 2009.  The increase in SG&A was largely due to an increase of $6.9 million in store-line expenses, the SERP retirement plan charge of $6.4 million, an increase in store and e-commerce transaction expenses of $2.0 million, resulting primarily from new store growth and increased sales, and increased marketing expenses of $1.6 million.  These increases were offset by a decrease of $9.9 million in corporate expenses, primarily from lower incentive compensation.

Income taxes

The effective income tax rate was 39.2% for the third quarter of 2010 and 40.8% for the third quarter of 2009. The decrease in the effective tax rate was due primarily to less nondeductible officer’s compensation this year.

Net income

Net income was $58.5 million, or $0.63 per diluted share, for the third quarter of 2010, compared to net income of $62.6 million, or $0.61 per diluted share, for the third quarter of 2009.  Earnings per share increased by 3% for the third quarter of 2010.  The increase was due to fewer weighted average shares outstanding resulting from our repurchase of our common stock partially offset by a decrease in net income of 7%.

Comparison of the 39 weeks ended October 30, 2010 to the 39 weeks ended October 31, 2009

Net Sales

Net sales for the first thirty-nine weeks of 2010 increased by $132.2 million, or by 9% compared to the same period last year.  The increase in net sales was driven by an increase in comparable store sales of 3% or $43.8 million and average square footage growth of 6%, primarily from new stores.  Comparable store sales increased in both our young women’s and young men’s categories.  The overall comparable store sales increase reflected increases of 3% in the number of sales transactions and 3% in units per sales transaction partially offset by a decrease of 3% in average unit retail.  Non-comparable store sales increased by $88.5 million due primarily to 57 more stores open at the end of the first thirty-nine weeks of 2010 compared to the end of the first thirty-nine weeks of 2009.  Total non-comparable store sales includes net sales from our e-commerce business which increased by 27% or $17.8 million during the first thirty-nine weeks of 2010 when compared to the same period last year.

Gross Profit

Gross profit, as a percentage of net sales, increased by 0.2 percentage points for the first thirty-nine weeks of 2010 compared to the same period last year. The increase was due primarily to an increase in merchandise margin of 0.4 percentage points and lower distribution and transportation costs of 0.2 percentage points and lower buying costs of 0.1 percentage points.  This was partially offset by higher occupancy costs of 0.5 percentage points, which included pre-opening costs for two New York City stores, and higher depreciation costs of 0.1 percentage points.

SG&A

SG&A increased by 0.2 percentage points, as a percentage of net sales, for the first thirty-nine weeks of 2010 compared to the first thirty-nine of 2009.  The increase included 0.4 percentage points related to the SERP retirement plan payment.  Additionally, marketing expenses increased by 0.3 percentage points, store-line expenses increased by 0.2 percentage points, and  store and e-commerce transaction related expenses increased by 0.2 percentage points, due to growth in that business. These increases were offset by 1.0 percentage points of lower corporate related expenses, primarily from lower incentive compensation.

SG&A increased by $32.2 million for the first thirty-nine weeks of 2010 compared to the first thirty-nine weeks of 2009. The increase in SG&A was largely due to an increase of $19.1 million in store-line expenses, an increase in store and e-commerce transaction expenses of $6.8 million, an increase in marketing expenses of $6.5 million and the SERP retirement plan charge of $6.4 million.  These increases were partially offset by a decrease of $6.7 million in corporate expenses.

Income taxes

The effective income tax rate was 39.3% for the first thirty-nine weeks of 2010 and 40.6% for the first thirty-nine weeks of 2009.  The reduction in the effective income tax rate was due primarily to lower non-deductible officers’ compensation.

Net income

Net income was $147.5 million, or $1.57 per diluted share, for the first thirty-nine weeks of 2010, compared to net income of $132.9 million, or $1.30 per diluted share, for the first thirty-nine weeks of 2009.  Earnings per share increased by 21% for the first thirty-nine weeks of 2010.  The increase was due primarily to the increase in net income of 11% and fewer weighted average shares outstanding resulting from repurchase of our common stock.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement or enhancement of our information technology systems.  Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Generally, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year.  We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents and our credit facility, if necessary.  At October 30, 2010, we had working capital of $312.4 million, cash and cash equivalents of $239.5 million and no debt outstanding under our $150.0 million credit facility.  Additionally, we repurchase our common stock from time to time under a stock repurchase program (see Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements).

The following table sets forth our cash flows for the period indicated:

	39 weeks ended
	October 30, 2010	October 31, 2009
	(In thousands)
Net cash provided by operating activities	$67,512	$149,283
Net cash used in investing activities	(79,886)	(42,306)
Net cash used in financing activities	(95,818)	(50,301)
Effect of exchange rate changes	673	421
Net (decrease) increase in cash and cash equivalents	$(107,519)	$57,097

Operating activities — Net cash provided by operating activities decreased by $81.8 million for the first thirty-nine weeks of 2010 compared to the same period in 2009.  This decrease was attributable primarily to the timing of payment of liabilities, primarily income tax payments and the SERP retirement plan payment, which were partially offset by the increase in cash generated through operations.

Consolidated merchandise inventories increased by 8%, overall due to the store openings discussed above and increase in average square footage, and by 1% on a per store square foot basis, as of October 30, 2010 as compared to October 31, 2009.

Due to the seasonality of our business, we have historically generated a significant portion of our cash flows from operating activities in the second half of the year, and we expect this trend to continue through the remaining periods of this year.

Investing activities – Net cash used in investing activities related to capital expenditures was $79.9 million for the first thirty-nine weeks of 2010 compared to $42.3 million for the first thirty-nine weeks of 2009.

Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores and investments in information technology.  Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures.  During fiscal 2010, we plan to invest approximately $96.0 million in capital expenditures.  In the first thirty-nine weeks of 2010, we opened 27 Aéropostale stores, including our Times Square flagship store, 30 P.S. from Aéropostale stores and remodeled 28 Aéropostale stores.  During the remainder of the fiscal year, we plan to open approximately 8 Aéropostale stores, approximately 2 P.S. from Aéropostale stores and approximately 12 store remodels.

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

On November 11, 2010, our Board of Directors authorized a $300.0 million increase in our share repurchase program bringing the total share repurchase program authorized to date to $1.15 billion.  During the first thirty-nine weeks of 2010, the Company repurchased 4.2 million shares of our common stock for $106.3 million, as compared to repurchases of 2.3 million shares for $63.0 million during the first thirty-nine weeks of 2009.

Program to date, we have returned $753.4 million to shareholders in the form of 46.9 million shares repurchased, at an average price of approximately $16 per share.  After taking into account the additional repurchase authorization on November 11, 2010, the Company had approximately $396.6 million of repurchase authorization remaining under the Company’s repurchase program as of October 30, 2010.

On October 20, 2010, we retired 47.5 million shares of our treasury stock.  These shares remain as authorized shares; however they are now considered unissued.  In accordance with ASC Topic 505, “Equity” (“ASC 505”), the treasury stock retirement resulted in a reduction of the following on our consolidated balance sheet: common stock by $0.4 million, treasury stock by $764.8 million and retained earnings by $764.4 million.  There was no effect on total stockholders’ equity position as a result of the retirement.

We have an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”).  The Credit Facility provides for a $150.0 million revolving credit line.  The Credit Facility is available for working capital and general corporate purposes.  The Credit Facility is scheduled to mature on November 13, 2012, and no amounts were outstanding as of October 30, 2010.

Contractual Obligations

The following table summarizes our contractual obligations as of October 30, 2010:

		Payments Due
		Balance of	In 2011	In 2013	After
	Total	2010	and 2012	and 2014	2014
	(In thousands)
Contractual Obligations
Real estate operating leases	$919,533	$14,019	$244,702	$217,614	$443,198
Equipment operating leases	9,853	903	6,593	2,357	—
Employment agreements	3,825	657	3,168	—	—
Total contractual obligations	$933,211	$15,579	$254,463	$219,971	$443,198

The real estate operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately 23% of minimum lease obligations in fiscal 2009.  In addition, the real estate operating leases above do not include variable costs paid to landlords such as maintenance, insurance and real estate taxes, which represented approximately 60% of minimum lease obligations in fiscal 2009.

Our open purchase orders are cancelable without penalty and are therefore not included in the above table.

As discussed in Note 8 to the Notes to Unaudited Condensed Consolidated Financial Statements, we have a SERP liability of $10.6 million at October 30, 2010; a Postretirement Benefit Plan liability of $1.1 million at October 30, 2010; and a Long-Term Incentive Deferred Compensation Plan liability of $1.3 million at October 30, 2010.  Such liability amounts are not reflected in the table above.  As a result of the retirement of our former executives, we expect to make payments in the next twelve months of approximately $2.3 million from our SERP, which amount is included in the total SERP liability of $10.6 million (see Note 8 to the Notes to Unaudited Condensed Consolidated Financial Statements).

There were no financial guarantees and no commercial commitments outstanding as of October 30, 2010.

Our total liabilities for unrecognized tax benefits were $3.7 million at October 30, 2010, of which $0.7 million is classified as current.  We cannot make a reasonable estimate of the amount and period of related future payments for these non-current liabilities of $3.0 million.  Therefore these liabilities were not included in the above table.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of October 30, 2010, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

As of October 30, 2010, there have been no material changes to any of the critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of October 30, 2010, we had no outstanding borrowings under our Credit Facility.  In addition, we had no stand-by or commercial letters of credit issued under the Credit Facility.  To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk related to interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss.  The balance of the unrealized gain included in accumulated other comprehensive loss was approximately $1.7 million as of October 30, 2010.  A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $3.7 million, which would be recorded in other comprehensive loss as an unrealized gain or loss.

We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars.  These foreign currency transaction gains and losses are charged or credited to earnings as incurred.  We do not hedge our exposure to this currency exchange fluctuation and transaction gains and losses to date have not been significant.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  Pursuant to Exchange Act Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer along with our President and Chief Financial Officer concluded that as of the end of our third quarter ended October 30, 2010, our disclosure controls and procedures are effective.

(b) Changes in internal controls:  During our third fiscal quarter, there have been no changes in our internal controls over our financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

In January 2008, we learned that the Securities and Exchange Commission (the “SEC”) had issued a formal order of investigation with respect to matters arising from the activities of Christopher L. Finazzo, our former Executive Vice President and Chief Merchandising Officer.  On September 16, 2010, we were advised by the SEC that they had concluded their investigation as it related to the company, with no further action being taken.

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

If we are unable to identify and respond to consumers’ fashion preferences, domestically and/or internationally, in a timely manner, our profitability would decline.

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

Our comparable store sales and quarterly results of operations have fluctuated in the past and are likely to continue to fluctuate in the future.  In addition, there can be no assurance of consistent comparable store sales growth. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

•	actions of our competitors or mall anchor tenants;

•	changes in general economic conditions and consumer spending patterns;

•	fashion trends;

•	changes in our merchandise mix;

•	the effectiveness of our inventory management;

•	calendar shifts of holiday or seasonal periods;

•	the timing of promotional events; and

•	weather conditions.

If our comparable store sales fail to meet the expectations of investors, then the market price of our common stock could decline substantially.  You should refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

There are a finite number of suitable locations and malls within the United States and Canada in which to locate our stores.  Our inability to open new stores successfully and/or penetrate new markets would have a material adverse effect on our revenue and earnings growth.  Additionally, as we reach that maximum number of Aéropostale locations in North America, there can be no assurance we will continue to locate additional suitable locations for our Aéropostale stores, and as such, the future store growth of Aéropostale in the United States and Canada will be adversely affected.

Foreign suppliers manufacture most of our merchandise and the availability and costs of these products may be negatively affected by risks associated with inflationary economic conditions or international trade.

Trade restrictions such as increased tariffs or quotas, or both, could affect the importation of apparel in general and increase the cost and reduce the supply of merchandise available to us.  Much of our merchandise is sourced directly from foreign vendors in Asia, the Far East and Central America.  In addition, many of our domestic vendors represent production facilities overseas.  Global inflationary economic conditions and/or a rise in the cost of raw materials, such as cotton, will increase the costs of manufacturing the goods which we sell in our stores.  Any reduction in merchandise available to us or any significant increase in the costs to produce that merchandise due to inflationary economic conditions or tariffs, currency revaluations, quotas or local political issues or other circumstances would have a material adverse effect on our results of operations.  If manufacturing costs rise significantly, our business would be adversely affected.

We rely on a small number of vendors to supply a significant amount of our merchandise.

During fiscal 2009, we sourced approximately 81% of our merchandise from our top five merchandise vendors.  During fiscal 2008, we sourced approximately 76% of our merchandise from our top five merchandise vendors.  Our relationships with our suppliers generally are not on a long-term contractual basis and do not provide assurances on a long-term basis as to adequate supply, quality or acceptable pricing.  Most of our suppliers could discontinue selling to us at any time.  If one or more of our significant suppliers were to sever their relationship with us, we may not be able to obtain replacement products in a timely manner, which would have a material adverse effect on our sales, financial condition and results of operations. In addition, we do not own or operate any of our own manufacturing facilities and therefore we depend upon our independent third party vendors to manufacture all of the merchandise we sell in our stores.  If any of our vendors, especially our primary vendors which manufacture for the majority of our merchandise, ship orders to us late, do not  meet our quality standards, or otherwise fail to deliver us product in accordance with company plan, then there would be a negative effect on our business results, including, but not limited to,  lost sales opportunities.

Our foreign sources of production may not always be reliable, which may result in a disruption in the flow of new merchandise to our stores.

The large majority of the merchandise we purchase is manufactured overseas.  We do not have any long-term merchandise supply contracts with our vendors and the imports of our merchandise by our vendors are subject to existing or potential duties, tariffs and quotas.  We also face a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) enhanced security measures at foreign and United States ports, which could delay delivery of goods; (iii) imposition of new legislation relating to import quotas that may limit the quantity of goods which may be imported into the United States from countries in a region within which we do business; (iv) imposition of additional or greater duties, taxes, and other charges on imports; (v) delayed receipt or non-delivery of goods due to the failure of our vendors to comply with applicable import regulations; and (vi) delayed receipt or non-delivery of goods due to unexpected or significant port congestion at United States ports.  Any inability on our part to rely on our vendors and our foreign sources of production due to any of the factors listed above could have a material adverse effect on our business, financial condition and results of operations.

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

Our growth strategy relies on the continued addition of a significant number of newstores each year, which could strain our resources and cause the performance of ourexisting stores to suffer.

Our growth will largely depend on our ability to open and operate new stores successfully.  In fiscal 2009, we opened 24 Aéropostale stores in the U.S. including Puerto Rico, 15 Aéropostale stores in Canada and 14 P.S. from Aéropostale stores in the U.S.  In fiscal 2008, we opened 72 Aéropostale stores in the U.S. and 17 Aéropostale stores in Canada.  We expect to continue to open new stores in the future.  We also anticipate remodeling a portion of our existing Aéropostale store base at the appropriate times.  To the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in previously existing stores in those same markets.  There are however a finite number of suitable locations and malls within the United States and Canada in which to locate our Aéropostale stores.  As we reach that maximum number of locations, there can be no assurance we will continue to find additional locations which are suitable for our stores, and as such, the future store growth of Aéropostale in the United States and Canada will be adversely affected.

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

Our key executive officers have substantial experience and expertise in the retail industry and have made significant contributions to the growth and success of our brands.  The unexpected loss of the services of one or more of these individuals could adversely affect us.  Specifically, if we were to unexpectedly lose the services of Thomas P. Johnson, our Chief Executive Officer, or Michael J. Cunningham, our President and Chief Financial Officer, our business could be adversely affected.  In addition, departures of any other senior executives or key performers in the Company could also adversely affect our operations.

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

Failure to comply with regulatory requirements could have a material adverse effect on our business.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our common stock from time to time under a stock repurchase program.  On November 11, 2010, our Board of Directors approved a $300.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $1.15 billion.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.  The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward.  Our purchases of treasury stock for the third quarter of fiscal 2010 and remaining availability pursuant to our share repurchase program were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a) (b)
				(In thousands)
August 1 to August 28, 2010	1,000,000	$22.50	1,000,000	$440,849
August 29 to October 2, 2010	1,520,000	22.93	1,520,000	$405,994
October 3 to October 30, 2010	355,000	26.55	355,000	$396,568
Total	2,875,000	$23.23	2,875,000
__________

(a)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

(b)	After taking into account the additional $300.0 million of repurchase availability that was approved on November 11, 2010.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Reserved

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit No.	Description
10.1	Separation Agreement and Release, dated December 1, 2010 between the Company and Mindy C. Meads.*
31.1	Certification by Thomas P. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Michael J. Cunningham, President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Thomas P. Johnson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Michael J. Cunningham pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101. SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*
____________

*	Filed herewith.
**	Furnished herewith.

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

Dated: December 8, 2010