Form 10-K
AEROPOSTALE INC
filed 2011-03-28
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 29, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filed”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of July 31, 2010 was $2,656,929,516.

81,776,929 shares of Common Stock were outstanding at March 18, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on June 16, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K. This report consists of 56 sequentially numbered pages. The Exhibit Index is located at sequentially numbered page 54.

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

PART I

Item 1.  Business

Overview

Aéropostale, Inc., a Delaware corporation, was originally incorporated as MSS-Delaware, Inc. on September 1, 1995 and on February 1, 2000 changed its name to Aéropostale, Inc.. Aéropostale, Inc. is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 7 to 12 year-old kids through its P.S. from Aéropostale stores.  The Company provides customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise.  Aéropostale products can only be purchased in Aéropostale stores and online at www.aeropostale.com.  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, in certain Aéropostale stores including our new Times Square store in New York City and online at www.ps4u.com.  As of January 29, 2011, we operated 965 Aéropostale stores, consisting of 906 stores in 49 states and Puerto Rico, 59 stores in Canada, as well as 47 P.S. from Aéropostale stores in 13 states.  In addition, pursuant to a Licensing Agreement, one of our international licensees operated 10 Aéropostale stores in the United Arab Emirates as of January 29, 2011.  During March 2011, we announced that we had signed a second licensing agreement.  The licensee to this agreement is expected to open approximately 25 stores in Singapore, Malaysia and Indonesia over the next five years.

The Aéropostale brand was established by R.H. Macy & Co., Inc., as a department store private label initiative, in the early 1980’s targeting men in their twenties. Macy’s subsequently opened the first mall-based Aéropostale specialty store in 1987. Over the next decade, Macy’s, and then Federated Department Stores, Inc. (now Macy’s, Inc.), expanded Aéropostale to over 100 stores. In August 1998, Federated sold its specialty store division to Aéropostale management and Bear Stearns Merchant Banking. In May of 2002, Aéropostale management took the Company public through an initial public offering and listed our common stock on the New York Stock Exchange.

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

P.S. from Aéropostale offers casual clothing and accessories focusing on elementary school kids between the ages of 7 and 12.  The P.S. brand draws from the core competencies of Aéropostale, offering the customer trend-right merchandise at compelling values.  The innovative store format strives to be a fun, playful and inviting shopping experience for both the parent and child. We maintain control of our proprietary brands by designing and sourcing all of our merchandise. Our P.S. from Aéropostale products are sold only at our stores and online through our e-commerce websites, www.ps4u.com and www.aeropostale.com.

Our fiscal year ends on the Saturday nearest to January 31.  Fiscal 2010 was the 52-week period ended January 29, 2011; fiscal 2009 was the 52-week period ended January 30, 2010, and fiscal 2008 was the 52-week period ended January 31, 2009.  Fiscal 2011 will be the 52-week period ending January 28, 2012.

Executive Transition

In December 2010, we announced that Thomas P. Johnson, then our Co-Chief Executive Officer, had been appointed our Chief Executive Officer, effective December 1, 2010.  Mr. Johnson also continues to serve as a member of our Board of Directors.  At that same time, we also announced that Mindy C. Meads had departed from the Company, ending her tenure as both Co-Chief Executive Officer and as a director.

Effective February 2010, Julian Geiger, our Chairman and then Chief Executive Officer elected to end his service as our Chief Executive Officer.  Mr. Geiger continues to serve as Chairman of our Board of Directors and as a part-time advisor to the Company.  Also effective in February 2010, Ms. Meads and Mr. Johnson were each promoted to the position of Co-Chief Executive Officer and appointed to our Board of Directors, and Michael J. Cunningham was promoted to the position of President and Chief Financial Officer.

Growth Strategy

Store Productivity.  We seek to generate sales growth by increasing sales per square foot, increasing average unit retail and increasing transactions.  In an effort to accomplish that growth, we invest in strategic initiatives such as enhancing our supply chain and store productivity technologies.  We currently have over 170 stores in our chain operating at over $800 sales per square foot, compared to the total chain average of $626 per square foot.  We recognize the opportunity to increase the square footage in a number of these highly productive locations, where appropriate, with the expectation that we will be able to generate additional sales growth.

New Aéropostale stores.  We consider the merchandise in our stores as having broad appeal that continues to provide us with new store expansion opportunities. Over the last three fiscal years we opened 163 new Aéropostale stores.  We plan to continue our growth by opening a total of approximately 28 new Aéropostale stores during fiscal 2011.  We plan to open stores both in markets where we currently operate, as well as in new markets (see the section “Stores — Store design and environment” below).

New P.S. from Aéropostale stores.  During fiscal 2009, we launched “P.S. from Aéropostale” by opening our first 14 stores in five states.  As of January 29, 2011, we operated 47 P.S. from Aéropostale stores in 13 states.  We plan to open approximately 20 additional P.S. from Aéropostale stores during fiscal 2011.  As part of our growth strategy for P.S. from Aéropostale, we plan to expand our size offerings to increase our targeted customer base, increase the mix of fashion offerings and maximize e-commerce opportunities.

E-commerce.  We launched our Aéropostale e-commerce business in May 2005. The Aéropostale on-line store is accessible at our website, www.aeropostale.com.  P.S. from Aéropostale merchandise can be purchased online at www.aeropostale.com or  www.ps4u.com.  A third party provides fulfillment services for our e-commerce business, including warehousing our inventory and fulfilling our customers’ sales orders. We purchase, manage and own the inventory sold through our website and we recognize revenue from the sale of these products when the customer receives the merchandise.

International.  During fiscal 2008, we signed our first international licensing agreement. As licensor we receive guaranteed minimum annual royalty payments from the licensee throughout the term of the agreement, as well as certain support and administrative fees.  The licensee has opened 10 Aéropostale brand retail stores in the United Arab Emirates since fiscal 2009, and expects to open approximately three additional stores during fiscal 2011.  During March 2011, we announced that we had signed a second licensing agreement. The licensee under this agreement is expected to open approximately 25 stores in Singapore, Malaysia and Indonesia over the next five years.  We assume no inventory risk on the merchandise sold in our licensee’s stores and we do not own or lease the underlying real estate where the stores operate.  In addition, our international licensing agreements contain other customary terms and conditions governing our business relationship with the licensees.  We will continue to evaluate additional international opportunities.

Stores

Existing stores.  We locate our stores primarily in shopping malls, outlet centers and, to a much lesser degree, lifestyle and off-mall shopping centers, all located in geographic areas with the highest possible concentrations of our target customers.  We generally locate our stores in mall locations near popular teen gathering spots, such as food courts and other teen-oriented retailers.  We have opened three street level stores in the New York City area.  In November 2010, we opened a 19,000 square foot Aéropostale flagship store in the Times Square section of New York City.  We highlight and offer both Aéropostale and P.S. from Aéropostale products in the Times Square store.  We expect this flagship store to play an important role in creating an international awareness of the Aéropostale brand and image.

During fiscal 2009, we completed the closure of our 14 store Jimmy’Z concept that was launched in 2005.  Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., was a contemporary lifestyle brand targeting trend-aware young women and men aged 18 to 25.

As of January 29, 2011, we operated 965 Aéropostale stores consisting of 906 stores in 49 states and Puerto Rico, 59 stores in Canada, as well as 47 P.S. from Aéropostale stores in 13 states.  In addition, pursuant to a Licensing Agreement, our international licensee operated 10 Aéropostale stores in the United Arab Emirates as of January 29, 2011, which are excluded from the table below.

United States	Number of Aéropostale Stores	Number of P.S from Aéropostale Stores	Total Number Stores
Alabama	17	1	18
Arizona	17	—	17
Arkansas	8	—	8
California	78	1	79
Colorado	15	—	15
Connecticut	11	2	13
Delaware	4	2	6
Florida	59	—	59
Georgia	27	3	30
Hawaii	3	—	3
Idaho	5	—	5
Illinois	34	—	34
Indiana	23	—	23
Iowa	12	—	12
Kansas	8	—	8
Kentucky	10	—	10
Louisiana	15	1	16
Maine	4	—	4
Maryland	18	—	18
Massachusetts	26	2	28
Michigan	33	—	33
Minnesota	16	1	17
Mississippi	8	—	8
Missouri	16	—	16
Montana	3	—	3
North Carolina	26	1	27
North Dakota	4	—	4
Nebraska	5	—	5
New Hampshire	7	—	7
New Jersey	25	13	38
New Mexico	3	—	3
Nevada	7	—	7
New York	50	11	61
Ohio	38	—	38
Oklahoma	7	—	7
Oregon	8	—	8
Pennsylvania	53	3	56
Puerto Rico	4	—	4
Rhode Island	2	—	2
South Carolina	15	—	15
South Dakota	2	—	2
Tennessee	20	—	20
Texas	72	6	78
Utah	12	—	12
Vermont	2	—	2
Virginia	27	—	27
Washington	21	—	21
West Virginia	7	—	7
Wisconsin	18	—	18
Wyoming	1	—	1

Canada
Alberta	9	—	9
British Columbia	8	—	8
New Brunswick	3	—	3
Newfoundland	1	—	1
Nova Scotia	1	—	1
Ontario	37	—	37

Total	965	47	1,012

The following table highlights the number of Aéropostale, Jimmy’Z and P.S. from Aéropostale stores opened and closed since the beginning of fiscal 2008:

	Aéropostale Stores Opened	P.S. from Aéropostale Stores Opened	Aéropostale Stores Closed	Jimmy’Z Stores Closed	Total Number of Stores at End of Period
Fiscal 2008	89	—	—	3	914
Fiscal 2009	39	14	4	11	952
Fiscal 2010	35	33	8	—	1,012

Store design and environment.  Our Aéropostale stores average approximately 3,700 square feet and our P.S. from Aéropostale stores average approximately 3,400 square feet.  We design our stores in an effort to create an energetic shopping environment, featuring powerful in-store promotional signage, creative visuals and popular music. The enthusiasm of our associates is integral to our store environment. Our stores feature display windows that provide high visibility for mall traffic. Our strategy is to create fresh and exciting merchandise presentations by updating our floor sets numerous times throughout the year. Visual merchandising directives are initiated at the corporate level in order to maintain consistency throughout all of our stores.

Store management.  Our Aéropostale stores along with our P.S. from Aéropostale stores are organized by region and further broken down into districts.  A regional manager or a group district manager manages each of our 13 regions and each region encompasses approximately eight to 10 districts. Each district is managed by a district manager and encompasses approximately seven to 10 individual stores. Our corporate headquarters directs the merchandise assortments, merchandise pricing, store layout, inventory management and in-store visuals for all of our stores.

Expansion opportunities and store site selection.  We focus on opening new stores in an effort to further penetrate the existing markets we are already in, as well as to enter new markets. We plan to continue increasing our store base during fiscal 2011 by opening approximately 28 new Aéropostale stores and 20 P.S. from Aéropostale stores (see the section “Growth Strategy” above).

In selecting a specific store site, we generally target high traffic locations in malls, outlet centers and, to a much lesser degree, lifestyle and off-mall shopping centers, with suitable demographics and favorable lease economics.  Our primary site evaluation criteria include average sales per retail square foot, co-tenancies, traffic patterns and occupancy costs.

For new Aéropostale stores opened in fiscal 2010, excluding our street level stores, our average net investment was approximately $557,000 per store location, which included capital expenditures adjusted for landlord contributions and initial inventory at cost, net of payables.  For new P.S. from Aéropostale stores opened in fiscal 2010, our average net investment was approximately $549,000 (see the section “Store design and environment” above for a further discussion).

Pricing

We believe that a key component of our success is our ability to understand what our customers desire and what they can afford. Our merchandise, which we believe is of comparable quality to that of our primary competitors, is generally priced lower than our competitors’ merchandise. We conduct promotions in our stores throughout the year generally lasting anywhere from two to four weeks in length.

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

Merchandising and Planning.  Our merchandising organization, together with our planning organization, determines the quantities of units needed for each product category. By monitoring sales of each style and color and employing our flexible sourcing capabilities, we are able to adjust our merchandise assortments to capitalize upon emerging trends.  In fiscal 2008, we began a phased implementation of assortment planning and allocation systems.  In fiscal 2009, we implemented the latest phase of our allocation system and in fiscal 2010 we supplemented that system with an order optimization component, which allowed us to further improve our inventory position at the store level.  In fiscal 2011, we expect to begin the implementation of an integrated assortment planning tool.

Sourcing

We seek to employ a sourcing strategy that expedites our speed to market and allows us to respond quickly to our customers’ preferences. We believe that we have developed strong relationships with our vendors, some of who rely upon us for a significant portion of their overall business.

During fiscal 2010, we sourced approximately 85% of our merchandise from our top five merchandise vendors.  Most of our vendors maintain sourcing offices in the United States, with the majority of their production factories located in Asia and Central America.  In an effort to minimize currency risk, all payments to our vendors and sourcing agents are made in U.S. dollars. We engage a third party independent contractor to visit the production facilities that supply us with our products. This independent contractor performs audits at each factory and as a result, assesses the compliance of the facility with, among other things, local and United States labor laws and regulations as well as fair trade and business practices.

Marketing and Advertising

We utilize numerous initiatives to increase our brand recognition and promote our merchandise assortment. We view our stores as the primary means to communicate our message and provide our brand experience. Our marketing efforts are focused on in-store communications, promotions and internal as well as external advertising. We expand, test and modify our marketing efforts based on focus groups, surveys and consumer feedback.

We believe that the enthusiasm and commitment of our store-level employees are key elements in enhancing our brand with our target customers. We also view the use of our logo on our merchandise as a means for expanding our brand awareness and visibility. We market in-store with large images in the store-front windows and at the checkout area.  In addition, we have information alongside product displays and other touch points such as shopping bags.  We also conduct select external advertising during key selling periods. Our advertisements appear in publications and in malls and on the radio on a regional basis.  Periodically, we also partner with select third parties such as magazines, television shows and musical bands, to create marketing programs which we believe will be appealing to our customers.

Our websites, www.aeropostale.com and www.ps4u.com support all of our internet marketing and promotional initiatives and also offer a large portion of our merchandise assortment for purchase. We maintain a database of our customers and send emails and distribute information on special offers and promotions on a frequent basis.  In addition, we support our brand through social media outlets such as Facebook and Twitter.

Distribution

To support our stores in the United States and Puerto Rico, we maintain two distribution centers to process merchandise and warehouse inventory needed to replenish our stores.  We lease a 315,000 square foot distribution center facility in South River, New Jersey. We also lease a second distribution facility in Ontario, California with 360,000 square feet of space.  The staffing and management of these distribution facilities is outsourced to a third party provider that operates each distribution facility and processes our merchandise. This third party provider employs personnel, some of whom are represented by a labor union. There have been no work stoppages or disruptions since the inception of our relationship with this third party provider in 1991, and we believe that the third party provider has a good relationship with its employees.  In addition, a third party provides fulfillment services for our e-commerce business, including warehousing our inventory and fulfilling our customers’ sales orders.  In addition, we outsource the shipment of our merchandise through third party transportation providers. These third parties ship our merchandise from our distribution facilities to our stores.

During fiscal 2009, we entered into an agreement with a third party to perform distribution services for our stores in Canada.  The distribution center is located in Etobicoke, Ontario, Canada, and is independently owned and operated.  This third party distribution center receives, processes and warehouses our merchandise for all of our stores in Canada.  Unlike in the United States however, we do not lease the facility and we are not the only company with product in this warehouse.  Prior to opening this facility, all of our products destined for our stores in Canada were first shipped to the United States and processed through our South River, New Jersey distribution center.

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

Information Systems

Our management information systems provide a full range of retail, financial and merchandising applications. We utilize industry specific software systems to provide various functions related to point-of-sale, inventory management, supply chain, planning and replenishment, and financial reporting.  We continue to invest in technology to align our systems with our business  model and to support our continuing growth.  For example, since fiscal 2008 we have been implementing in phases, new planning and allocation systems, as discussed above.  During fiscal 2010, we completed implementing a data warehouse system to enhance our business intelligence reporting capabilities.  During fiscal 2011, we plan to complete the implementation of a workforce management system that we began in fiscal 2010, which we believe will improve our labor scheduling at the store level.  We expect to continue to invest strategically in our infrastructure in the future.

Trademarks

We own, through certain of our wholly owned subsidiaries, federal trademark registrations in the U.S. Patent and Trademark Office for our principal marks AÉROPOSTALE®, AÉRO®, 87®, P.S. FROM AÉROPOSTALE™, P.S.09® and other related marks for clothing, a variety of accessories, including sunglasses, belts, socks and hats, and as a service mark for retail clothing stores, as well as state registrations for these marks. We also have certain registrations pending for trademarks and service marks for clothing, retail stores and online services. Additionally, we have applied for or have already obtained a registration for the AÉROPOSTALE®, P.S. FROM AÉROPOSTALE™, and related marks in over 85 foreign countries.  We plan to continue this focus on expanding our international registrations of our marks in the future.

We continue to maintain certain registrations of our JIMMY’Z® brand and related marks in the United States for clothing and related goods and services.

We regard our trademarks and other proprietary intellectual property as valuable assets of the Company that we continually maintain and protect.

Competition

The apparel market is highly competitive. We compete with a wide variety of retailers including other specialty stores, department stores, mail order retailers and mass merchandisers. Specifically, our Aéropostale brand competes primarily with other teen apparel retailers including, but not limited to, Abercrombie & Fitch®, American Eagle Outfitters®, Hollister®, Old Navy®, and Pacific Sunwear®. Our P.S. from Aéropostale brand competes primarily with other retailers such as Justice® and The Children’s Place®, as well as department stores, mail order retailers and mass merchandisers.  Retailers in our sector compete primarily on the basis of design, price, quality, service and product assortment.

Employees

As of January 29, 2011, we employed 4,160 full-time and 13,668 part-time employees. We employed 673 of our employees at our corporate offices and in the field, and 17,155 at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

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

Available Information

We maintain  internet websites, www.aeropostale.com and www.ps4u.com, through which access is available free of charge to our annual reports on Form 10-K, quarterly reports on Form 10-Q, Proxy Statements and current reports on Form 8-K, and all amendments of these reports filed, or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, after they are filed with the Securities and Exchange Commission.

Our Corporate Governance Guidelines and the charters for our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee may also be found on our internet websites at www.aeropostale.com or www.ps4u.com. In addition, our websites contain the Charter for our Lead Independent Director and Code of Business Conduct and Ethics, which is our code of ethics and conduct for our directors, officers and employees. Any waivers to our Code of Business Conduct and Ethics will be promptly disclosed on our websites.

In fiscal 2010, our Chief Executive Officer certified, in accordance with section 303.12(a) of the NYSE Listed Company Manual, that he was not aware of any violation by us of the NYSE’s corporate governance listing standards as of the date of such certification.

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

   The effect of economic pressures and other business factors

The global economic crisis continues to cause a great deal of uncertainty. This market uncertainty continues to result in a lack of consumer confidence and spending.  The success of our operations depends, to a significant extent, upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, housing, consumer debt, interest rates, increases in energy costs and consumer confidence. There can be no assurance that consumer spending will not be further negatively affected by general or local economic conditions, thereby adversely impacting our results of operations and continued growth.

Our ability to react to raw material cost increases, labor and energy prices

Global inflationary economic conditions, as well as increases in our product costs, such as raw materials, labor and fuel, will reduce our overall profitability. Specifically, fluctuations in the price of cotton that is used in the manufacture of merchandise we purchase from our suppliers have begun to negatively impact our cost of goods.  In addition, any reduction in merchandise available to us or any significant increase in the costs to produce that merchandise would have a material adverse effect on our results of operations.  We have strategies in place to mitigate the rising cost of raw materials and our overall profitability depends on the success of those strategies. Additionally, increases in other costs, including labor and energy, could adversely impact our results of operations as well.

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

We may not be able to keep pace with the rapidly changing fashion trends, both domestically and/or internationally, and consumer tastes inherent in the teen apparel industry.  We produce casual, comfortable apparel, a majority of which displays the “Aéropostale”, “Aéro” or “P.S. from Aéropostale” logo.  There can be no assurance that fashion trends will not move away from casual clothing or that we will not have to alter our design strategy to reflect changes in consumer preferences.  Failure to anticipate, identify or react appropriately to changes in styles, trends, desired images or brand preferences could have a material adverse effect on our results of operations.

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

Our continued expansion plan is dependent on a number of factors which, if not implemented, could delay or prevent the successful opening of new stores and our entry into new markets.

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

There are a finite number of suitable locations and malls within the United States and Canada in which to locate our stores.  If we are unable to locate additional suitable locations to open new stores successfully and/or enter new markets, then there will be an adverse effect on the rate of our revenue and earnings growth.

We rely on a small number of vendors to supply a significant amount of our merchandise.

During fiscal 2010, we sourced approximately 85% of our merchandise from our top five merchandise vendors.  During fiscal 2009, we sourced approximately 81% of our merchandise from our top five merchandise vendors.  Our relationships with our suppliers generally are not on a long-term contractual basis and do not provide assurances on a long-term basis as to adequate supply, quality or acceptable pricing.  Most of our suppliers could discontinue selling to us at any time.  If one or more of our significant suppliers were to sever their relationship with us, we may not be able to obtain replacement products in a timely manner, which would have a material adverse effect on our sales, financial condition and results of operations. In addition, we do not own or operate any of our own manufacturing facilities and therefore we depend upon independent third party vendors to manufacture all of the merchandise we sell in our stores.  If any of our vendors, especially our primary vendors which manufacture the majority of our merchandise, ship orders to us late, do not  meet our quality standards, or otherwise fail to deliver us product in accordance with our plans, then there would be a material adverse effect on our results of operations.

Our foreign sources of production may not always be reliable, which may result in a disruption in the flow of new merchandise to our stores.

The large majority of the merchandise we purchase is manufactured overseas.  We do not have any long-term merchandise supply contracts with our vendors and the imports of our merchandise by our vendors are subject to existing or potential duties, tariffs and quotas.  We also face a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) enhanced security measures at foreign and United States ports, which could delay delivery of goods; (iii) imposition of new legislation relating to import quotas that may limit the quantity of goods which may be imported into the United States from countries in a region within which we do business; (iv) imposition of additional or greater duties, taxes, and other charges on imports; (v) delayed receipt or non-delivery of goods due to the failure of our vendors to comply with applicable import regulations; and (vi) delayed receipt or non-delivery of goods due to unexpected or significant port congestion or labor unrest at United States ports.  Any disruption to our vendors and our foreign sources of production due to any of the factors listed above or due to other unforeseeable events or circumstances could have a material adverse effect on our results of operations.

Failure of new business concepts would have a negative effect on our results of operations.

We expect that the introduction of new brand concepts, such as the launch in fiscal 2009 of our new store brand concept P.S. from Aéropostale, as well as other new business opportunities, such as international expansion, will play an important role in our overall growth strategy.  Our ability to succeed with a new brand concept requires significant expenditures and management attention. Additionally, any new brand is subject to certain risks including customer acceptance, competition, product differentiation, the ability to attract and retain qualified personnel, including management and designers, diversion of management’s attention from our core Aéropostale business and the ability to obtain suitable sites for new stores.  Our experience with our Jimmy’Z brand, which we have now closed, demonstrates that there can be no assurance that new brands will grow or become profitable.

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

Our key executive officers have substantial experience and expertise in the retail industry and have made significant contributions to the growth and success of our brands.  The unexpected loss of the services of one or more of these individuals could adversely affect us.  Specifically, if we were to unexpectedly lose the services of Thomas P. Johnson, our Chief Executive Officer, or Michael J. Cunningham, our President, our business could be adversely affected.  In addition, departures of any other senior executives or key performers in the Company could also adversely affect our operations.

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

These third parties employ personnel represented by labor unions.  Although there have been no work stoppages or disruptions since the inception of our relationships with these third party providers, there can be no assurance that work stoppages or disruptions will not occur in the future.  We also use separate third party transportation companies to deliver our merchandise from our distribution centers to our stores.  Any failure by any of these third parties to respond adequately to our warehousing, distribution and transportation needs would have a material adverse effect on our results of operations.

Failure to comply with regulatory requirements could have a material adverse effect on our business.

As a public company, we are subject to numerous regulatory requirements. Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission (“SEC”) and the NYSE. Failure to comply with such laws and regulations could have a material adverse effect on our reputation, financial condition and on the market price of our common stock.

We rely on a third party to manage the web-hosting, operation, warehousing and order fulfillment for our e-commerce business; any disruption of these activities could have a material adverse effect on our e-commerce business.

We rely on one third party, GSI Commerce, Inc. (“GSI”), to host our e-commerce website, warehouse all of the inventory sold through our e-commerce website, and fulfill all of our e-commerce sales to our customers.  GSI also performs additional services for us supporting our e-commerce business.  Any significant interruption in the operations of GSI, over which we have no control, could have a material adverse effect on our e-commerce business.

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

The effects of war, acts of terrorism, natural disasters or other unforeseen wide-scale events could have a material adverse effect on our operating results and financial condition.

The continued threat of terrorism and the associated heightened security measures and military actions in response to acts of terrorism has disrupted commerce and has intensified uncertainties in the U.S. economy.  Any further acts of terrorism or a future war may disrupt commerce and undermine consumer confidence, which could negatively impact our sales revenue by causing consumer spending and/or mall traffic to decline.  Furthermore, an act of terrorism or war, or the threat thereof, or any other natural disaster that results in unforeseen interruptions of commerce, could negatively impact our business by interfering with our ability to obtain merchandise from our vendors.

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

Our new flagship store in Times Square, New York City, and our other two street stores in New York City, have lease terms of fifteen years.

We lease 89,000 square feet of office space at 112 West 34th Street in New York, New York. The facility is used as our corporate headquarters and for our design, sourcing and production teams. These leases expire in 2015 and 2016.

We also lease 40,000 square feet of office space at 201 Willowbrook Boulevard in Wayne, New Jersey. This facility is used as administrative offices for finance, operations and information systems personnel. This lease expires in 2012 and provides us with a five year option to extend at the end of the initial term.  We are currently evaluating other alternatives to exercising this option.

In addition, we lease a 315,000 square foot distribution and warehouse facility in South River, New Jersey. This lease expires in 2021. We also lease a second 360,000 square foot distribution facility in Ontario, California. This lease expires in 2015.  These facilities are used to warehouse inventory needed to replenish and back-stock all of our stores, as well as to serve our general warehousing needs.

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

We are also party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse impact on our financial position, results of operations or cash flows.

Item 4.  Reserved

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ARO”. The following table sets forth the range of high and low sales prices of our common stock as reported on the New York Stock Exchange since February 2, 2009.

	Market Price
	High	Low
Fiscal 2010
4th quarter	$27.03	$23.04
3rd quarter	28.57	21.30
2nd quarter	30.88	27.14
1st quarter	32.08	21.89
Fiscal 2009
4th quarter	$25.50	$19.30
3rd quarter	29.47	23.43
2nd quarter	25.48	20.67
1st quarter	22.65	13.78

As of March 18, 2011, there were 60 stockholders of record. However, when including others holding shares in broker accounts under street name, we estimate the shareholder base at approximately 28,999.

All stock prices in the above table were adjusted for the three-for-two stock split on all shares of our common stock that was distributed on March 5, 2010.

PERFORMANCE GRAPH

The following graph shows the changes, for the period commencing January 29, 2006 and ended January 28, 2011 (the last trading day during fiscal 2010), in the value of $100 invested in shares of our common stock, the Standard & Poor’s MidCap 400 Composite Stock Price Index (the “S&P MidCap 400 Index”) and the Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail Index”). The plotted points represent the closing price on the last trading day of the fiscal year indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Aeropostale, Inc., the S&P Midcap 400 Index
and the S&P Apparel Retail Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/06
1/07
1/08
1/09
1/10
1/11
Aeropostale, Inc.
S&P Midcap 400
S&P Apparel Retail

*$100 invested on 1/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending January 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	1/06	1/07	1/08	1/09	1/10	1/11

Aéropostale, Inc.	$100	$119	$140	$105	$163	$180
S&P Midcap 400	$100	$108	$106	$67	$95	$127
S&P Apparel Retail	$100	$115	$110	$56	$111	$146

We have not paid a dividend on our common stock during our last three fiscal years, and we do not have any current intention to pay a dividend on our common stock.

We repurchase our common stock from time to time under a stock repurchase program.  On November 11, 2010, our Board of Directors approved a $300.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $1.15 billion.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. Our purchases of treasury stock for the fourth quarter of fiscal 2010 and remaining availability pursuant to our share repurchase program were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a) (b)
				(In thousands)
October 31 to November 27, 2010	2,647,000	$24.97	2,647,000	$330,475
November 28, 2010 to January 1, 2011	900,000	24.20	900,000	$308,692
January 2 to January 29, 2011	2,500,000	25.34	2,500,000	$245,337
Total	6,047,000	$25.01	6,047,000
__________

(a)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

(b)	Includes additional $300.0 million of repurchase availability that was approved on November 11, 2010.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our consolidated financial statements and other financial information appearing elsewhere in this document:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008 (1)	February 3, 2007 (2) (3)
	(In thousands, except per share and store data)
Statements of Income Data:
Net sales	$2,400,434	$2,230,105	$1,885,531	$1,590,883	$1,413,208
Gross profit, as a percent of sales	36.9%	38.0%	34.7%	34.8%	32.2%
SG&A, as a percent of sales	20.8%	20.8%	21.5%	21.7%	20.5%
Income from operations, as a percent of sales	16.1%	17.2%	13.2%	12.8%	11.9%
Net income, as a percent of sales	9.6%	10.3%	7.9%	8.2%	7.5%
Net income	$231,339	$229,457	$149,422	$129,197	$106,647
Diluted earnings per common share (4)	$2.49	$2.27	$1.47	$1.15	$0.88
Selected Operating Data:
Number of stores open at end of period	1,012	952	914	828	742
Comparable store sales increase	1%	10%	8%	3%	2%
Comparable average unit retail change	(4)%	3%	2%	(3)%	3%
Average net sales per store (in thousands)	$2,267	$2,243	$2,042	$1,932	$1,924
Average square footage per store	3,659	3,601	3,594	3,546	3,540
Net store sales per average square foot	$626	$624	$572	$545	$543

	As of
	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007
	(In thousands)
Balance Sheet Data:
Working capital	$253,463	$288,177	$218,444	$87,300	$233,995
Total assets	773,197	792,309	657,919	514,169	581,164
Long-term liabilities	124,458	115,980	127,422	119,506	104,250
Total debt	—	—	—	—	—
Retained earnings (5)	389,764	922,790	693,333	543,911	414,916
Total stockholder’s equity	432,637	434,489	355,060	197,276	312,116
__________
(1)
Includes initial gift card breakage income of $7.7 million ($4.8 million, after tax, or $0.05 per diluted share) and other operating income of $4.1 million ($2.6 million, after tax, or $0.03 per diluted share) as a result of an agreement with Christopher L. Finazzo, our former Executive Vice President and Chief Merchandising Officer, partially offset by an asset impairment charge of $9.0 million ($5.7 million, after tax, or $0.05 per diluted share).

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

(3)	53-week fiscal year.

(4)
In March 2010, we completed a three-for-two stock split on all shares of our common stock.  All share and per share amounts presented in the consolidated financial statements were retroactively adjusted for the common stock split, as were all previously reported periods contained herein.

(5)
On October 20, 2010, we retired 47.5 million shares of our treasury stock.  These shares remain as authorized stock; however they are now considered unissued.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 505, “Equity” (“ASC 505”), the treasury stock retirement resulted in a reduction of the following on our consolidated balance sheet: common stock by $0.4 million, treasury stock by $764.8 million and retained earnings by $764.4 million.  There was no effect on total stockholders’ equity position as a result of the retirement.

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

Overview

Aéropostale, Inc. and its subsidiaries is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 7 to 12 year-old kids through its P.S. from Aéropostale stores.  The Company provides customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise.  Aéropostale products can only be purchased in Aéropostale stores and online at www.aeropostale.com.  P.S. from Aéropostale products can only be purchased in P.S. from Aéropostale stores, certain Aéropostale stores and online at www.ps4u.com.  As of January 29, 2011, we operated 965 Aéropostale stores consisting of 906 stores in 49 states and Puerto Rico, 59 stores in Canada, as well as 47 P.S. from Aéropostale stores in 13 states.  In addition, pursuant to a Licensing Agreement, one of our international licensees operated 10 Aéropostale stores in the United Arab Emirates as of January 29, 2011.  During March 2011, we announced that we had signed a second licensing agreement. The licensee to this agreement is expected to open approximately 25 stores in Singapore, Malaysia and Indonesia over the next five years.

During December 2010, Thomas P. Johnson, Co-Chief Executive Officer, was named the Company’s Chief Executive Officer.  Mr. Johnson also continues to serve as a member of our Board of Directors.  Also during December 2010, Mindy C. Meads  departed from the Company, ending her tenure as both Co-Chief Executive Officer and as a director.

Our fiscal year ends on the Saturday nearest to January 31.  Fiscal 2010 was the 52-week period ended January 29, 2011; fiscal 2009 was the 52-week period ended January 30, 2010, and fiscal 2008 was the 52-week period ended January 31, 2009.  Fiscal 2011 will be the 52-week period ending January 28, 2012.

The discussion in the following section is on a consolidated basis, unless indicated otherwise.

Fiscal 2010 Highlights

We achieved net sales of $2.4 billion during fiscal 2010, an increase of $170.3 million or 8% from fiscal 2009.  Gross profit, as a percentage of net sales, decreased by 1.1 percentage points for fiscal 2010.  Selling, general and administrative expense, or SG&A, as a percentage of net sales, remained consistent in fiscal 2010.  The effective tax rate was 40.2% for fiscal 2010, compared with 40.1% for fiscal 2009.  Net income for fiscal 2010 was $231.3 million, or $2.49 per diluted share, compared with net income of $229.5 million, or $2.27 per diluted share, for fiscal 2009.

As of January 29, 2011, we had working capital of $253.5 million, cash and cash equivalents of $265.6 million, no short-term investments and no debt outstanding.  Merchandise inventories increased by 9% on a per retail square foot basis as of January 29, 2011 compared to last year.  Cash flows from operating activities were $263.7 million for fiscal 2010. We operated 1,012 total stores as of January 29, 2011, an increase of 6% from the same period last year.

During fiscal 2010, we repurchased 10.3 million shares of our common stock for $257.5 million, as compared to repurchases of 7.6 million shares for $174.3 million during fiscal 2009.  Program to date, we repurchased 53.0 million shares for $904.0 million, at an average price of $17.06 per share.  We have approximately $245.3 million of repurchase authorization remaining as of January 29, 2011 under the $1.15 billion share repurchase program.

Key Performance Measures

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Net sales (in millions)	$2,400.4	$2,230.1	$1,885.5
Total store count at end of period	1,012	952	914
Comparable store count at end of period	918	878	811
Net sales growth	8%	18%	19%
Comparable store sales growth	1%	10%	8%
Comparable average unit retail change	(4)%	3%	2%
Comparable units per sales transaction change	4%	4%	3%
Comparable sales transaction growth	2%	4%	4%
Net store sales per average square foot	$626	$624	$572
Average net sales per store (in thousands)	$2,267	$2,243	$2,042
Gross profit (in millions)	$886.2	$847.1	$654.2
Income from operations (in millions)	$386.8	$382.7	$248.3
Diluted earnings per share	$2.49	$2.27	$1.47
Average store square footage growth over comparable period	6%	7%	12%
Change in total inventory at end of period	18%	5%	(7)%
Change in inventory per retail square foot at end of period	9%	(2)%	(17)%
Percentages of net sales by category
Women’s	69%	70%	71%
Men’s	31%	30%	29%

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales. We also use this information to evaluate the performance of our business:

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Net sales	100.0%	100.0%	100.0%
Gross profit	36.9	38.0	34.7
SG&A	20.8	20.8	21.5
Income from operations	16.1	17.2	13.2
Income before income taxes	16.1	17.2	13.2
Income taxes	6.5	6.9	5.3
Net income	9.6%	10.3%	7.9%

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

Net sales increased by $170.3 million, or by 8% in fiscal 2010, as compared to fiscal 2009.  The increase in net sales was driven by an increase in comparable store sales of 1% or $22.7 million, average store square footage growth of 6%, primarily from new stores and from a 24% increase in our e-commerce business.  Comparable store sales increased in our young men’s category but decreased in our young women’s category.  The overall comparable store sales increase reflected increases of 4% in units per sales transaction and 2% in the number of sales transactions offset by a decrease of 4% in average unit retail.  Non-comparable store sales increased by $147.6 million due primarily to 60 more stores open at the end of fiscal 2010 compared to the end of fiscal 2009.  Total non-comparable sales includes net sales from our e-commerce business which increased by 24% or $31.2 million to $160.2 million during fiscal 2010 when compared to the prior year of $129.0 million.

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

Gross profit, as a percentage of net sales, decreased by 1.1 percentage points in fiscal 2010 compared to fiscal 2009.  The decrease was due to lower merchandise margin of 0.6 percentage points primarily resulting from higher promotional activity and markdowns compared to the prior year, higher occupancy costs of 0.6 percentage points and higher depreciation costs of 0.1 percentage points.  These were partially offset by lower distribution and transportation costs of 0.2 percentage points.

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

SG&A remained consistent as a percentage of net sales, and increased by $34.9 million during fiscal 2010.  The increase in SG&A was largely due to an increase in volume related store-line expenses of $24.2 million, higher transaction costs of $12.8 million resulting primarily from new store growth and increased sales and $7.7 million of higher marketing costs. These costs were partially offset by a $9.7 million decrease in corporate expenses.  Corporate expenses included lower incentive compensation of $18.3 million and stock-based compensation of $3.2 million, which were partially offset by $6.4 million in additional costs related to our Supplemental Executive Retirement Plan (“SERP”) in the third quarter of fiscal 2010 due to executive retirements, $4.1 million in information technology investments and $1.3 million in other costs.

SG&A decreased by 0.7 percentage points, as a percentage of net sales, and increased by $58.6 million during fiscal 2009.  The SG&A decrease during fiscal 2009, as a percentage of net sales, was due primarily to a 0.8 percentage point decrease in store-line expenses resulting primarily from leveraging payroll, and was partially offset by a 0.1 percentage point increase in e-commerce expenses, resulting from sales growth.  The increase in SG&A was largely due to an increase in volume related store-line expenses of $22.3 million, higher transaction costs of $11.9 million resulting primarily from new store growth and increased sales and $1.5 million of higher marketing costs. Additionally, the increase was due to a $23.0 million increase in corporate expenses, which included higher benefits of $5.5 million, incentive compensation of $4.9 million, stock-based compensation of $2.4 million, data processing of $1.8 million and charitable product donations of $1.7 million.

Income Taxes

The provision for income taxes was $155.3 million for fiscal 2010, $153.3 million for fiscal 2009 and $99.4 million for fiscal 2008.  Our effective tax rate was 40.2% for fiscal 2010, compared to 40.1% for fiscal 2009 and 39.9% for fiscal 2008.  See Note 12 to the Notes to Consolidated Financial Statements.

Net Income and Earnings Per Share

Net income was $231.3 million, or $2.49 per diluted share, for fiscal 2010, compared with net income of $229.5 million, or $2.27 per diluted share, for fiscal 2009 and net income of $149.4 million, or $1.47 per diluted share, for fiscal 2008.  The increases in earnings per share were due to both the increases in net income and fewer weighted average shares outstanding, resulting from the repurchase of our common stock.

Fiscal 2011 Outlook

For the balance of 2011, our key initiatives continue to be focused in three primary areas: executing on our product initiatives, enhancing processes and technology, and concentrating on our long-term growth drivers. However, we face industry-wide global inflationary pressures and we believe rising product costs will reduce our overall profitability.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement and enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents and, if necessary our credit facility.  At January 29, 2011, we had working capital of $253.5 million, cash and cash equivalents of $265.6 million and no debt outstanding under our $150.0 million credit facility.

The following table sets forth our cash flows for the period indicated (in thousands):

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
Net cash provided by operating activities	$263,731	$334,440	$202,135
Net cash used in investing activities	(100,807)	(53,883)	(83,035)
Net cash used in financing activities	(245,379)	(162,604)	(1,445)
Effect of exchange rate changes	1,032	493	(1,052)
Net (decrease) increase in cash and cash equivalents	$(81,423)	$118,446	$116,603

Operating Activities

Cash flows from operating activities, our principal form of liquidity on a full-year basis, decreased by $70.7 million in fiscal 2010.  This decrease was due primarily to the timing of income tax payments, Supplemental Executive Retirement Plan (“SERP”) payments that were included in accrued expenses at January 30, 2010, and incentive compensation liability payments.  In addition, cash used for merchandise inventories increased.

Cash flows from operating activities increased by $132.3 million in fiscal 2009. This increase was due to an increase in net income of $80.0 million and $55.1 million of additional cash generated from operating assets and liabilities.  Included in operating assets and liabilities were higher income tax liabilities, due to timing of payments and higher incentive compensation liabilities.

Investing Activities

We invested $100.8 million in capital expenditures in fiscal 2010, primarily to construct 35 new Aéropostale stores, 33 P.S. from Aéropostale stores, to remodel 40 existing stores and for certain other information technology investments.  Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and other strategic investments.  In fiscal 2011, we plan to invest approximately $70.0 million in capital expenditures to open approximately 28 Aéropostale stores, approximately 20 P.S. from Aéropostale stores and approximately 50 store remodels, in addition to certain information technology investments.

We invested $53.9 million in capital expenditures in fiscal 2009, primarily to construct 39 new Aéropostale stores, 14 P.S. from Aéropostale stores, to remodel 15 existing stores and for certain other information technology investments.

We invested $83.0 million in capital expenditures in fiscal 2008, primarily to construct 89 new Aéropostale stores, to remodel 18 existing stores and for certain other information technology investments.

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

During fiscal 2010, we repurchased 10.3 million shares of our common stock for $257.5 million, as compared to repurchases of 7.6 million shares for $174.3 million during fiscal 2009 and 0.3 million shares for $6.7 million during fiscal 2008.

Program to date, we repurchased 53.0 million shares for $904.0 million, at an average price of $17.06 per share.  We have approximately $245.3 million of repurchase authorization remaining as of January 29, 2011 under the $1.15 billion share repurchase program.

We anticipate repurchasing approximately $200.0 million of our common stock during fiscal 2011.

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

We have an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”).  The Credit Facility provides for a $150.0 million revolving credit line. The Credit Facility is available for working capital and general corporate purposes.  Loans under the Credit Facility are secured by all our assets and are guaranteed by the Guarantors.  The Credit Facility is scheduled to mature on November 13, 2012, and no amounts were outstanding during fiscal 2010 or as of January 29, 2011.

Contractual Obligations

The following table summarizes our contractual obligations as of January 29, 2011:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Contractual Obligations:
Real estate operating leases	$927,800	$96,685	$241,305	$203,542	$386,268
Employment, Services and Separation agreements (1)	9,297	5,361	3,936	—	—
Equipment operating leases	8,950	3,612	4,689	649	—
Total contractual obligations	$946,047	$105,658	$249,930	$204,191	$386,268

The real estate operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately 20% of minimum lease obligations in fiscal 2010.  In addition, the above table does not include variable costs paid to landlords such as maintenance, insurance and taxes, which represented approximately 55% of minimum lease obligations in fiscal 2010.

Our open purchase orders are cancelable without penalty and are therefore not included in the above table.

As discussed in Note 11 to the Notes to Consolidated Financial Statements, we have a SERP liability of $9.6 million at January 29, 2011; a Postretirement Benefit Plan liability of $1.2 million at January 29, 2011; and a Long-Term Incentive Deferred Compensation Plan liability of $1.4 million at January 29, 2011.  Such liability amounts are not reflected in the table above.  We expect to make payments in the next 12 months of approximately $1.3 million from our SERP which is included in the total SERP liability of $9.6 million.

Our total liabilities for unrecognized tax benefits were $4.3 million at January 29, 2011.  We cannot make a reasonable estimate of the amount and timing of related future payments for these non-current liabilities of $4.3 million.  Therefore these liabilities were not included in the above table.

There were no financial guarantees and no commercial commitments outstanding as of January 29, 2011.

(1) During March 2011, we entered into employment agreements with Thomas P. Johnson, our Chief Executive Officer and Michael J. Cunningham, our President.  In addition, we entered into a services agreement with Julian R. Geiger, our Chairman.  These agreements were effective December 2010.  During December 2010, we entered into a separation agreement with Mindy C. Meads, our former Co-Chief Executive Officer.  The total contractual commitment for all of these agreements combined is $9.3 million as of January 29, 2011.  The table above reflects the aforementioned agreements included in “Employment, Services and Separation agreements”.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, we are not a party to any material off-balance sheet financing arrangements. We have not created, and are not a party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of January 29, 2011, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

Merchandise Inventory

Merchandise inventory consists of finished goods and is valued utilizing the cost method at lower of cost or market on a weighted average basis. We use estimates during interim periods to record a provision for inventory shortage. We also make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We believe that the carrying value of merchandise inventory is appropriate as of January 29, 2011. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. For example, a 10% difference in our estimate of inventory at the lower of cost or market as of January 29, 2011 would have impacted net income by $1.2 million for the fiscal year ended January 29, 2011.

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

ASC 740 clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements and requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. This interpretation also provides guidance on de-recognition, classification, accounting in interim periods, and expanded disclosure requirements (see Note 12 to the Notes to Consolidated Financial Statements).

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

In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Management makes assumptions and applies judgment to estimate future cash flows.  These assumptions include factors such as historical and forecasted results and trends. If the sum of the expected future cash flows is less than the carrying amount of the asset, we would write the asset down to fair value and we would record an impairment charge.  Additionally, we have recorded store impairment charges of $0.7 million for one store in fiscal 2010 compared to $3.0 million for six stores in fiscal 2009 and $3.7 million for 11 stores in fiscal 2008, which were included in depreciation and amortization expense, which is a component of cost of sales (see Note 4 to the Notes to Consolidated Financial Statements for a further discussion).  We believe that the carrying values of finite-lived assets, and their useful lives, are appropriate as of January 29, 2011. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements.

Defined Benefit Retirement Plan

We maintain a SERP, which is a non-qualified defined benefit plan for certain officers. The plan is non-contributory, is not funded and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers, and this cost is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. We believe that these assumptions have been appropriate and that, based on these assumptions, the SERP current liability of $1.3 million and SERP non-current liability of $8.3 million are appropriately stated as of January 29, 2011. However, actual results may differ from those estimated and could have an impact on our consolidated financial statements in the future.  For example, if we had changed the expected discount rate by 0.5% in fiscal 2010, pension expense would have changed by less than $50,000.

Recent Accounting Developments

See the section “Recent Accounting Developments” included in Note 1 in the Notes to Consolidated Financial Statements for a discussion of recent accounting developments and their impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As of January 29, 2011, we had no outstanding borrowings under our Credit Facility.  In addition, we had no stand-by or commercial letters of credit issued under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk related to interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary’s financial statements into our U.S. dollar reporting currency are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss.  The balance of the unrealized gain included in accumulated other comprehensive loss was $2.4 million as of January 29, 2011.  A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $4.1 million, which would be recorded in accumulated other comprehensive loss as an unrealized gain or loss.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aéropostale, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Aéropostale, Inc. and subsidiaries (the "Company") as of January 29, 2011 and January 30, 2010, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 29, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aéropostale, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte and Touche LLP

New York, New York

March 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aéropostale, Inc.
New York, New York

We have audited the internal control over financial reporting of Aéropostale, Inc. and subsidiaries (the "Company") as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 29, 2011 of the Company and our report dated March 28, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte and Touche LLP

New York, New York

March 28, 2011

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 29, 2011	January 30, 2010
	(In thousands, except per share data)
ASSETS
Current assets:

Cash and cash equivalents	$265,553	$346,976

Merchandise inventory	156,596	132,915

Prepaid expenses	24,533	21,049

Deferred income taxes	13,593	21,683

Other current assets	9,290	7,394

Total current assets	469,565	530,017

Fixtures, equipment and improvements — net	299,242	251,558

Deferred income taxes	98	6,383

Other assets	4,292	4,351

Total assets	$773,197	$792,309

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$103,014	$90,850

Accrued expenses	113,088	150,990

Total current liabilities	216,102	241,840

Tenant allowances	64,736	68,174

Deferred rent	34,782	27,559

Non-current retirement benefit plan liabilities	10,829	10,060

Other non-current liabilities	2,349	6,286

Uncertain tax contingency liabilities	4,298	3,901

Non-current deferred tax liabilities	7,464	—

Commitments and contingent liabilities

Stockholders’ equity:

Preferred stock — par value, $0.01 per share; 5,000 shares authorized, no shares issued or outstanding	—	—

Common stock — par value, $0.01 per share; 200,000 shares authorized, 90,692 and 137,090 shares issued	907	1,371

Additional paid-in capital	195,401	171,815

Accumulated other comprehensive loss	(443)	(6,993)

Retained earnings	389,764	922,790

Treasury stock at cost — 6,112 and 43,095 shares	(152,992)	(654,494)

Total stockholders’ equity	432,637	434,489

Total liabilities and stockholders’ equity	$773,197	$792,309

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(In thousands, except per share data)
Net sales	$2,400,434	$2,230,105	$1,885,531

Cost of sales (includes certain buying, occupancy and warehousing expenses)	1,514,272	1,382,958	1,231,349

Gross profit	886,162	847,147	654,182

Selling, general and administrative expenses	499,368	464,462	405,883

Income from operations	386,794	382,685	248,299

Interest (expense) income	(118)	121	510

Income before income taxes	386,676	382,806	248,809

Income taxes	155,337	153,349	99,387

Net income	$231,339	$229,457	$149,422

Basic earnings per common share	$2.52	$2.30	$1.49

Diluted earnings per common share	$2.49	$2.27	$1.47

Weighted average basic shares	91,700	99,629	100,248

Weighted average diluted shares	92,762	101,025	101,364

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(In thousands)
Net income	$231,339	$229,457	$149,422

Pension liability, net of tax	4,219	(712)	(474)

Foreign currency translation adjustment	2,331	2,717	(3,874)

Comprehensive income	$237,889	$231,462	$145,074

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Treasury		Accumulated
			Additional	Stock,		Other
	Common Stock		Paid-in	at Cost		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
	(In thousands)
BALANCE, FEBRUARY 2, 2008	134,862	$1,349	$123,602	(34,836)	$(466,936)	$(4,650)	$543,911	$197,276

Net income	—	—	—	—	—	—	149,422	149,422

Stock options exercised	378	4	3,750	—	—	—	—	3,754

Pension liability (net of tax of $321)	—	—	—	—	—	(474)	—	(474)

Excess tax benefit from stock-based compensation	—	—	1,482	—	—	—	—	1,482

Repurchase of common stock	—	—	—	(312)	(6,681)	—	—	(6,681)

Stock-based compensation	—	—	16,666	—	—	—	—	16,666

Foreign currency translation adjustment	—	—	—	—	—	(3,874)	—	(3,874)

Vesting of stock	468	5	(2)	(165)	(2,514)	—	—	(2,511)

BALANCE, JANUARY 31, 2009	135,708	1,358	145,498	(35,313)	(476,131)	(8,998)	693,333	355,060

Net income	—	—	—	—	—	—	229,457	229,457

Stock options exercised	845	8	10,461	—	—	—	—	10,469

Pension liability (net of tax of $598)	—	—	—	—	—	(712)	—	(712)

Excess tax benefit from stock-based compensation	—	—	1,184	—	—	—	—	1,184

Repurchase of common stock	—	—	—	(7,583)	(174,257)	—	—	(174,257)

Stock-based compensation	—	—	14,673	—	—	—	—	14,673

Foreign currency translation adjustment	—	—	—	—	—	2,717	—	2,717

Vesting of stock	537	5	(1)	(199)	(4,106)	—	—	(4,102)

BALANCE, JANUARY 30, 2010	137,090	1,371	171,815	(43,095)	(654,494)	(6,993)	922,790	434,489

Net income	—	—	—	—	—	—	231,339	231,339

Stock options exercised	520	5	6,973	—	—	—	—	6,978

Pension liability (net of tax of $3,006)	—	—	—	—	—	4,219	—	4,219

Excess tax benefit from stock-based compensation	—	—	5,128	—	—	—	—	5,128

Repurchase of common stock	—	—	—	(10,289)	(257,485)	—	—	(257,485)

Stock-based compensation	—	—	11,485	—	—	—	—	11,485

Foreign currency translation adjustment	—	—	—	—	—	2,331	—	2,331

Vesting of stock	571	6	—	(217)	(5,853)	—	—	(5,847)

Retirement of treasury stock	(47,489)	(475)	—	47,489	764,840	—	(764,365)	—

BALANCE, JANUARY 29, 2011	90,692	$907	$195,401	(6,112)	$(152,992)	$(443)	$389,764	$432,637

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009
	(In thousands)
Cash Flows Provided by Operating Activities
Net income	$231,339	$229,457	$149,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,719	52,851	45,773
Stock-based compensation	11,485	14,673	16,666
Amortization of tenant allowances	(12,864)	(12,348)	(11,745)
Amortization of deferred rent expense	7,070	1,366	2,357
Pension expense	7,993	3,361	2,757
Deferred income taxes	18,823	(4,170)	3,022
Excess tax benefits from stock-based compensation	(5,128)	(1,184)	(1,482)
Changes in operating assets and liabilities:
Merchandise inventory	(23,100)	(5,599)	9,063
Prepaid expenses and other assets	(4,989)	(1,308)	(5,202)
Accounts payable	11,904	13,210	(21,717)
Accrued expenses and other liabilities	(37,521)	44,131	13,221
Net cash provided by operating activities	263,731	334,440	202,135

Cash Flows Used in Investing Activities
Capital expenditures	(100,807)	(53,883)	(83,035)
Net cash used in investing activities	(100,807)	(53,883)	(83,035)

Cash Flows Used in Financing Activities
Purchase of treasury stock	(257,485)	(174,257)	(6,681)
Proceeds from stock options exercised	6,978	10,469	3,754
Excess tax benefits from stock-based compensation	5,128	1,184	1,482
Net cash used in financing activities	(245,379)	(162,604)	(1,445)

Effect of exchange rate changes	1,032	493	(1,052)

Net (Decrease) Increase in Cash and Cash Equivalents	(81,423)	118,446	116,603

Cash and Cash Equivalents, Beginning of Year	346,976	228,530	111,927

Cash and Cash Equivalents, End of Year	$265,553	$346,976	$228,530

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$147,700	$139,019	$112,469
Accruals related to purchases of property and equipment	$5,182	$696	$785

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Organization

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated or unless the context otherwise requires. We are a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through our Aéropostale stores and 7 to 12 year-old kids through our P.S. from Aéropostale stores.  As of January 29, 2011, we operated 965 Aéropostale stores, consisting of 906 stores in 49 states and Puerto Rico, 59 stores in Canada, as well as 47 P.S. from Aéropostale stores in 13 states.  In addition, pursuant to a Licensing Agreement, one of our international licensees operated 10 Aéropostale stores in the United Arab Emirates as of January 29, 2011.  During March 2011, we announced that we had signed a second licensing agreement.  The licensee to this agreement is expected to open approximately 25 stores in Singapore, Malaysia and Indonesia over the next five years.

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

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31.  Fiscal 2010 was the 52-week period ended January 29, 2011; fiscal 2009 was the 52-week period ended January 30, 2010, and fiscal 2008 was the 52-week period ended January 31, 2009.  Fiscal 2011 will be the 52-week period ending January 28, 2012.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimated.

The most significant estimates made by management include those made in the areas of merchandise inventory, the defined benefit retirement plan, long-lived assets, and income taxes. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

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

During fiscal 2010, we sourced approximately 85% of our merchandise from our top five merchandise vendors.  During fiscal 2009, we sourced approximately 81% of our merchandise from our top five merchandise vendors.  The loss of any of these sources could adversely impact our ability to operate our business.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of our Canadian subsidiary have been translated into United States dollars by translating balance sheet accounts at the year-end exchange rate and statement of income accounts at the average exchange rates for the year. Foreign currency translation gains and losses are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss and are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.  The balance of the unrealized foreign currency translation adjustment included in accumulated other comprehensive loss was income of $2.4 million as of January 29, 2011 compared to income of $49,000 as of January 30, 2010.  Foreign currency transaction gains and losses are charged or credited to earnings as incurred.

Cash Equivalents

We include credit card receivables and all short-term investments that qualify as cash equivalents with an original maturity of three months or less in cash and cash equivalents.

Fair Value Measurements

We follow the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement Disclosures” (“ASC 820”) as it relates to financial and nonfinancial assets and liabilities. We currently have no financial assets or liabilities that are measured at fair value.  Our non-financial assets, which include fixtures, equipment and improvements, are not required to be measured at fair value on a recurring basis.  However, if certain triggering events occur, or if an annual impairment test is required and we are required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at the fair value.  ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The fair value of cash and cash equivalents, receivables (included in other current assets), and accounts payable approximates their carrying value due to their short-term maturities.

Merchandise Inventory

Merchandise inventory consists of finished goods and is valued utilizing the cost method at the lower of cost or market determined on a weighted average basis. Merchandise inventory includes warehousing, freight, merchandise and design costs as an inventory product cost. We make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We recorded adjustments to inventory and cost of sales for lower of cost or market of $12.0 million as of January 29, 2011 and $9.3 million as of January 30, 2010.

Vendor Rebates

We receive vendor rebates from certain merchandise suppliers. The vendor rebates are earned as we receive merchandise from the suppliers and are computed at an agreed upon percentage of the purchase amount. Vendor rebates are recorded as a reduction of merchandise inventory, and are then recognized as a reduction of cost of sales when the related inventory is sold. Vendor rebates recorded as a reduction of merchandise inventory were $1.8 million as of January 29, 2011 and $1.5 million as of January 30, 2010. Vendor rebates recorded as a reduction of cost of sales were $10.2 million for fiscal 2010, $8.8 million for fiscal 2009, and $8.3 million for fiscal 2008.

Fixtures, Equipment and Improvements

Fixtures, equipment and improvements are stated at cost. Depreciation and amortization are provided for by the straight-line method over the following estimated useful lives:

Fixtures and equipment	10 years
Leasehold improvements	Lesser of useful lives or lease term
Computer equipment	5 years
Software	3 years

Evaluation for Long-Lived Asset Impairment

We periodically evaluate the need to recognize impairment losses relating to long-lived assets in accordance with FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”).  Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, we write the asset down to fair value and we record impairment charges, accordingly.  The estimation of fair value is measured by discounting expected future cash flows.   The recoverability assessment related to store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses.  The Company bases these estimates upon its past and expected future performance.  The Company believes its estimates are appropriate in light of current market conditions.  However, future impairment charges could be required for certain store locations if the Company does not achieve its current revenue or cash flow projections (see note 4 for a further discussion).

Pre-Opening Expenses

New store pre-opening costs are expensed as they are incurred.

Leases

Our store operating leases typically provide for fixed non-contingent rent escalations. Rent payments under our store leases typically commence when the store opens.  These leases include a pre-opening period that allows us to take possession of the property to fixture and merchandise the store. We recognize rent expense on a straight-line basis over the non-cancelable term of each individual underlying lease, commencing when we take possession of the property (see note 13 for a further discussion).

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

Gift Cards

We sell gift cards to our customers in our retail stores, through our websites, and through select third parties. We do not charge administrative fees on unused gift cards and our gift cards do not have an expiration date.  Revenue is not recorded on the purchase of gift cards.  A current liability is recorded upon purchase, and revenue is recognized when the gift card or store credits are redeemed for merchandise.  We also recognize breakage income for the portion of gift cards estimated to be unredeemed.  We have relieved our legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction.  We therefore determined that the likelihood of certain gift cards being redeemed by the customer was remote, based upon historical redemption patterns of gift cards.  For those gift cards that we determined redemption to be remote, we reversed our liability and recorded gift card breakage income in net sales.  We recorded net sales related to gift card breakage income of $5.8 million in fiscal 2010, $4.0 million in fiscal 2009 and $2.9 million in fiscal 2008 (see note 7).

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

Self-Insurance

We self-insure our workers compensation claims and our employee medical benefits. The recorded liabilities for these obligations are calculated primarily using historical experience and current information. The liabilities include amounts for actual claims and estimated claims incurred but not yet reported.  Self-insurance liabilities were $5.1 million at January 29, 2011 and $4.8 million at January 30, 2010.  We paid workers compensation claims of $0.8 million in fiscal 2010, $0.7 million in fiscal 2009 and $0.4 million in fiscal 2008.  In addition, we paid employee medical claims of $13.2 million in fiscal 2010, $11.8 million in fiscal 2009 and $9.0 million in fiscal 2008.

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

Marketing Costs

Marketing costs, which include e-commerce, print, radio and other media advertising, are expensed at the point of first broadcast or distribution, and were $9.7 million in fiscal 2010, $8.5 million in fiscal 2009, and $9.5 million in fiscal 2008.

Stock-Based Compensation

We follow the provisions from the FASB ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”). Under such guidance, all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement (see note 10 for a further discussion).

Segment Reporting

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting” (“ASC 280”), establishes standards for reporting information about a company’s operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We operate in and report as a single aggregated operating segment, which includes the operations of our Aéropostale retail stores, P.S. from Aéropostale retail stores, our Aéropostale and P.S. from Aéropostale e-commerce sites, and licensing revenue.  We do not rely on any major customers as a source of revenue.  Licensing revenue was less than 1% of total net sales for each period presented.

The following tables present summarized geographical information (in thousands):

	Fiscal
	2010	2009	2008
Net sales:
United States1	$2,281,421	$2,141,247	$1,840,238
Canada	119,013	88,858	45,293
Total net sales	$2,400,434	$2,230,105	$1,885,531

1 Amounts represent sales from Aéropostale U.S. retail stores, as well as e-commerce sales, that are billed to and/or shipped to foreign countries and licensing revenue.

	January 29, 2011	January 30, 2010
Long-lived assets, net:
United States	$269,447	$228,491
Canada	29,795	23,067
Total long-lived assets, net	$299,242	$251,558

Our consolidated net sales mix by merchandise category was as follows:

	Fiscal
Merchandise Categories	2010	2009	2008
Young Women’s	69%	70%	71%
Young Men’s	31	30	29
Total Merchandise Sales	100%	100%	100%

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

A valuation allowance against the Company’s deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future earnings, taxable income, and the mix of earnings in the jurisdictions in which the Company operates.  Management assesses the need for a valuation allowance based on the Company’s current and anticipated results of operations.  The need for and the amount of valuation allowances can change in future periods if operating results and projections change significantly.

Subsequent Events

For the fiscal year ended January 29, 2011, the Company has evaluated subsequent events for potential recognition and disclosure through the date of financial statement issuance.

Recent Accounting Developments

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures Topic 820: Improving Disclosures about Fair Value Measurements" (“ASU 2010-06”).  ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim reporting periods within those years.  The Company adopted the new disclosures effective January 30, 2010, except for the disclosure of activity within Level 3 fair value measurements.  The adoption of ASU 2010-06 did not have a material impact on the disclosures within the Company’s Consolidated Financial Statements.  The Level 3 disclosures are effective for the Company at the beginning of fiscal 2011 and are not expected to have a material impact on the Company’s Consolidated Financial Statements.

2.  Stock Split

In March 2010, we completed a three-for-two stock split on all shares of our common stock.  All share and per share amounts presented in the consolidated financial statements were retroactively adjusted for the common stock split, as were all previously reported periods contained herein.  This stock split resulted in the issuance of 31.3 million additional shares of common stock and was accounted for in accordance with FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”) by the transfer of $0.3 million from additional paid-in capital to common stock, which is the amount equal to the par value of the additional shares issued to effect the stock split on March 5, 2010.

3.  Executive Transition

In December 2010, we announced that Thomas P. Johnson, then our Co-Chief Executive Officer, had been appointed our Chief Executive Officer, effective December 1, 2010.  Mr. Johnson also continues to serve as a member of our Board of Directors.  At that same time, we also announced that Mindy C. Meads had departed from the Company, ending her tenure as both Co-Chief Executive Officer and as a director.  Additionally, effective December 1, 2010, we entered into a Separation Agreement and Release with Ms. Meads.  This separation agreement did not have a material impact on our consolidated financial statements.

Effective February 2010, Julian Geiger, our Chairman and then Chief Executive Officer elected to end his service as our Chief Executive Officer.  Mr. Geiger continues to serve as Chairman of our Board of Directors and as a part-time advisor to the Company.  Also effective in February 2010, Ms. Meads and Mr. Johnson were each promoted to the position of Co-Chief Executive Officer and appointed to the Board of Directors, and Michael J. Cunningham was promoted to the position of President and Chief Financial Officer.

4.   Asset Impairment

We have recorded Aéropostale store impairments of $0.7 million in fiscal 2010 for one store, $3.0 million in fiscal 2009 for six stores and $3.7 million in fiscal 2008 for 11 stores.  These charges were included in depreciation and amortization expense, which is included as a component of cost of sales.  These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of changes in circumstances that indicated the carrying value of an asset may not be recoverable or management’s intention to relocate or close the stores.  Impairment charges were primarily related to revenues not meeting targeted levels at the respective stores as a result of macroeconomic conditions, location related conditions and other factors that are negatively impacting the sales and cash flows of these locations.

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

        The table below sets forth by level within the fair value hierarchy the fair value of long-lived assets as of January 29, 2011 for which an impairment was recognized during the year (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses

Long-lived assets held and used	$—	$—	$—	$—	$674

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360, long-lived assets held and used with a carrying amount of $0.7 million were written down to zero, which is their fair value, resulting in an impairment charge of $0.7 million, which was included in earnings as of January 29, 2011.

During fiscal 2009, we completed the closure of our 14 store Jimmy’Z concept that was launched in 2005.  Inventory, severance and lease termination charges recorded in fiscal 2009 were not material to the consolidated financial statements and all costs associated with closing the Jimmy’Z store were incurred and paid as of January 30, 2010.

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

During fiscal 2010, we repurchased 10.3 million shares for $257.5 million, as compared to repurchases of 7.6 million shares for $174.3 million during fiscal 2009 and 0.3 million shares for $6.7 million during fiscal 2008.  On November 11, 2010, our Board of Directors approved a $300.0 million increase in repurchase availability under the program.

Program to date, we repurchased 53.0 million shares for $904.0 million, at an average price of $17.06 per share.  As of January 29, 2011, we have approximately $245.3 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

Retirement of Treasury Stock

In October 2010, we retired 47.5 million shares of our treasury stock.  These shares remain as authorized stock; however they are now considered unissued.  In accordance with ASC Topic 505, “Equity” (“ASC 505”), the treasury stock retirement resulted in a reduction of the following on our consolidated balance sheet: common stock by $0.4 million, treasury stock by $764.8 million and retained earnings by $764.4 million.  There was no effect on total stockholders’ equity position as a result of the retirement.

Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss (in thousands):

	January 29, 2011	January 30, 2010

Pension liability, net of tax	$(2,823)	$(7,042)
Cumulative foreign currency translation adjustment1	2,380	49
Total accumulated other comprehensive loss	$(443)	$(6,993)

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

6.  Fixtures, Equipment and Improvements

Fixtures, equipment and improvements consist of the following (in thousands):

	January 29, 2011	January 30, 2010
Leasehold improvements	$321,853	$269,809
Fixtures and equipment	134,787	118,591
Computer equipment and software	86,687	68,561
Construction in progress	5,182	696
	548,509	457,657
Less accumulated depreciation and amortization	249,267	206,099
	$299,242	$251,558

Depreciation and amortization expense was $58.7 million in fiscal 2010, $52.9 million in fiscal 2009, and $45.8 million in fiscal 2008.  Included in depreciation and amortization expense are Aéropostale store impairment charges of $0.7 million in fiscal 2010, $3.0 million in fiscal 2009 and $3.7 million in fiscal 2008.

7.  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	January 29, 2011	January 30, 2010
Accrued gift cards	$27,673	$24,559
Accrued compensation	23,838	32,682
Accrued rent	16,225	16,804
Income taxes payable	10,047	26,867
Current portion of SERP liability	1,327	17,080
Current deferred tax liability	7	—
Other	33,971	32,998
	$113,088	$150,990

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

Events of default under the Credit Facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default on leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, institution of legal process or proceedings under federal, state or civil statutes, legal challenges to loan documents, and a change in control.  If an event of default occurs, the Lender will be entitled to take various actions, including the acceleration of amounts due thereunder and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral.  Upon the occurrence of an event of default under the Credit Facility, the lender may cease making loans, terminate the Credit Facility, and declare all amounts outstanding to be immediately due and payable.  As of January 29, 2011, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.  As of January 29, 2011, we had no outstanding balances or stand-by or commercial letters of credit issued under the Credit Facility.

9.  Earnings Per Share

In accordance with ASC 260, basic earnings per share has been computed based upon the weighted average of common shares during the applicable fiscal year.  Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include certain stock options, restricted stock units and performance shares.

Earnings per common share has been computed as follows (in thousands, except per share data):

	Fiscal
	2010	2009	2008
Net income	$231,339	$229,457	$149,422
Weighted average basic shares	91,700	99,629	100,248
Impact of dilutive securities	1,062	1,396	1,116
Weighted average diluted shares	92,762	101,025	101,364
Per common share:
Basic earnings per share	$2.52	$2.30	$1.49
Diluted earnings per share	$2.49	$2.27	$1.47

All options to purchase shares were included in the computation of diluted earnings per share during fiscal 2010.  Options to purchase 6,000 shares in fiscal 2009 and 1,572,764 in fiscal 2008 were excluded from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.

10.  Stock-Based Compensation

Under the provisions of ASC 718, all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement.

Stock Options

We have stock option plans under which we may grant qualified and non-qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees. As of January 29, 2011, a total of 4,154,784 shares were available for future grant under our plans compared to a total of 4,296,008 shares as of January 30, 2010. Stock options may not be granted at less than the fair market value at the date of grant. Stock options generally vest over four years on a pro-rata basis and expire after eight years. All outstanding stock options immediately vest upon (i) a change in control of the company and (ii) termination of the employee within one year of such change of control.  We did not grant any stock options during fiscal 2009 or 2010.

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

We have elected to adopt the simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee and director share-based awards that were outstanding.

The effects of applying the provisions of ASC 718 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

The following tables summarize stock option transactions for common stock for fiscal 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of January 31, 2010	1,311	$14.85
Granted	—	$—
Exercised	(520)	$13.39
Cancelled	(45)	$17.92
Outstanding as of January 29, 2011	746	$15.68	3.56	$6.4
Options vested and expected to vest 1 at January 29, 2011	738	$15.66	3.56	$6.4
Exercisable as of January 29, 2011	559	$14.88	3.25	$5.3

1 The number of options expected to vest takes into consideration estimated expected forfeitures.

We recognized $2.0 million in compensation expense related to stock options in fiscal 2010, $2.7 million in fiscal 2009 and $3.7 million in fiscal 2008.  The weighted average grant-date fair value of options granted was $8.07 during fiscal 2008.  The intrinsic value of options exercised was $5.7 million in fiscal 2010, $8.0 million in fiscal 2009, and $1.7 million in fiscal 2008.

The following tables summarize information regarding non-vested outstanding stock options as of January 29, 2011:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of January 31, 2010	611	$7.83
Granted	—	$—
Vested	(379)	$7.64
Cancelled	(45)	$7.92
Non-vested as of January 29, 2011	187	$8.19

As of January 29, 2011, there was $0.4 million of total unrecognized compensation cost related to non-vested options that we expect to be recognized over the remaining weighted average vesting period of two years.  We expect to recognize $0.4 million of this cost in fiscal 2011 and approximately $35,000 in fiscal 2012.

Non-Vested Stock

Certain of our employees and all of our directors have been awarded non-vested stock, pursuant to non-vested stock agreements. The non-vested stock awarded to employees cliff vest after up to three years of continuous service with us.  All non-vested stock immediately vest upon a change in control of the Company.  Initial grants of non-vested stock awarded to directors vest, pro-rata, over a three-year period, based upon continuous service. Subsequent grants of non-vested stock awarded to directors vest in full one year after the grant-date.

The following table summarizes non-vested shares of stock outstanding at January 29, 2011:

	Shares	Weighted- Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 31, 2010	980	$18.76
Granted	316	$25.95
Vested	(419)	$17.74
Cancelled	(124)	$19.58
Outstanding as of January 29, 2011	753	$22.22

Total compensation expense is being amortized over the vesting period. Compensation expense was $7.5 million for fiscal 2010, $8.1 million for fiscal 2009 and $11.4 million for fiscal 2008. As of January 29, 2011, there was $5.9 million of unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over the weighted average period of one year.  The total fair value of shares vested were $7.4 million during fiscal 2010, $8.2 million during fiscal 2009 and $7.7 million during fiscal 2008.

Performance Shares

Certain of our executives have been awarded performance shares, pursuant to performance shares agreements. The performance shares vest at the end of three years of continuous service with us, and the number of shares ultimately awarded is contingent upon meeting various cumulative consolidated earnings targets.  All performance shares immediately vest upon a change in control of the Company.  Compensation cost for the performance shares are periodically reviewed and adjusted based upon the probability of achieving certain performance goals targets. If the probability of achieving targets changes, compensation cost will be adjusted in the period that the probability of achievement changes.

The following table summarizes performance shares of stock outstanding at January 29, 2011:

	Shares	Weighted- Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 31, 2010	664	$17.35
Granted	59	$28.60
Vested	(152)	$17.82
Cancelled	(149)	$18.16
Outstanding as of January 29, 2011	422	$18.44

Total compensation expense is being amortized over the vesting period. Compensation expense was $2.0 million for fiscal 2010, $3.9 million for fiscal 2009 and $1.5 million in fiscal 2008. As of January 29, 2011, there was $2.6 million of unrecognized compensation cost related to performance shares awards that is expected to be recognized over the weighted average period of one year.

11.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following (in thousands):

	January 29, 2011	January 30, 2010
Supplemental Executive Retirement Plan (“SERP”)	$9,597	$25,282
Long-term incentive deferred compensation plan	1,405	935
Postretirement benefit plan	1,154	923
Total	12,156	27,140
Less amount classified in accrued expenses related to SERP	1,327	17,080
Long-term retirement benefit plan liabilities	$10,829	$10,060

401(k) Plan

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements. Under the terms of the plan, employees may contribute, subject to statutory limitations, up to 14% of gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants. We also have the option to make additional contributions. Each matching contribution vests over a five-year service period with 20% vesting after two years and 50% vesting after year three. Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after five years of service. Contribution expense was $1.1 million in fiscal 2010, $1.1 million in fiscal 2009 and $0.8 million in fiscal 2008.

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

During August 2010, we made a payment of approximately $16.7 million to our Chairman, who also previously served as our former Chief Executive Officer from our Supplemental Executive Retirement Plan (“SERP”).  Accordingly, the related SERP liability was classified as a current liability on our consolidated balance sheet as of January 30, 2010.  Such amount was paid from our cash flows from operations.  In connection with this payment, during the third quarter of fiscal 2010, we recorded a charge of $6.4 million in selling, general and administrative expenses representing the settlement loss, with a corresponding amount recorded to relieve accumulated other comprehensive loss included in our stockholder’s equity ($3.9 million, net of tax).  This accounting treatment is in accordance with settlement accounting procedures under the provisions of ASC 715-30-35-79.

The following information about the SERP is provided below (in thousands):

	January 29, 2011	January 30, 2010
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of period	$25,282	$21,224
Service cost	884	686
Interest cost	957	1,514
Plan amendments	—	—
Actuarial loss	106	1,858
Benefits paid	—	—
Settlements	(17,632)	—
Special termination benefits	—	—
Benefit obligation at end of period	$9,597	$25,282

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	17,632	—
Benefits paid	(17,632)	—
Settlements	—	—
Fair value of plan assets at end of period	$—	$—

Funded status at end of period	$(9,597)	$(25,282)

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION:
Noncurrent assets	$—	$—
Current liabilities	(1,327)	(17,080)
Noncurrent liabilities	(8,270)	(8,202)
	$(9,597)	$(25,282)

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS:
Net loss	$3,098	$10,337
Prior service cost	685	759
Total	$3,783	$11,096

INFORMATION FOR PENSION PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS:
Projected benefit obligation	$9,597	$25,282
Accumulated benefit obligation	5,331	20,609
Fair value of plan assets	—	—

Pension expense includes the following components (in thousands):

	Fiscal
	2010	2009	2008
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$884	$686	$655
Interest cost	957	1,514	1,146
Expected return on plan assets	—	—	—
Amortization of prior service cost	74	74	74
Amortization of net loss	556	628	594
Net periodic benefit cost	$2,471	$2,902	$2,469
Settlement loss	6,789	—	—
Total benefit cost	$9,260	$2,902	$2,469

OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE LOSS:
Net actuarial loss	$106	$1,858	$1,593
Prior service cost	—	—	—
Amortization of net loss	(556)	(628)	(594)
Amortization of prior service cost	(74)	(74)	(74)
Settlement loss	(6,789)	—	—
Total recognized in other comprehensive loss	$(7,313)	$1,156	$925
Total recognized in net periodic benefit cost and other comprehensive loss	$1,947	$4,058	$3,394

WEIGHTED AVERAGE ASSUMPTIONS USED:
Discount rate to determine benefit obligations	5.50%	5.60%	6.75%
Discount rate to determine net periodic pension cost	5.38%	6.75%	5.75%
Rate of compensation increase1	4.50%	4.50%	4.50%

1 Rate of compensation is used for determining the benefit obligation and net periodic pension cost.

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $191,000 and $74,000, respectively.  The estimated net loss and prior service cost for the other postretirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $20,000 and $17,000, respectively.

The discount rates were determined by matching a published set of zero coupon yields and associated durations to expected plan benefit payment streams to obtain an implicit internal rate of return.

Long-term Incentive Deferred Compensation Plan

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management, with liabilities of $1.4 million as of January 29, 2011 and $0.9 million at January 30, 2010. The plan is a non-qualified, defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP. We record annual monetary credits to each participant’s account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant’s account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants’ accounts will be fully vested upon retirement after completing five years of service and attaining age 55.

Postretirement Benefit Plan

We have a postretirement benefit plan for certain executives that provides retiree medical and dental benefits.  The plan is an other post-employment benefit plan and is not funded.  We have recorded non-current liabilities of $1.2 million as of January 29, 2011 and $0.9 million as of January 30, 2010 for the accumulated postretirement benefit obligation.  Pension expense and the liability related to this plan was not material to our consolidated financial statements for any period presented.

We expect to contribute approximately $1.4 million to the SERP and $24,000 to the Postretirement Benefit Plan in fiscal 2011.  The amount of cash contributions we are required to make to the plans could increase or decrease depending on when employees make retirement elections and other factors which are not in the control of the Company. Our expected cash contributions to the plans are equal to the expected benefit payments as shown in the table below.

Future benefit payments are expected to be (in thousands):

	SERP Plan	Postretirement Benefit Plan
2011	$1,375	$24
2012	—	26
2013	—	25
2014	—	23
2015	—	20
Years 2016-2020	—	256

12.  Income Taxes

Domestic and foreign pretax income are as follows (in thousands):

	Fiscal
	2010	2009	2008

Domestic	$375,364	$376,773	$249,726
Foreign	11,312	6,033	(917)
Total income before provision for income taxes	$386,676	$382,806	$248,809

The provision for income taxes consists of the following (in thousands):

	Fiscal
	2010	2009	2008
Current:
Federal	$105,768	$127,119	$78,823
State and local	26,814	28,865	17,376
Foreign	3,932	1,535	166
	136,514	157,519	96,365
Deferred:
Federal	18,945	(3,204)	4,012
State and local	(229)	(1,479)	(756)
Foreign	107	513	(234)
	18,823	(4,170)	3,022
	$155,337	$153,349	$99,387

Reconciliation of the U.S. statutory tax rate with our effective tax rate is summarized as follows:

	Fiscal
	2010	2009	2008
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
State income taxes, net of federal tax benefits	4.6	4.5	4.2
Other	0.6	0.6	0.7
Effective rate	40.2%	40.1%	39.9%

The components of the net deferred income tax assets are as follows (in thousands):

	January 29, 2011	January 30, 2010
Current:
Inventory	$2,308	$1,889
Unredeemed gift cards	1,637	1,119
Accrued compensation	7,189	9,766
Retirement benefit plan liabilities	599	6,985
Other	1,853	1,924
	$13,586	$21,683

Non-current:
Furniture, equipment and improvements	$(26,748)	$(12,686)
Retirement benefit plan liabilities	4,194	3,844
Stock-based compensation	8,236	9,810
Deferred rent and tenant allowances	3,075	1,925
Net operating loss carry-forwards (“NOL’s”)	2,623	2,147
Valuation allowances for NOL’s	(196)	(281)
Other	1,450	1,624
	(7,366)	6,383
Net deferred income tax assets	$6,220	$28,066

As of January 29, 2011, we had approximately $50.0 million of NOL’s from certain states that were generated principally by our Jimmy’Z subsidiary that will expire between 2016 and 2029.  We have recorded valuation allowances against certain of these NOL’s.  Subsequent recognition of these deferred tax assets that were previously reduced by valuation allowances would result in an income tax benefit in the period of such recognition.

We have not recognized any United States (“U.S.”) tax expense on undistributed foreign earnings as they are intended to be indefinitely reinvested outside of the U.S.  Income (loss) derived from foreign jurisdictions is not material to the consolidated financial statements.  In addition, there were no significant undistributed earnings at January 29, 2011.

We follow the provisions of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in income taxes. Uncertain tax position liabilities, inclusive of interest and penalty, were $4.3 million as of January 29, 2011, $4.9 million as of January 30, 2010 (of which $1.0 million was classified in current liabilities) and $2.6 million as of January 31, 2009.  Reversal of these liabilities, along with reversal of related deferred tax assets, would favorably impact our effective tax rate.

We recognize interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense.  We recorded approximately $(0.5) million, $0.9 million and $0.3 million in additional interest and penalties, before federal and, if applicable, state tax effect in fiscal 2010, 2009 and 2008, respectively. We had liabilities for accrued interest and penalties of $1.1 million as of January 29, 2011 and $1.6 million as of January 30, 2010.

Below is a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits relating to uncertain tax positions, which are recorded in our Consolidated Balance Sheets.

Unrecognized Tax Benefits
(In thousands)
Balance at February 3, 2008	$9,594
Increases due to tax positions related to prior years	485
Increases due to tax positions related to current year	316
Increases due to settlements with taxing authorities	229
Decreases due to settlements with taxing authorities	(8,487)
Decreases due to tax positions related to prior years	(180)
Decreases due to expiration of statute of limitations	(20)
Balance at January 31, 2009	$1,937
Increases due to tax positions related to prior years	1,312
Increases due to tax positions related to current year	139
Decreases due to tax positions related to prior years	(20)
Decreases due to expiration of statute of limitations	(84)
Balance at January 30, 2010	$3,284
Increases due to tax positions related to prior years	1,317
Increases due to tax positions related to current year	131
Decreases due to settlements with taxing authorities	(1,504)
Balance at January 29, 2011	$3,228

We file U.S. and Canadian federal, various state and provincial income tax returns.  Our U.S. federal filings for the years 2002 through 2005 were examined by the IRS and were settled in the fourth quarter of fiscal 2007.  We paid approximately $7.7 million relating to this settlement in the first quarter of fiscal 2008.  This liability was included in the above balance of uncertain tax position liabilities at February 3, 2008.  The examination liability related to the timing of taxable revenue from unredeemed gift cards.  Our U.S. federal filings for the years 2006 through 2008 were examined by the IRS and were settled in the fourth quarter of fiscal 2010.  We paid approximately $0.7 million relating to this settlement in the fourth quarter of fiscal 2010.  This liability was included in the above balance of uncertain tax position liabilities at January 30, 2010.  The examination liability related to the timing of taxable revenue from unredeemed gift cards.  Certain tax returns remain open for examination generally for our 2006 through 2009 tax years by various taxing authorities.  However, certain states may keep their statute open for six to ten years.

13.  Commitments and Contingencies

Leases — We are committed under non-cancelable leases for our entire store, distribution centers and office space locations, which generally provide for minimum rent plus additional increases in real estate taxes, certain operating expenses, etc. Certain leases also require contingent rent based on sales.

The aggregate minimum annual real estate rent commitments as of January 29, 2011 are as follows (in thousands):

Due in Fiscal Year	Total
2011	$96,685
2012	123,978
2013	117,327
2014	107,862
2015	95,680
Thereafter	386,268
Total	$927,800

Additionally, as of January 29, 2011, we were committed to equipment leases in aggregate of $9.0 million through fiscal 2014.

Rental expense consists of the following (in thousands):

	Fiscal
	2010	2009	2008
Minimum rentals for stores	$112,872	$97,889	$88,040
Contingent rentals	24,396	23,809	18,793
Office space rentals	3,945	3,921	3,914
Distribution centers rentals	3,213	3,181	3,181
Equipment rentals	4,075	3,070	1,981

Employment, Services and Separation Agreements — During March 2011, we entered into employment agreements with Thomas P. Johnson, our Chief Executive Officer and Michael J. Cunningham, our President.  In addition, we entered into a services agreement with Julian R. Geiger, our Chairman.  These agreements were effective December 2010.  During December 2010, we entered into a separation agreement with Mindy C. Meads, our former Co-Chief Executive Officer.  The total contractual commitment for all of these agreements combined is $9.3 million as of January 29, 2011.

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

We are also party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees — We had no financial guarantees outstanding at January 29, 2011.  We had no commercial commitments outstanding as of January 29, 2011.

14.  Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information (in thousands, except per share amounts):

	13 Weeks Ended
	May 1, 2010	July 31, 2010	October 30, 2010	January 29, 2011

Fiscal 2010
Net sales	$463,641	$494,706	$602,756	$839,331
Gross profit	182,819	184,630	220,587	298,126
Net income	45,384	43,600	58,535	83,820
Basic earnings per share	0.48	0.47	0.64	0.96
Diluted earnings per share	0.48	0.46	0.63	0.95

	13 Weeks Ended
	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010

Fiscal 2009
Net sales	$408,024	$453,020	$567,838	$801,223
Gross profit	147,890	165,692	222,917	310,648
Net income	31,675	38,589	62,629	96,564
Basic earnings per share	0.31	0.38	0.62	1.00
Diluted earnings per share	0.31	0.38	0.61	0.99

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 29, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment, our management believes that, as of January 29, 2011, our internal control over financial reporting is effective.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Senior Vice President and Chief Financial Officer concluded that as of the end of our fiscal year ended January 29, 2011, our disclosure controls and procedures are effective.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information, as of January 29, 2011, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of restricted shares granted to employees, consultants or members of our Board of Directors, under our two existing equity compensation plans, the Aéropostale, Inc. 1998 Stock Option Plan and the Aéropostale, Inc. 2002 Long-Term Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,918,350	$18.85	4,154,784
Equity compensation plans not approved by security holders	—	—	—
Total	1,918,350	$18.85	4,154,784

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
	2.
Financial Statement Schedule
Schedule II:  Valuation and Qualifying Accounts

Other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

	3.	Exhibits included or incorporated herein: See Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation.(1)
3.2	Form of Amended and Restated By-Laws. (2)
4.1	Specimen Common Stock Certificate. (1)
10.1	Aéropostale, Inc. Amended and Restated 1998 Stock Option Plan. (3)**
10.2	Aéropostale, Inc. Amended and Restated 2002 Long-Term Incentive Plan. (3)**
10.7	Second Amended and Restated Loan and Security Agreement, dated November 13, 2007, by and between Bank of America, N.A. and Aéropostale, Inc.(4)
10.8	Collared Forward Repurchase Agreement, dated November 12, 2007, by and between Bank of America, N.A. and Aéropostale, Inc.(4)
10.13	Employment Agreement, dated March 7, 2011 and effective on December 1 2010, between Aéropostale, Inc. and Thomas P. Johnson.(5)**
10.14	Employment Agreement, dated March 7, 2011 and effective on December 1, 2010, between Aéropostale, Inc. and Michael J. Cunningham. (5)**
10.15	Advisory Agreement, dated as of March 7, 2011, between Aéropostale, Inc. and Julian R. Geiger.(5)**
21	Subsidiaries of the Company.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification by Thomas P. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Marc D. Miller, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Thomas P. Johnson, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification by Marc D. Miller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*
__________

*	Filed herewith.
**	Management contract or compensatory plan.
***	Furnished, not filed.

(1)	Incorporated by reference to the Registration Statement on Form S-1, as amended, originally filed by Aéropostale, Inc. on March 8, 2002 (Registration No. 333-84056).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 15, 2010 (File No. 001-31314).

(3)	Incorporated by reference to the Registrant’s Proxy Statement, dated May 5, 2006 (File No. 001-31314).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated November 15, 2007 (File No. 001-31314).

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 11, 2011 (File No. 001-31314).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AÉROPOSTALE, INC.

By:        /s/  THOMAS P. JOHNSON
    Thomas P. Johnson
      Chief Executive Officer and Director

Date: March 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THOMAS P. JOHNSON	Chief Executive Officer	March 28, 2011
Thomas P. Johnson	and Director
(Principal Executive Officer)

/s/ MARC D. MILLER	Senior Vice President	March 28, 2011
Marc D. Miller	and Chief Financial Officer
(Principal Financial Officer)

/s/ ROSS A. CITTA	Group Vice President	March 28, 2011
Ross A. Citta	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ JULIAN R. GEIGER	Chairman of the Board	March 28, 2011
Julian R. Geiger	of Directors

/s/ BODIL ARLANDER	Director	March 28, 2011
Bodil Arlander

/s/ RONALD R. BEEGLE	Director	March 28, 2011
Ronald R. Beegle

/s/ ROBERT B. CHAVEZ	Director	March 28, 2011
Robert B. Chavez

/s/ EVELYN DILSAVER	Director	March 28, 2011
Evelyn Dilsaver

/s/ JOHN N. HAUGH	Director	March 28, 2011
John N. Haugh

/s/ KARIN HIRTLER — GARVEY	Director	March 28, 2011
Karin Hirtler — Garvey

/s/ JOHN D. HOWARD	Director	March 28, 2011
John D. Howard

/s/ DAVID B. VERMYLEN	Director	March 28, 2011
David B. Vermylen

AÉROPOSTALE, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Reserve for Sales Returns:	Balance Beginning of Period	Amounts Charged to Net Income	Write-offs Against Reserve	Balance End of Period
	(In thousands)
Year Ended January 29, 2011	$892	$526	$693	$725
Year Ended January 30, 2010	$852	$802	$762	$892
Year Ended January 31, 2009	$641	$939	$728	$852

Valuation Allowance for State Deferred Tax Assets:	Balance Beginning of Period	Amounts Charged to Net Income	Write-offs Against Reserve	Balance End of Period
	(In thousands)
Year Ended January 29, 2011	$281	$12	$97	$196
Year Ended January 30, 2010	$551	$(270)	$—	$281
Year Ended January 31, 2009	$462	$89	$—	$551