Form 10-Q
period 2011-06-03
AEROPOSTALE INC
filed 2011-06-03
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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

The Registrant had 80,726,865 shares of common stock outstanding as of May 27, 2011.

AÉROPOSTALE, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	April 30, 2011	January 29, 2011	May 1, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$139,103	$265,553	$312,716
Merchandise inventory	142,250	156,596	122,686
Deferred income taxes	13,593	13,593	21,680
Prepaid taxes	10,918	—	—
Prepaid expenses and other current assets	34,973	33,823	28,670
Total current assets	340,837	469,565	485,752
Fixtures, equipment and improvements, net	308,514	299,242	264,895
Other assets	4,531	4,390	7,337
TOTAL ASSETS	$653,882	$773,197	$757,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$94,065	$103,014	$72,008
Accrued expenses and other current liabilities	78,002	113,088	121,033
Total current liabilities	172,067	216,102	193,041
Deferred rent, tenant allowances and other	113,472	109,331	97,621
Non-current retirement benefit plan liabilities	11,150	10,829	10,447
Uncertain tax contingency liabilities	4,327	4,298	4,009

Commitments and contingent liabilities (See notes 8, 9 and 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 91,124; 90,692 and 138,099 shares issued	911	907	1,381
Additional paid-in capital	199,798	195,401	185,498
Accumulated other comprehensive income (loss)	2,129	(443)	(5,254)
Retained earnings	406,132	389,764	968,174
Treasury stock 10,398; 6,112 and 44,575 shares, at cost	(256,104)	(152,992)	(696,933)
Total stockholders’ equity	352,866	432,637	452,866
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$653,882	$773,197	$757,984

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	13 weeks ended
	April 30, 2011	May 1, 2010

Net sales	$469,183	$463,641

Cost of sales (includes certain buying, occupancy and warehousing expenses)	332,525	280,822

Gross profit	136,658	182,819

Selling, general and administrative expenses	109,082	107,668

Income from operations	27,576	75,151

Interest expense, net	67	27

Income before income taxes	27,509	75,124

Income taxes	11,142	29,740

Net income	$16,367	$45,384

Basic earnings per share	$0.20	$0.48

Diluted earnings per share	$0.20	$0.48

Weighted average basic shares	82,605	93,912

Weighted average diluted shares	83,445	94,944

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	13 weeks ended
	April 30, 2011	May 1, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$16,367	$45,384
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	15,967	13,366
Stock-based compensation	2,591	4,016
Excess tax benefits from stock-based compensation	(714)	(3,744)
Other	(1,377)	(1,974)
Changes in operating assets and liabilities:
Merchandise inventory	14,956	10,594
Prepaid taxes and other assets	(11,900)	(107)
Accounts payable	(9,192)	(18,992)
Accrued expenses and other liabilities	(30,174)	(41,735)

Net cash (used in) provided by operating activities	(3,476)	6,808

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,430)	(14,737)

Net cash used in investing activities	(25,430)	(14,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(100,118)	(36,692)
Proceeds from exercise of stock options	1,096	5,929
Excess tax benefits from stock-based compensation	714	3,744

Net cash used in financing activities	(98,308)	(27,019)

Effect of exchange rate changes	764	688

Net decrease in cash and cash equivalents	(126,450)	(34,260)

Cash and cash equivalents, beginning of year	265,553	346,976

Cash and cash equivalents, end of period	$139,103	$312,716

Supplemental Disclosure of Cash Flow Information:

Accruals related to purchases of property and equipment	$3,275	$11,408

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Aéropostale, Inc. is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 7 to 12 year-old kids through its P.S. from Aéropostale stores.  The Company provides customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise.  Aéropostale products can be purchased in Aéropostale stores and online at www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com or ps4u.com are solely references to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Quarterly Report on Form 10-Q).  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, certain Aéropostale stores and online at www.ps4u.com.  As of April 30, 2011, we operated 973 Aéropostale stores, consisting of 913 stores in 49 states and Puerto Rico, 60 stores in Canada, as well as 54 P.S. from Aéropostale stores in 16 states.  In addition, pursuant to a Licensing Agreement, one of our international licensees operated 10 Aéropostale stores in the United Arab Emirates as of April 30, 2011.  During March 2011, we announced that we had signed a second licensing agreement.  The licensee to this agreement is expected to open approximately 25 stores in Singapore, Malaysia and Indonesia over the next five years.

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

Our business is highly seasonal, and historically we have realized a significant portion of our sales, net income, and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in the third quarter and the holiday selling season in the fourth quarter.  Therefore, our interim period consolidated financial statements may not be indicative of our full-year results of operations, financial condition or cash flows.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended January 29, 2011.

References to “2011” or “fiscal 2011” mean the 52-week period ending January 28, 2012 and references to “2010” or “fiscal 2010” mean the 52-week period ended January 29, 2011.  References to “the first quarter of 2011” mean the thirteen-week period ended April 30, 2011 and references to “the first quarter of 2010” mean the thirteen-week period ended May 1, 2010.

2.  Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores and at the time our e-commerce customers take possession of merchandise.  Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized.  Shipping revenue from our e-commerce customers is also included in sales revenue.  Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum royalty levels.  Revenue is not recorded on the purchase of gift cards or store credits.  A current liability is recorded upon purchase, and revenue is recognized when the gift card or store credits are redeemed for merchandise.  We also recognize breakage income for the portion of gift cards estimated to be unredeemed.  We have relieved our legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction.  We therefore determined that the likelihood of certain gift cards being redeemed by the customer was remote, based upon historical redemption patterns of gift cards.  For those gift cards that we determined redemption to be remote, we reversed our liability and recorded gift card breakage income in net sales.  In the first quarter of 2011, we recorded $1.0 million in net sales related to gift card breakage income compared to $0.8 million in the first quarter of 2010.

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

During the first quarter of 2011, the Company repurchased 4.2 million shares of our common stock for $100.1 million, as compared to repurchases of 1.3 million shares for $36.7 million during the first quarter of 2010.

Program to date, we repurchased 57.1 million shares of our common stock for $1.0 billion, at an average price of $17.57 per share.  As of April 30, 2011, we have approximately $145.2 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

Comprehensive Income (Loss)

The following table sets forth the components of total comprehensive income:

	13 weeks ended
	April 30, 2011	May 1, 2010
	(In thousands)
Net income	$16,367	$45,384
Other comprehensive income:
Changes in pension liability, net of tax	126	135
Changes in foreign currency translation adjustment 1	2,446	1,604
Total comprehensive income	$18,939	$47,123

The following table sets forth the components of accumulated other comprehensive income (loss):

	April 30, 2011	January 29, 2011	May 1, 2010
	(In thousands)
Pension liability, net of tax	$(2,697)	$(2,823)	$(6,907)
Cumulative foreign currency translation adjustment 1	4,826	2,380	1,653
Total accumulated other comprehensive income (loss)	$2,129	$(443)	$(5,254)

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

5.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended
	April 30, 2011	May 1, 2010
	(In thousands, except per share data)
Net income	$16,367	$45,384
Weighted average basic shares	82,605	93,912
Impact of dilutive securities	840	1,032
Weighted average diluted shares	83,445	94,944
Earnings per basic share	$0.20	$0.48
Earnings per diluted share	$0.20	$0.48

All options to purchase shares were included in the computation of diluted earnings per share during the first quarter of 2011 and the first quarter of 2010.

6.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	April 30, 2011	January 29, 2011	May 1, 2010
Accrued gift cards	$20,654	$27,673	$17,842
Accrued compensation and retirement benefit plan liabilities	17,747	25,165	38,538
Accrued rent	11,358	16,225	14,305
Other	28,243	44,025	50,348
	$78,002	$113,088	$121,033

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

Events of default under the Credit Facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default on leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, institution of legal process or proceedings under federal, state or civil statutes, legal challenges to loan documents, and a change in control.  If an event of default occurs, the Lender will be entitled to take various actions, including the acceleration of amounts due thereunder and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral.  Upon the occurrence of an event of default under the Credit Facility, the lender may cease making loans, terminate the Credit Facility, and declare all amounts outstanding to be immediately due and payable.  As of April 30, 2011, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.  During the first quarter of 2011 and as of April 30, 2011, we had no outstanding balances or stand-by or commercial letters of credit issued under the Credit Facility.

8.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	April 30, 2011	January 29, 2011	May 1, 2010
	(In Thousands)
Supplemental Executive Retirement Plan (“SERP”)	$9,868	$9,597	$25,844
Long-term incentive deferred compensation plan	1,575	1,405	1,086
Postretirement benefit plan	1,034	1,154	974
Total	12,477	12,156	27,904
Less amount classified in accrued expenses related to SERP	1,327	1,327	17,457
Long-term retirement benefit plan liabilities	$11,150	$10,829	$10,447

401(k) Plan

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements.  Under the terms of the plan, employees may contribute, subject to statutory limitations, up to 14% of their gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants.  We also have the option to make additional contributions or suspend the employer contribution at any time.  Each matching contribution vests over a five-year service period with 20% vesting after two years and 50% vesting after year three.  Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after five years of service.

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

The components of net periodic pension benefit cost are as follows:

	13 weeks ended
	April 30, 2011	May 1, 2010
	(In thousands)
Service cost	$140	$213
Interest cost	131	349
Amortization of prior experience cost	18	19
Amortization of net loss	52	221
Net periodic pension benefit cost	$341	$802

We had non-current liabilities of $8.5 million as of April 30, 2011, $8.3 million as of January 29, 2011 and $8.4 million as of May 1, 2010, in connection with this plan.  We had current liabilities of $1.3 million as of April 30, 2011, $1.3 million as of January 29, 2011 and $17.5 million as of May 1, 2010, in connection with this plan.

Long-term Incentive Plan

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management.  The plan is a non-qualified, non-contributory defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP.  We record annual monetary credits to each participant’s account based on compensation levels and years as a participant in the plan.  Annual interest credits are applied to the balance of each participant’s account based upon established benchmarks.  Each annual credit is subject to a three-year cliff-vesting schedule, and participants’ accounts will be fully vested upon retirement after completing five years of service and attaining age 55.  We had liabilities of $1.6 million as of April 30, 2011, $1.4 million as of January 29, 2011 and $1.1 million as of May 1, 2010, in connection with this plan.

Postretirement Benefit Plan

We maintain a postretirement benefit plan for certain executives that provides retiree medical and dental benefits.  The plan is an other post-employment benefit plan, or OPEB, and is not funded.  We had recorded non-current liabilities of $1.0 million as of April 30, 2011, $1.2 million as of January 29, 2011 and $1.0 million as of May 1, 2010, for the accumulated postretirement benefit obligations.  Pension expense related to this plan was not material to our unaudited condensed consolidated financial statements for any period presented.

9.  Stock-Based Compensation

Under the provisions of Accounting Standards Codification  (“ASC”) Topic 718, “Compensation –Stock Compensation” (“ASC 718”), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement.

Non-Vested Stock

Certain of our employees and all of our directors have been awarded non-vested stock, pursuant to non-vested stock agreements. The non-vested stock awarded to employees generally cliff vests after up to three years of continuous service with us.  All non-vested stock immediately vests upon a change in control of the Company.  Initial grants of non-vested stock awarded to directors vest, pro-rata, over a three-year period, based upon continuous service. Subsequent grants of non-vested stock awarded to directors vest in full one year after the grant-date.

The following table summarizes non-vested shares of stock outstanding as of April 30, 2011:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 30, 2011	753	$22.22
Granted	395	23.84
Vested	(246)	21.31
Cancelled	(5)	21.56
Outstanding as of April 30, 2011	897	$23.19

Total compensation expense is being amortized over the vesting period.  Compensation expense related to non-vested stock activity was $2.0 million for the first quarter of 2011 and $2.1 million for the first quarter of 2010.  As of April 30, 2011, there was $12.7 million of unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over the weighted average period of two years.  The total fair value of shares vested was $5.3 million during the first quarter of fiscal 2011 and $7.2 million during the first quarter of fiscal 2010.

Performance Shares

Certain of our executives have been awarded performance shares, pursuant to performance shares agreements. The performance shares vest at the end of three years of continuous service with us, and the number of shares ultimately awarded is contingent upon meeting various cumulative consolidated earnings targets.  All performance shares immediately vest upon a change in control of the Company.  Compensation cost for the performance shares are periodically reviewed and adjusted based upon the probability of achieving certain performance targets.  If the probability of achieving targets changes, compensation cost will be adjusted in the period that the probability of achievement changes.

The following table summarizes performance shares of stock outstanding as of April 30, 2011:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 30, 2011	422	$18.44
Granted	116	22.64
Vested	(114)	18.86
Cancelled	—	—
Outstanding as of April 30, 2011	424	$19.48

Total compensation expense is being amortized over the vesting period.  Compensation expense related to performance shares was $0.2 million for the first quarter of 2011 compared to $1.0 million for the first quarter of 2010.  As of April 30, 2011, there was $4.9 million of unrecognized compensation cost related to performance shares that is expected to be recognized over the weighted average period of two years.

Stock Options

We have stock option plans under which we may grant qualified and non-qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees.  Stock options may not be granted at less than the fair market value at the date of grant. Stock options generally vest over four years on a pro-rata basis and expire after eight years. All outstanding stock options immediately vest upon (i) a change in control of the company and (ii) termination of the employee within one year of such change of control.  We did not grant any stock options during fiscal 2009, fiscal 2010 or first quarter of fiscal 2011.

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

The following table summarizes stock option transactions for common stock during the first quarter of 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of January 30, 2011	746	$15.68
Granted	—	—
Exercised	(73)	15.08
Cancelled	(1)	17.82
Outstanding as of April 30, 2011	672	$15.74	3.32	$6.6
Options vested as of April 30, 2011 and expected to vest1	669	$15.74	3.32	$6.5
Exercisable as of April 30, 2011	633	$15.60	3.24	$6.3

1 The number of options expected to vest takes into consideration estimated expected forfeitures.

We recognized $0.4 million in compensation expense related to stock options during the first quarter of 2011 and $0.9 million during the first quarter of 2010.  For the first quarter of 2011, the intrinsic value of options exercised was $0.8 million as compared to $7.1 million for the first quarter of 2010.

The following table summarizes information regarding non-vested outstanding stock options as of April 30, 2011:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of January 30, 2011	187	$8.19
Granted	—	—
Vested	(147)	8.22
Cancelled	(1)	8.29
Non-vested as of April 30, 2011	39	$8.06

As of April 30, 2011, there was $0.2 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining weighted-average vesting period of approximately one year.

10.  Commitments and Contingent Liabilities

We are party to various litigation matters and proceedings in the ordinary course of business.  In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

As of April 30, 2011, we had not issued any third party guarantees.

11.  Income Taxes

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

Uncertain tax position liabilities, inclusive of interest and penalties of $1.1 million, were $4.3 million as of April 30, 2011.  Reversal of these liabilities, along with reversal of related deferred tax assets, would favorably impact our effective tax rate.

We file income tax returns in the U.S. and in various states, Canada and Puerto Rico.  Our 2009 return is currently under audit by the IRS.  Currently, no significant issues have been identified and we expect the audit to be completed by mid-year of 2012.  All tax returns remain open for examination generally for our 2006 through 2010 tax years by various taxing authorities.  However, certain states may keep their statute open for six to ten years.

12.  Recent Accounting Developments

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends ASC 820, “Fair Value Measurement.”  The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements.  The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively.  We do not expect the adoption of these provisions to have a material impact on our consolidated financial statements.

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

Introduction

Aéropostale, Inc. and its subsidiaries is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 7 to 12 year-old kids through its P.S. from Aéropostale stores.  The Company provides customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise.  Aéropostale products can be purchased in Aéropostale stores and online at www.aeropostale.com.  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, certain Aéropostale stores and online at www.ps4u.com.  As of April 30, 2011, we operated 973 Aéropostale stores consisting of 913 stores in 49 states and Puerto Rico, 60 stores in Canada, as well as 54 P.S. from Aéropostale stores in 16 states.  In addition, pursuant to a Licensing Agreement, one of our international licensees operated 10 Aéropostale stores in the United Arab Emirates as of April 30, 2011.  During March 2011, we announced that we had signed a second licensing agreement.  The licensee to this agreement is expected to open approximately 25 stores in Singapore, Malaysia and Indonesia over the next five years.

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” is intended to provide information to help you better understand our financial condition and results of operations.  Our business is highly seasonal, and historically we realize a significant portion of our sales, net income, and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in our third quarter and the holiday selling season in our fourth quarter.  Therefore, our interim period consolidated financial statements may not be indicative of our full-year results of operations, financial condition or cash flows. We recommend that you read this section along with our condensed consolidated financial statements included in this report and along with our Annual Report on Form 10-K for the year ended January 29, 2011.

The discussion in the following section is on a consolidated basis, unless indicated otherwise.

Results of Operations

Overview

We achieved net sales of $469.2 million for the first quarter of 2011, or a 1% increase when compared to the first quarter of 2010.  Gross profit, as a percentage of net sales, decreased by 10.3 percentage points and SG&A, as a percentage of net sales remained flat for the first quarter of 2011.  The effective income tax rate was 40.5% for the first quarter of 2011 and 39.6% for the first quarter of 2010.  Net income for the first quarter of 2011 was $16.4 million, or $0.20 per diluted share, compared to net income of $45.4 million, or $0.48 per diluted share, for the first quarter of 2010.

As of April 30, 2011, we had working capital of $168.8 million, cash and cash equivalents of $139.1 million, no short-term investments and no debt outstanding.  Average square footage growth was up 8% over the comparable prior year period.  Consolidated merchandise inventories increased by 16% and by 6% on a per retail square foot basis at April 30, 2011 compared to May 1, 2010.

In the first quarter of 2011, we opened nine Aéropostale stores, seven P.S. from Aéropostale stores, remodeled 12 Aéropostale stores and closed one Aéropostale store.  We operated 1,027 stores at April 30, 2011, an increase of 7% from the same period last year, attributable to new P.S. from Aéropostale stores in the U.S and new Aéropostale stores in both the U.S. and Canada.

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended
	April 30, 2011	May 1, 2010
Net sales	100.0%	100.0%
Gross profit	29.1%	39.4%
Selling, general and administrative expenses	23.2%	23.2%
Income from operations	5.9%	16.2%
Interest income	0.0%	0.0%
Income before income taxes	5.9%	16.2%
Income taxes	2.4%	6.4%
Net income	3.5%	9.8%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 weeks ended
	April 30, 2011	May 1, 2010
Net sales (in millions)	$469.2	$463.6
Total store count at end of period	1,027	962
Comparable store count at end of period	905	882
Net sales growth	1%	14%
Comparable store sales change	(7)%	8%
Comparable average unit retail change	(11)%	(2)%
Comparable units per sales transaction change	9%	3%
Comparable sales transaction change	(4)%	6%
Net sales per average square foot	$117	$125
Gross profit (in millions)	$136.7	$182.8
Income from operations (in millions)	$27.6	$75.2
Diluted earnings per share	$0.20	$0.48
Average square footage growth over comparable period	8%	5%
Change in total inventory over comparable period	16%	(5)%
Change in inventory per square foot over comparable period	6%	(11)%
Percentages of net sales by category:
Young Women’s	68%	71%
Young Men’s	32%	29%

Comparison of the 13 weeks ended April 30, 2011 to the 13 weeks ended May 1, 2010

Net Sales

Net sales for the first quarter of 2011 increased by $5.5 million, or by 1% compared to the same period last year.  The increase in net sales was driven by an average store square footage growth of 8% primarily from new stores offset by a decrease of 7% in comparable store sales.  Comparable store sales increased in our young men’s category by 2% while the young women’s category decreased by 10%.  The overall comparable store sales reflected decreases of 11% in average unit retail and 4% in the number of sales transactions, partially offset by an increase of 9% in units per sales transaction.  Non-comparable store sales increased by $33.9 million due primarily to 65 more stores open at the end of the first quarter of 2011 compared to the end of the first quarter of 2010.  Total non-comparable store sales includes net sales from our e-commerce business which increased by 18% or $4.4 million to $28.2 million during the first quarter of 2011 when compared to the same period last year.

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

Gross profit, as a percentage of net sales, decreased by 10.3 percentage points for the first quarter of 2011 compared to the same period last year.  The decrease was due to lower merchandise margin of 7.4 percentage points, primarily due to significantly increased promotional activity during the quarter as well as higher product costs.  The decrease in gross profit was also due to higher occupancy costs of 1.8 percentage points, which included rent for our New York City stores, higher depreciation costs of 0.5 percentage points and higher distribution and transportation costs of 0.5 percentage points.

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

SG&A as a percentage of net sales remained flat for the first quarter of 2011 compared to the first quarter of 2010.  Corporate expenses decreased by 1.2 percentage points due to lower incentive and stock-based compensation expense.  These decreases were offset primarily by higher store-line expenses of 0.8 percentage points and e-commerce transaction costs of 0.2 percentage points.

SG&A increased by $1.4 million for the first quarter of 2011 compared to the first quarter of 2010.  The increase in SG&A was largely due to an increase of $4.4 million in store-line expenses, an increase in store and e-commerce transaction expenses of $1.4 million, resulting primarily from new store growth and increased sales, and increased marketing expenses of $0.7 million.  These increases were partially offset by a decrease of $5.1 million in corporate expenses, primarily from lower incentive and stock-based compensation costs.

Income taxes

The effective income tax rate was 40.5% for the first quarter of 2011 and 39.6% for the first quarter of 2010.  The increase in the effective tax rate was due primarily to the mix of domestic and Canadian earnings during the quarter.

Net income

Net income was $16.4 million, or $0.20 per diluted share, for the first quarter of 2011, compared to net income of $45.4 million, or $0.48 per diluted share, for the first quarter of 2010.  Earnings per share decreased by 58% for the first quarter of 2011.

Balance of Year Outlook

For the balance of 2011, we expect to continue to experience challenging sales trends and a highly competitive business environment in addition to rising product costs that will reduce our overall profitability.  However, we will continue to execute our key initiatives which are focused in three primary areas: executing our product initiatives, enhancing processes and technology, and concentrating on our long-term growth drivers, including expanding our P.S. from Aéropostale business and pursuing additional international opportunities.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement or enhancement of our information technology systems.  Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Generally, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year.  We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents and our credit facility, if necessary.  At April 30, 2011, we had working capital of $168.8 million, cash and cash equivalents of $139.1 million and no debt outstanding under our $150.0 million credit facility.  Additionally, we repurchase our common stock from time to time under a stock repurchase program (see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements).

The following table sets forth our cash flows for the period indicated:

	13 weeks ended
	April 30, 2011	May 1, 2010
	(In thousands)
Net cash (used in) provided by operating activities	$(3,476)	$6,808
Net cash used in investing activities	(25,430)	(14,737)
Net cash used in financing activities	(98,308)	(27,019)
Effect of exchange rate changes	764	688
Net decrease in cash and cash equivalents	$(126,450)	$(34,260)

Operating activities — Net cash provided by operating activities decreased by $10.3 million for the first quarter of 2011 compared to the same period in 2010.  The decrease in cash flows from operating activities was primarily due to the decrease in net income of $29.0 million, partially offset by increases in cash flows from accounts payable of $9.8 million attributable to later merchandise product receipts for the Easter shift, and by increases in cash flows from inventory of $4.4 million.

Consolidated merchandise inventories increased by 16% overall due to the store openings discussed below and the increase in average square footage.  Consolidated merchandise inventories increased by 6% on a per store square foot basis as of April 30, 2011 as compared to May 1, 2010.

Investing activities – Net cash used in investing activities related to capital expenditures was $25.4 million for the first quarter of 2011 compared to $14.7 million for the first quarter of 2010.

Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores and investments in information technology.  Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures.  During fiscal 2011, we plan to invest approximately $70.0 million in capital expenditures.  In the first quarter of 2011, we opened nine Aéropostale stores, seven P.S. from Aéropostale stores and remodeled 12 Aéropostale stores.  During the remainder of the fiscal year, we plan to open approximately 14 Aéropostale stores and approximately 19 P.S. from Aéropostale stores.  In addition, we expect to complete approximately 40 store remodels.

Financing activities — We repurchase our common stock from time to time under a stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.  The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading windows, and liquidity and capital resource requirements going forward.

During the first quarter of 2011, the Company repurchased 4.2 million shares of our common stock for $100.1 million, as compared to repurchases of 1.3 million shares for $36.7 million during the first quarter of 2010.

Program to date, we repurchased 57.1 million shares of our common stock for $1.0 billion, at an average price of $17.57 per share.  As of April 30, 2011, we have approximately $145.2 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

We have an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”).  The Credit Facility provides for a $150.0 million revolving credit line.  The Credit Facility is available for working capital and general corporate purposes.  The Credit Facility is scheduled to mature on November 13, 2012, and no amounts were outstanding during the first quarter of 2011 or as of April 30, 2011.

Contractual Obligations

The following table summarizes our contractual obligations as of April 30, 2011:

		Payments Due
		Balance of	In 2012	In 2014	After
	Total	2011	and 2013	and 2015	2016
	(In thousands)
Contractual Obligations
Real estate operating leases	$933,380	$75,857	$246,230	$208,577	$402,716
Equipment operating leases	8,047	2,709	4,689	649	—
Employment agreements	6,800	2,864	3,936	—	—
Total contractual obligations	$948,227	$81,430	$254,855	$209,226	$402,716

The real estate operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately 20% of minimum lease obligations in fiscal 2010.  In addition, the real estate operating leases above do not include variable costs paid to landlords such as maintenance, insurance and real estate taxes, which represented approximately 55% of minimum lease obligations in fiscal 2010.

Our open purchase orders are cancelable without penalty and are therefore not included in the above table.

As discussed in Note 8 to the Notes to Unaudited Condensed Consolidated Financial Statements, we have a SERP liability of $9.9 million at April 30, 2011; a Postretirement Benefit Plan liability of $1.0 million at April 30, 2011; and a Long-Term Incentive Deferred Compensation Plan liability of $1.6 million at April 30, 2011.  Such liability amounts are not reflected in the table above.  We expect to make payments in the next 12 months of approximately $1.3 million from our SERP, which is included in the total SERP liability of $9.9 million.

There were no financial guarantees and no commercial commitments outstanding as of April 30, 2011.

Our total liabilities for unrecognized tax benefits were $4.3 million at April 30, 2011.  We cannot make a reasonable estimate of the amount and period of related future payments for these non-current liabilities of $4.3 million.  Therefore these liabilities were not included in the above table.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of April 30, 2011, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and the results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our most critical accounting policies have been discussed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.  In applying such policies, management must use significant estimates that are based on its informed judgment.  Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

As of April 30, 2011, there have been no material changes to any of the critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of April 30, 2011, we had no outstanding borrowings under our Credit Facility.  In addition, we had no stand-by or commercial letters of credit issued under the Credit Facility.  To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk from interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive income (loss).  The balance of the unrealized gain included in accumulated other comprehensive income was approximately $4.8 million as of April 30, 2011.  A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $4.1 million, which would be recorded in other comprehensive income (loss) as an unrealized gain or loss.

We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars.  These foreign currency transaction gains and losses are charged or credited to earnings as incurred.  We do not hedge our exposure to this currency exchange fluctuation and transaction gains and losses to date have not been significant.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our first quarter ended April 30, 2011, our disclosure controls and procedures are effective.

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

We may not be able to keep pace with the rapidly changing fashion trends, both domestically and/or internationally, and teen consumer apparel tastes.  We produce casual, comfortable on trend apparel, a majority of which displays the “Aéropostale”, “Aéro” or “P.S. from Aéropostale” logo.  There can be no assurance that fashion trends will not move away from casual clothing or that we will not have to alter our design strategy to reflect changes in consumer preferences.  Failure to anticipate, identify or react appropriately to changes in styles, trends, desired images or brand preferences could have a material adverse effect on our results of operations.

Competitive Industry Conditions

The child and teen specialty retail industries have historically been highly competitive.  One of our competitive advantages throughout our history has been our promotional business model.  A number of our competitors are now also operating a more promotional business, similar to our own.  As a result we now face increased competition based upon price and promotion which we have not experienced previously.  Greater or continued promotional activity in the child or teen specialty retail industries will have a material adverse effect on our sales and results of operations.

The effect of global, national, regional and local economic pressures and conditionsmay adversely affect our sales.

The global economic crisis continues to cause a great deal of uncertainty. This market uncertainty continues to result in a lack of consumer confidence and spending.  Our business is highly sensitive to consumer spending patterns and preferences.  Various economic conditions affect the level of disposable income consumers have available to spend on the merchandise we offer, including unemployment rates, interest rates, taxation, energy costs, the availability of consumer credit, consumer confidence in future economic conditions and general business conditions. Accordingly, consumer purchases of discretionary items and retail products, including our products, may decline during recessionary periods, and also may decline at other times when changes in consumer spending patterns affect us unfavorably.  In addition, any significant decreases in shopping mall traffic could also have a material adverse effect on our results of operations.  Therefore, our growth, sales and profitability may be adversely affected by economic conditions on a local, regional, national and/or global level.

Our ability to react to raw material cost increases, labor and energy prices could reduce our overall profitability.

Global inflationary economic conditions, as well as increases in our product costs, such as raw materials, labor and fuel, will reduce our overall profitability. Specifically, increases in the price of cotton, that is used in the manufacture of merchandise we purchase from our suppliers, negatively impacts our cost of goods.  In addition, any reduction in merchandise available to us or any significant increase in the costs to produce that merchandise would have a material adverse effect on our results of operations.  We have strategies in place to mitigate the rising cost of raw materials and our overall profitability depends on the success of those strategies. Additionally, increases in other costs, including labor and energy, could adversely impact our results of operations as well.

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

If our comparable store sales fail to meet the expectations of investors, as was the case in our first quarter, then the market price of our common stock could decline substantially as it did after the announcement of our first quarter fiscal 2011 results.  You should refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Our continued expansion plan is dependent on a number of considerations which, if not successfully addressed, could delay or prevent the opening of new stores and our entry into new markets.

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

We expect that the introduction of new brand concepts, such as the launch in fiscal 2009 of our new store brand concept P.S. from Aéropostale, as well as other new business opportunities, such as international expansion, will play an important role in our overall growth strategy.  Our ability to succeed with a new brand concept requires significant expenditures and management attention. Additionally, any new brand is subject to certain risks including customer acceptance, competition, product differentiation, the ability to attract and retain qualified personnel, including management and designers, diversion of management’s attention from our core Aéropostale business and the ability to obtain suitable sites for new stores.  Our experience with our Jimmy’Z brand, which we closed in fiscal 2009, demonstrates that there can be no assurance that new brands will grow or become profitable.

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

The efficient operation of our stores is dependent on our ability to distribute, in a timely manner, our merchandise to our store locations throughout the United States, Canada and Puerto Rico.  We currently lease and maintain two, third party, independently operated distribution facilities, one in South River, New Jersey, and the other in Ontario, California.  These distribution centers manage, collectively, the receipt, storage, sortation, packaging and distribution of virtually all of our merchandise.  In addition, we also utilize a third distribution center, located in Canada, which is independently owned and operated.

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

We rely on one third party, GSI Commerce, Inc. (“GSI”), to host our e-commerce website, warehouse all of the inventory sold through our e-commerce website, and fulfill all of our e-commerce sales to our customers.  GSI also performs additional services for us supporting our e-commerce business.  Any significant interruption in the operations of GSI, over which we have no control, could have a material adverse effect on our e-commerce business.  In addition, GSI recently announced a planned merger with Ebay.  There can be no assurance that certain aspects of our existing business relationship and e-commerce operations with GSI will not be affected as a result of its acquisition by Ebay.

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

The continued threat of terrorism and the associated heightened security measures and military actions in response to acts of terrorism has disrupted commerce and has intensified uncertainties in the U.S. economy.  Any further acts of terrorism, a future war or a widespread natural disaster may disrupt commerce and undermine consumer confidence, which could negatively impact our sales revenue by causing consumer spending and/or mall traffic to decline.  Furthermore, an act of terrorism or war, or the threat thereof, or any other natural disaster that results in unforeseen interruptions of commerce, could negatively impact our business by interfering with our ability to obtain merchandise from our vendors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our common stock from time to time under a stock repurchase program.  On November 11, 2010, our Board of Directors approved a $300.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $1.15 billion.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.  The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward.  Our purchases of treasury stock for the first quarter of fiscal 2011 and remaining availability pursuant to our share repurchase program were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a) (b)
				(In thousands)
January 30 to February 26, 2011	400,000	$25.97	400,000	$234,947
February 27 to April 2, 2011	3,763,000	23.85	3,763,000	$145,219
April 3 to April 30, 2011	—	—	—	$145,219
Total	4,163,000	$24.05	4,163,000
__________

(a)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

(b)	After taking into account the additional $300.0 million of repurchase availability that was approved on November 11, 2010.

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

Aéropostale, Inc.

/s/ THOMAS P. JOHNSON
Thomas P. Johnson
Chief Executive Officer
(Principal Executive Officer)

/s/ MARC D. MILLER
Marc D. Miller
Senior Vice President — Chief Financial Officer
(Principal Financial Officer)

Dated: June 3, 2011