Form 10-Q
period 2011-09-07
AEROPOSTALE INC
filed 2011-09-07
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2011
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

The Registrant had 80,736,855 shares of common stock outstanding as of August 26, 2011.

AÉROPOSTALE, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	July 30, 2011	January 29, 2011	July 31, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$73,077	$265,553	$297,466
Merchandise inventory	248,491	156,596	215,457
Deferred income taxes	13,593	13,593	21,681
Prepaid taxes	25,662	—	17,954
Prepaid expenses and other current assets	39,986	33,823	32,550
Total current assets	400,809	469,565	585,108
Fixtures, equipment and improvements, net	316,000	299,242	273,206
Other assets	5,186	4,390	8,102
TOTAL ASSETS	$721,995	$773,197	$866,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$159,805	$103,014	$140,950
Accrued expenses and other current liabilities	75,249	113,088	114,158
Total current liabilities	235,054	216,102	255,108
Deferred rent, tenant allowances and other long-term liabilities	114,013	109,331	99,814
Non-current retirement benefit plan liabilities	11,405	10,829	11,102
Uncertain tax contingency liabilities	4,436	4,298	2,901

Commitments and contingent liabilities (See notes 8, 9 and 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 91,136; 90,692 and 138,130 shares issued	911	907	1,381
Additional paid-in capital	201,478	195,401	189,500
Accumulated other comprehensive income (loss)	1,797	(443)	(5,454)
Retained earnings	409,071	389,764	1,011,774
Treasury stock 10,402; 6,112 and 44,675 shares, at cost	(256,170)	(152,992)	(699,710)
Total stockholders’ equity	357,087	432,637	497,491
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$721,995	$773,197	$866,416

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	13 weeks ended		26 weeks ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010

Net sales	$468,191	$494,706	$937,374	$958,347

Cost of sales (includes certain buying, occupancy and warehousing expenses)	354,156	310,076	686,681	590,898

Gross profit	114,035	184,630	250,693	367,449

Selling, general and administrative expenses	108,649	113,162	217,731	220,830

Income from operations	5,386	71,468	32,962	146,619

Interest expense, net	48	13	115	40

Income before income taxes	5,338	71,455	32,847	146,579

Income taxes	2,397	27,855	13,539	57,595

Net income	$2,941	$43,600	$19,308	$88,984

Basic earnings per share	$0.04	$0.47	$0.24	$0.95

Diluted earnings per share	$0.04	$0.46	$0.23	$0.94

Weighted average basic shares	80,729	93,473	81,667	93,692

Weighted average diluted shares	81,259	94,589	82,352	94,766

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	26 weeks ended
	July 30, 2011	July 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$19,308	$88,984
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	32,067	27,324
Stock-based compensation	4,442	7,442
Excess tax benefits from stock-based compensation	(527)	(3,880)
Other	(3,072)	(2,328)
Changes in operating assets and liabilities:
Merchandise inventory	(91,378)	(82,203)
Prepaid taxes and other assets	(32,370)	(21,557)
Accounts payable	56,547	49,946
Accrued expenses and other liabilities	(33,108)	(45,544)

Net cash (used in) provided by operating activities	(48,091)	18,184

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(46,543)	(38,993)

Net cash used in investing activities	(46,543)	(38,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(100,118)	(39,469)
Proceeds from exercise of stock options	1,111	6,367
Excess tax benefits from stock-based compensation	527	3,880

Net cash used in financing activities	(98,480)	(29,222)

Effect of exchange rate changes	638	521

Net decrease in cash and cash equivalents	(192,476)	(49,510)

Cash and cash equivalents, beginning of year	265,553	346,976

Cash and cash equivalents, end of period	$73,077	$297,466

Supplemental Disclosure of Cash Flow Information:

Accruals related to purchases of property and equipment	$5,609	$9,920

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Aéropostale, Inc. and its subsidiaries (“we”, “us”, “our” or “Aéropostale”) is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 7 to 12 year-old kids through its P.S. from Aéropostale stores.  We provide customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise.  Aéropostale products can be purchased in Aéropostale stores and online at www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com or ps4u.com are solely references to a uniform resource locator, or URL, and are inactive textual references only, not intended to incorporate the websites into this Quarterly Report on Form 10-Q).  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, certain Aéropostale stores and online at www.ps4u.com.  As of July 30, 2011, we operated 978 Aéropostale stores, consisting of 915 stores in 49 states and Puerto Rico, 63 stores in Canada, as well as 64 P.S. from Aéropostale stores in 17 states.  In addition, pursuant to a licensing agreement, one of our international licensees operated 10 Aéropostale stores in the United Arab Emirates as of July 30, 2011.  During March 2011, we announced that we had signed a second licensing agreement.  The licensee to this agreement is expected to open approximately 25 stores in Singapore, Malaysia and Indonesia over the next five years.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America.  However, in the opinion of our management, all adjustments necessary for a fair presentation of the results of the interim periods have been made.  These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities.  Actual results may materially differ from these estimates.

Our business is highly seasonal, and historically, we have realized a significant portion of our sales, net income, and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in the third quarter and the holiday selling season in the fourth quarter.  Therefore, our interim period unaudited condensed consolidated financial statements may not be indicative of our full-year results of operations, financial condition or cash flows.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended January 29, 2011.

References to “2011” or “fiscal 2011” mean the 52-week period ending January 28, 2012 and references to “2010” or “fiscal 2010” mean the 52-week period ended January 29, 2011.  References to “the second quarter of 2011” mean the thirteen-week period ended July 30, 2011 and references to “the second quarter of 2010” mean the thirteen-week period ended July 31, 2010.

Certain reclassifications to provide greater detail of changes in operating assets and liabilities in the Condensed Consolidated Statements of Cash Flows were made to prior year amounts to conform to the current period presentation.

2.  Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores and at the time our e-commerce customers take possession of merchandise.  Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized.  Shipping revenue from our e-commerce customers is also included in sales revenue.  Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum royalty levels.  Revenue is not recorded on the purchase of gift cards or store credits. A current liability is recorded upon purchase and revenue is recognized when the gift card or store credits are redeemed for merchandise.  We also recognize breakage income for the portion of gift cards estimated to be unredeemed.  We have relieved our legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction.  We therefore determined that the likelihood of certain gift cards being redeemed by the customer was remote, based upon historical redemption patterns of gift cards.  For those gift cards that we determined redemption to be remote, we reversed our liability and recorded gift card breakage income in net sales.  In the second quarter of 2011, we recorded $0.7 million in net sales related to gift card breakage income compared to $0.2 million in the second quarter of 2010.  In the first twenty-six weeks of 2011, we recorded $1.7 million in net sales related to gift card breakage income compared to $1.0 million in the first twenty-six weeks of 2010.

3.  Cost of Sales and Selling, General and Administrative Expenses

Cost of sales includes costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing, freight from the distribution center to the stores, shipping and handling costs, payroll for our design, buying and merchandising departments and occupancy costs.  Occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs and maintenance, depreciation and amortization and impairment charges.

Cost of sales for the second quarter of 2011 and first twenty-six weeks of 2011 includes a pre-tax benefit of $8.7 million resulting from the resolution of a dispute with one of our sourcing agents, related to prior period allowances.  Of this benefit, $8.0 million relates to fiscal years 2007 through 2010 and is not material to any individual prior period.

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

4.  Stockholders’ Equity

Stock Repurchase Program

We repurchase our common stock from time to time under a stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time and there is no expiration date for the program.  The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward.

During the second quarter of 2011, we did not repurchase shares of our common stock.  During the first twenty-six weeks of 2011, we repurchased 4.2 million shares for $100.1 million.  During the second quarter of 2010, we repurchased 0.1 million shares for $2.8 million.  During the first twenty-six weeks of 2010, we repurchased 1.4 million shares for $39.5 million.  Program to date, we repurchased 57.1 million shares of our common stock for $1.0 billion, at an average price of $17.57 per share.  As of July 30, 2011, we have approximately $145.2 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

Comprehensive Income (Loss)

The following table sets forth the components of total comprehensive income:

	13 weeks ended		26 weeks ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(In thousands)
Net income	$2,941	$43,600	$19,308	$88,984
Other comprehensive income:
Changes in pension liability, net of tax	126	135	252	270
Changes in foreign currency translation adjustment 1	(458)	(335)	1,988	1,269
Total comprehensive income	$2,609	$43,400	$21,548	$90,523

 The following table sets forth the components of accumulated other comprehensive income (loss):

	July 30, 2011	January 29, 2011	July 31, 2010
	(In thousands)
Pension liability, net of tax	$(2,571)	$(2,823)	$(6,772)
Cumulative foreign currency translation adjustment 1	4,368	2,380	1,318
Total accumulated other comprehensive income (loss)	$1,797	$(443)	$(5,454)

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

5.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended		26 weeks ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(In thousands, except per share data)
Net income	$2,941	$43,600	$19,308	$88,984
Weighted average basic shares	80,729	93,473	81,667	93,692
Impact of dilutive securities	530	1,116	685	1,074
Weighted average diluted shares	81,259	94,589	82,352	94,766
Earnings per basic share	$0.04	$0.47	$0.24	$0.95
Earnings per diluted share	$0.04	$0.46	$0.23	$0.94

Options to purchase 65,642 shares during the second quarter of 2011 and the first twenty-six weeks of 2011 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.  All options to purchase shares were included in the computation of diluted earnings per share during the second quarter of 2010 and the first twenty-six weeks of 2010.

6.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	July 30, 2011	January 29, 2011	July 31, 2010
Accrued gift cards	$17,879	$27,673	$16,272
Accrued compensation and retirement benefit plan liabilities	11,712	25,165	40,285
Accrued rent	11,652	16,225	15,298
Other	34,006	44,025	42,303
	$75,249	$113,088	$114,158

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
  sell, transfer, lease or dispose of assets; and
  make loans or guarantees.
Events of default under the Credit Facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default on leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, institution of legal process or proceedings under federal, state or civil statutes, legal challenges to loan documents, and a change in control.  If an event of default occurs, the Lender will be entitled to take various actions, including the acceleration of amounts due thereunder and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral.  Upon the occurrence of an event of default under the Credit Facility, the lender may cease making loans, terminate the Credit Facility, and declare all amounts outstanding to be immediately due and payable.  As of July 30, 2011, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.  During the first twenty-six weeks of 2011 and as of July 30, 2011, we had no outstanding balances or stand-by or commercial letters of credit issued under the Credit Facility.

8.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	July 30, 2011	January 29, 2011	July 31, 2010
	(In Thousands)
Supplemental Executive Retirement Plan (“SERP”)	$10,139	$9,597	$26,407
Long-term incentive deferred compensation plan	1,728	1,405	1,222
Postretirement benefit plan	913	1,154	1,025
Total	12,780	12,156	28,654
Less amount classified in accrued expenses related to SERP	1,375	1,327	17,552
Long-term retirement benefit plan liabilities	$11,405	$10,829	$11,102

401(k) Plan

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements.  Under the terms of the plan, employees may contribute, subject to statutory limitations, up to 14% of their gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants.  We also have the option to make additional contributions or to suspend the employer contribution at any time.  Each matching contribution vests over a five-year service period with 20% vesting after two years and 50% vesting after year three.  Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after five years of service.

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

The components of net periodic pension benefit cost are as follows:

	13 weeks ended		26 weeks ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(In thousands)
Service cost	$140	$214	$280	$427
Interest cost	131	349	262	698
Amortization of prior experience cost	18	18	36	37
Amortization of net loss	52	221	104	442
Net periodic pension benefit cost	$341	$802	$682	$1,604

We had non-current liabilities of $8.7 million as of July 30, 2011, $8.3 million as of January 29, 2011 and $8.9 million as of July 31, 2010, in connection with this plan.  We had current liabilities of $1.4 million as of July 30, 2011, $1.3 million as of January 29, 2011 and $17.6 million as of July 31, 2010, in connection with this plan.

Long-term Incentive Plan

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management.  The plan is a non-qualified, non-contributory defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP.  We record annual monetary credits to each participant’s account based on compensation levels and years as a participant in the plan.  Annual interest credits are applied to the balance of each participant’s account based upon established benchmarks.  Each annual credit is subject to a three-year cliff-vesting schedule, and participants’ accounts will be fully vested upon retirement after completing five years of service and attaining age 55.  We had liabilities of $1.7 million as of July 30, 2011, $1.4 million as of January 29, 2011 and $1.2 million as of July 31, 2010, in connection with this plan.

Postretirement Benefit Plan

We maintain a postretirement benefit plan for certain executives that provides retiree medical and dental benefits.  The plan is an other post-employment benefit plan, or OPEB, and is not funded.  We had recorded non-current liabilities of $0.9 million as of July 30, 2011, $1.2 million as of January 29, 2011 and $1.0 million as of July 31, 2010, for the accumulated postretirement benefit obligations.  Expense related to this plan was not material to our unaudited condensed consolidated financial statements for any period presented.

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

The following table summarizes non-vested shares of stock outstanding as of July 30, 2011:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 30, 2011	753	$22.22
Granted	395	23.84
Vested	(256)	21.32
Cancelled	(18)	23.47
Outstanding as of July 30, 2011	874	$23.19

Total compensation expense is being amortized over the vesting period.  Compensation expense related to non-vested stock activity was $2.4 million for the second quarter of 2011 and $2.0 million for the second quarter of 2010.  Compensation expense related to non-vested stock activity was $4.3 million for the first twenty-six weeks of 2011 and $4.1 million for the first twenty-six weeks of 2010.  As of July 30, 2011, there was $10.3 million of unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over the weighted average period of one year.  The total fair value of shares vested was $0.2 million during the second quarter of fiscal 2011.  No shares vested during the second quarter of fiscal 2010.  The total fair value of shares vested was $5.5 million during the first twenty-six weeks of fiscal 2011 and $7.2 million during the first twenty-six weeks of fiscal 2010.

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

The following table summarizes performance shares of stock outstanding as of July 30, 2011:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 30, 2011	422	$18.44
Granted	—	—
Vested	(114)	18.86
Cancelled	(109)	21.30
Outstanding as of July 30, 2011	199	$16.65

Total compensation expense is being amortized over the vesting period.  Compensation expense related to performance shares was a benefit of $(0.6) million for the second quarter of 2011 and a benefit of $(0.4) million for the first twenty-six weeks of 2011 since we determined that the performance conditions associated with such shares are no longer probable of being achieved.  This compares to an expense of $1.1 million for the second quarter of 2010 and an expense of $2.1 million for the first twenty-six weeks of 2010.  As of July 30, 2011, there was $0.7 million of unrecognized compensation cost related to performance shares that is expected to be recognized over the weighted average period of one year.

Stock Options

We have stock option plans under which we may grant qualified and non-qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees.  Stock options may not be granted at less than the fair market value at the date of grant. Stock options generally vest over four years on a pro-rata basis and expire after eight years. All outstanding stock options immediately vest upon (i) a change in control of the company (as defined in the plan) and (ii) termination of the employee within one year of such change of control.  We did not grant any stock options during fiscal 2009, fiscal 2010 or first twenty-six weeks of fiscal 2011.

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

The following table summarizes stock option transactions for common stock during the first twenty-six weeks of 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of January 30, 2011	746	$15.68
Granted	—	—
Exercised	(73)	15.04
Cancelled1	(46)	18.67
Outstanding as of July 30, 2011	627	$15.54	2.97	$1.2
Options vested as of July 30, 2011 and expected to vest2	624	$15.54	2.97	$1.2
Exercisable as of July 30, 2011	596	$15.43	2.89	$1.2

1 The number of options cancelled includes approximately 45,000 expired shares.
2 The number of options expected to vest takes into consideration estimated expected forfeitures.

We recognized $0.1 million in compensation expense related to stock options during the second quarter of 2011 and $0.3 million during the second quarter of 2010.  We recognized $0.5 million in compensation expense related to stock options during the first twenty-six weeks of 2011 and $1.2 million during the first twenty-six weeks of 2010.  For the first twenty-six weeks of 2011, the intrinsic value of options exercised was $0.2 million as compared to $7.3 million for the first twenty-six weeks of 2010.

The following table summarizes information regarding non-vested outstanding stock options as of July 30, 2011:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of January 30, 2011	187	$8.19
Granted	—	—
Vested	(155)	8.27
Cancelled	(1)	8.29
Non-vested as of July 30, 2011	31	$7.72

As of July 30, 2011, there was $0.1 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining weighted-average vesting period of approximately one year.

10.  Commitments and Contingent Liabilities

We are party to various litigation matters and proceedings in the ordinary course of business.  In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

We had not issued any third party guarantees as of July 30, 2011.  On August 2, 2011, we entered into a new three-year sourcing agreement with one of our sourcing agents.  The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement.  In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two-year periods during the term of the agreement.  If we purchase less than this amount over the two-year measurement period, then we will be obligated to pay the contracted commission on the shortfall from the guaranteed minimum.  During fiscal years 2009 and 2010 combined, we purchased approximately $640.0 million of merchandise from this sourcing agent.  In addition, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse the agent for costs and expenses, if any, that they had incurred.

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

We follow the provisions of ASC Topic 740, “Income Taxes”, which includes the accounting and disclosure for uncertainty in income taxes.  We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Uncertain tax position liabilities, inclusive of interest and penalties of $1.2 million, were $4.4 million as of July 30, 2011.  Reversal of these liabilities, along with reversal of related deferred tax assets, would favorably impact our effective tax rate.

We file income tax returns in the U.S. and in various states, Canada and Puerto Rico.  Our 2009 return is currently under audit by the Internal Revenue Service.  Currently, no significant issues have been identified and we expect the audit to be completed by mid-year of 2012.  All tax returns remain open for examination generally for our 2006 through 2010 tax years by various taxing authorities.  However, certain states may keep their statute open for six to ten years.

12.  Recent Accounting Developments

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income."  ASU 2011-05 eliminates the option that permits the presentation of other comprehensive income in the statement of changes in equity and requires presenting components of net income and comprehensive income in either a one-statement approach with totals for both net income and comprehensive income, or a two-statement approach where a statement presenting the components of net income and total net income must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The guidance provided in ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which amends ASC 820, “Fair Value Measurement.”  The amended guidance changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  Additionally, the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements.  The guidance provided in ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively.  We do not expect the adoption of these provisions to have a material impact on our consolidated financial statements.

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

Introduction

Aéropostale, Inc. and its subsidiaries (“we”, “us”, “our” or “Aéropostale”) is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 7 to 12 year-old kids through its P.S. from Aéropostale stores.  We provide customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise.  Aéropostale products can be purchased in Aéropostale stores and online at www.aeropostale.com.  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, certain Aéropostale stores and online at www.ps4u.com.  As of July 30, 2011, we operated 978 Aéropostale stores consisting of 915 stores in 49 states and Puerto Rico, 63 stores in Canada, as well as 64 P.S. from Aéropostale stores in 17 states.  In addition, pursuant to a licensing agreement, one of our international licensees operated 10 Aéropostale stores in the United Arab Emirates as of July 30, 2011.  During March 2011, we announced that we had signed a second licensing agreement.  The licensee to this agreement is expected to open approximately 25 stores in Singapore, Malaysia and Indonesia over the next five years.

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

Results of Operations

Overview

We achieved net sales of $468.2 million for the second quarter of 2011, or a 5% decrease when compared to the second quarter of 2010.  Gross profit, as a percentage of net sales, decreased by 12.9 percentage points.  Gross profit for the second quarter and first twenty-six weeks of 2011 included a pre-tax benefit of $8.7 million resulting from the resolution of a dispute with one of our sourcing agents, related to prior period allowances.  Of this benefit, $8.0 million relates to periods prior to fiscal 2011.  SG&A, as a percentage of net sales increased by 0.3 percentage points for the second quarter of 2011.  The effective income tax rate was 44.9% for the second quarter of 2011 and 39.0% for the second quarter of 2010.  Net income for the second quarter of 2011 was $2.9 million, or $0.04 per diluted share, compared to net income of $43.6 million, or $0.46 per diluted share, for the second quarter of 2010.

As of July 30, 2011, we had working capital of $165.8 million, cash and cash equivalents of $73.1 million, no short-term investments and no debt outstanding.  Average square footage was up 9% over the comparable prior year period.  Consolidated merchandise inventories increased by 15% and by 5% on a per square foot basis at July 30, 2011 compared to July 31, 2010.

In the second quarter of 2011, we opened seven Aéropostale stores, 10 P.S. from Aéropostale stores, remodeled 26 Aéropostale stores and closed two Aéropostale stores.  We operated 1,042 stores at July 30, 2011, an increase of 6% from the same period last year, attributable to new P.S. from Aéropostale stores in the U.S and new Aéropostale stores in both the U.S. and Canada.

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		26 weeks ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	24.4%	37.3%	26.7%	38.3%
Selling, general and administrative expenses	23.2%	22.9%	23.2%	23.0%
Income from operations	1.2%	14.4%	3.5%	15.3%
Interest income	0.0%	0.0%	0.0%	0.0%
Income before income taxes	1.2%	14.4%	3.5%	15.3%
Income taxes	0.5%	5.6%	1.4%	6.0%
Net income	0.7%	8.8%	2.1%	9.3%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 weeks ended		26 weeks ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales (in millions)	$468.2	$494.7	$937.4	$958.3
Total store count at end of period	1,042	983	1,042	983
Comparable store count at end of period	917	883	917	883
Net sales change	(5)%	9%	(2)%	11%
Comparable store sales change	(14)%	4%	(10)%	5%
Comparable average unit retail change	(16)%	(1)%	(14)%	(1)%
Comparable units per sales transaction change	6%	3%	8%	3%
Comparable sales transaction change	(4)%	2%	(4)%	4%
Net sales per average square foot	$115	$134	$233	$260
Gross profit (in millions)	$114.0	$184.6	$250.7	$367.4
Income from operations (in millions)	$5.4	$71.5	$33.0	$146.6
Diluted earnings per share	$0.04	$0.46	$0.23	$0.94
Average square footage growth over comparable period	9%	6%	9%	5%
Change in total inventory over comparable period	15%	7%	15%	7%
Change in inventory per square foot over comparable period	5%	—	5%	—
Percentages of net sales by category:
Young Women’s	64%	68%	66%	69%
Young Men’s	36%	32%	34%	31%

Comparison of the 13 weeks ended July 30, 2011 to the 13 weeks ended July 31, 2010

Net Sales

Net sales for the second quarter of 2011 decreased by $26.5 million, or by 5%, compared to the same period last year.  The decrease in net sales was driven by a decrease of 14% in comparable store sales partially offset by increased sales from new and non-comparable store and e-commerce sales.  Average store square footage growth was 9% primarily from new stores.  Comparable store sales decreased in our young men’s category by 6% and by 18% in our young women’s category.  The overall comparable store sales reflected decreases of 16% in average unit retail and 4% in the number of sales transactions, partially offset by an increase of 6% in units per sales transaction.  Non-comparable store sales increased by $32.9 million due primarily to 59 more stores open at the end of the second quarter of 2011 compared to the end of the second quarter of 2010.  Total non-comparable store sales includes net sales from our e-commerce business which increased by 20%, or $4.2 million, to $25.1 million during the second quarter of 2011 when compared to the same period last year.

Gross Profit

Cost of sales includes costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing, freight from the distribution center to the stores, shipping and handling costs, payroll for our design, buying and merchandising departments and occupancy costs.  Occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs and maintenance, depreciation and amortization and impairment charges.  Cost of sales for the second quarter of 2011 includes a pre-tax benefit of $8.7 million resulting from the resolution of a dispute with one of our sourcing agents, related to prior period allowances.  Of this benefit, $8.0 million related to periods prior to fiscal 2011.

Gross profit, as a percentage of net sales, decreased by 12.9 percentage points for the second quarter of 2011 compared to the same period last year.  The decrease was due to lower merchandise margin of 9.4 percentage points, primarily due to significantly increased promotional activity during the quarter as well as higher product costs.  This decrease was net of the above mentioned benefit of 1.7 percentage points from the resolution of a dispute with one of our sourcing agents.  The decrease in gross profit, as a percentage of sales, was also due to higher occupancy costs of 2.2 percentage points, higher depreciation costs of 0.6 percentage points and higher distribution and transportation costs of 0.6 percentage points.

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

SG&A, as a percentage of net sales, increased by 0.3 percentage points for the second quarter of 2011 compared to the same period last year.  The increase was primarily due to higher store-line expenses of 1.2 percentage points and e-commerce transaction costs of 0.3 percentage points.  These increases were offset by a decrease in corporate expenses of 1.1 percentage points due to lower incentive and stock-based compensation expense.

SG&A decreased by $4.5 million for the second quarter of 2011 compared to the second quarter of 2010.  The decrease in SG&A was due to lower corporate expenses of $6.9 million, primarily from lower incentive and stock-based compensation costs and lower marketing costs of $0.5 million.  These decreases were partially offset by an increase of $2.5 million in store-line expenses, and an increase in store and e-commerce transaction expenses of $0.5 million, resulting primarily from new store growth.

Income taxes

The effective income tax rate was 44.9% for the second quarter of 2011 and 39.0% for the second quarter of 2010.  The increase in the effective tax rate was due primarily to a change in the mix of domestic and Canadian earnings.

Net income

Net income was $2.9 million, or $0.04 per diluted share, for the second quarter of 2011, compared to net income of $43.6 million, or $0.46 per diluted share, for the second quarter of 2010.  The above mentioned benefit from resolution of a dispute with one of our sourcing agents increased net income by $4.7 million, or by $0.06 per diluted share, during the second quarter of 2011.

Comparison of the 26 weeks ended July 30, 2011 to the 26 weeks ended July 31, 2010

Net Sales

Net sales for the first twenty-six weeks of 2011 decreased by $21.0 million, or by 2%, compared to the same period last year.  The decrease in net sales was driven by a decrease of 10% in comparable store sales partially offset by increased sales from new and non-comparable store and e-commerce sales.  Average store square footage growth was 9% primarily from new stores.  Comparable store sales decreased in our young men’s category by 2% and by 14% in our young women’s category.  The overall comparable store sales reflected decreases of 14% in average unit retail and 4% in the number of sales transactions, partially offset by an increase of 8% in units per sales transaction.  Non-comparable store sales increased by $66.8 million due primarily to 59 more stores open at the end of the first twenty-six weeks of 2011 compared to the end of the first twenty-six weeks of 2010.  Total non-comparable store sales includes net sales from our e-commerce business which increased by 19%, or $8.6 million, to $53.2 million during the first twenty-six weeks of 2011 when compared to the same period last year.

Gross Profit

Cost of sales includes costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing, freight from the distribution center to the stores, shipping and handling costs, payroll for our design, buying and merchandising departments and occupancy costs.  Occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs and maintenance, depreciation and amortization and impairment charges.  Cost of sales for the first twenty-six weeks of 2011 includes a pre-tax benefit of $8.7 million resulting from the resolution of a dispute with one of our sourcing agents, related to prior period allowances.  Of this benefit, $8.0 million related to periods prior to fiscal 2011.

Gross profit, as a percentage of net sales, decreased by 11.6 percentage points for the first twenty-six weeks of 2011 compared to the same period last year.  The decrease was due to lower merchandise margin of 8.4 percentage points, primarily due to significantly increased promotional activity during the first twenty-six weeks of 2011 as well as higher product costs.  This decrease was net of the above mentioned benefit of 0.9 percentage points from the resolution of a dispute with one of our sourcing agents.  The decrease in gross profit, as a percentage of sales, was also due to higher occupancy costs of 2.0 percentage points, higher depreciation costs of 0.6 percentage points and higher distribution and transportation costs of 0.6 percentage points.

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

SG&A, as a percentage of net sales, increased by 0.2 percentage points for the first twenty-six weeks of 2011 compared to the same period last year.  The increase was primarily due to higher store-line expenses of 1.0 percentage points, e-commerce transaction costs of 0.2 percentage points and marketing of 0.1 percentage points.  These increases were partially offset by a decrease in corporate expenses of 1.1 percentage points due to lower incentive and stock-based compensation expense.

SG&A decreased by $3.1 million for the first twenty-six weeks of 2011 compared to the first twenty-six weeks of 2010.  The decrease in SG&A was primarily due to lower corporate expenses of $12.0 million, primarily from lower incentive and stock-based compensation costs.  This decrease was partially offset by an increase of $6.8 million in store-line expenses, an increase in store and e-commerce transaction expenses of $1.9 million, resulting primarily from new store growth and an increase in marketing costs of $0.2 million.

Income taxes

The effective income tax rate was 41.2% for the first twenty-six weeks of 2011 and 39.3% for the first twenty-six weeks of 2010.  The increase in the effective tax rate was due primarily to a change in the mix of domestic and Canadian earnings.

Net income

Net income was $19.3 million, or $0.23 per diluted share, for the first twenty-six weeks of 2011, compared to net income of $89.0 million, or $0.94 per diluted share, for the first twenty-six weeks of 2010.  The above mentioned benefit from the resolution of a dispute with one of our sourcing agents increased net income by $4.7 million, or by $0.06 per diluted share, during the first twenty-six weeks of 2011.

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

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement or enhancement of our information technology systems.  Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Generally, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year.  We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents and our credit facility, if necessary.  At July 30, 2011, we had working capital of $165.8 million, cash and cash equivalents of $73.1 million and no debt outstanding under our $150.0 million credit facility.  Additionally, we repurchase our common stock from time to time under a stock repurchase program (see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements).

The following table sets forth our cash flows for the period indicated:

	26 weeks ended
	July 30, 2011	July 31, 2010
	(In thousands)
Net cash (used in) provided by operating activities	$(48,091)	$18,184
Net cash used in investing activities	(46,543)	(38,993)
Net cash used in financing activities	(98,480)	(29,222)
Effect of exchange rate changes	638	521
Net decrease in cash and cash equivalents	$(192,476)	$(49,510)

Operating activities — Net cash provided by operating activities decreased by $66.3 million for the first twenty-six weeks of 2011 compared to the same period in 2010.  The decrease in cash flows from operating activities was primarily due to the decrease in net income of $69.7 million.

Consolidated merchandise inventories increased by 15% overall due to the store openings discussed below and the increase in average square footage.  Consolidated merchandise inventories increased by 5% on a per store square foot basis as of July 30, 2011 as compared to July 31, 2010.

Investing activities – Net cash used in investing activities related to capital expenditures was $46.5 million for the first twenty-six weeks of 2011 compared to $39.0 million for the first twenty-six weeks of 2010.

Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores and investments in information technology.  Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures.  During fiscal 2011, we plan to invest a total of approximately $70.0 million in capital expenditures, of which we invested $46.5 million during the first twenty six weeks of fiscal 2011. During the first twenty-six weeks of 2011, we opened 16 Aéropostale stores, 17 P.S. from Aéropostale stores and remodeled 38 Aéropostale stores.  For the remainder of the fiscal year, we plan to open approximately eight Aéropostale stores and approximately eight P.S. from Aéropostale stores.  In addition, we expect to complete approximately 14 store remodels.

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

During the second quarter of 2011, we did not repurchase shares of our common stock.  During the first twenty-six weeks of 2011, we repurchased 4.2 million shares for $100.1 million as compared to repurchases of 1.4 million shares for $39.5 million during the first twenty-six weeks of 2010.  Program to date, we repurchased 57.1 million shares of our common stock for $1.0 billion, at an average price of $17.57 per share.  As of July 30, 2011, we have approximately $145.2 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

We have an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”).  The Credit Facility provides for a $150.0 million revolving credit line.  The Credit Facility is available for working capital and general corporate purposes.  The Credit Facility is scheduled to mature on November 13, 2012, and no amounts were outstanding during the first twenty-six weeks of 2011 or as of July 30, 2011.

Contractual Obligations

The following table summarizes our contractual obligations as of July 30, 2011:

		Payments Due
		Balance of	In 2012	In 2014	After
	Total	2011	and 2013	and 2015	2016
	(In thousands)
Contractual Obligations
Real estate operating leases	$959,602	$54,872	$255,668	$218,039	$431,023
Equipment operating leases	7,144	1,806	4,689	649	—
Employment agreements	5,108	1,172	3,936	—	—
Total contractual obligations	$971,854	$57,850	$264,293	$218,688	$431,023

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

Our open purchase orders are cancelable without penalty and are therefore not included in the above table.  However, effective August 2, 2011, if we were to cancel purchase orders with one of our sourcing agents, we may have to reimburse this sourcing agent for costs and expenses, if any, that they had incurred.

On August 2, 2011, we entered into a new three year sourcing agreement with one of our sourcing agents.  The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement.  In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two year period during the term of the agreement.  If we purchase less than this amount over the two year measurement period, then we will be obligated to pay an incremental commission on the shortfall from the guaranteed minimum.

There were no other financial guarantees or commercial commitments outstanding as of July 30, 2011.

As discussed in Note 8 to the Notes to Unaudited Condensed Consolidated Financial Statements, we have a SERP liability of $10.1 million at July 30, 2011; a Postretirement Benefit Plan liability of $0.9 million at July 30, 2011; and a Long-Term Incentive Deferred Compensation Plan liability of $1.7 million at July 30, 2011.  Such liability amounts are not reflected in the table above.  We expect to make payments in the next 12 months of approximately $1.4 million from our SERP, which is included in the total SERP liability of $10.1 million.

Our total liabilities for unrecognized tax benefits were $4.4 million at July 30, 2011.  We cannot make a reasonable estimate of the amount and period of related future payments for these non-current liabilities of $4.4 million.  Therefore, these liabilities were not included in the above table.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of July 30, 2011, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

As of July 30, 2011, there have been no material changes to any of the critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of July 30, 2011, we had no outstanding borrowings under our Credit Facility.  In addition, we had no stand-by or commercial letters of credit issued under the Credit Facility.  To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk from interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency, are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive income (loss).  The balance of the unrealized gain included in accumulated other comprehensive income was approximately $4.4 million as of July 30, 2011.  A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $3.7 million, which would be recorded in other comprehensive income (loss) as an unrealized gain or loss.

We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars.  These foreign currency transaction gains and losses are charged or credited to earnings as incurred.  We do not hedge our exposure to this currency exchange fluctuation and transaction gains and losses to date have not been significant.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our second quarter ended July 30, 2011, our disclosure controls and procedures are effective.

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

If we are not able to keep pace with the rapidly changing fashion trends, both domestically and/or internationally, and teen consumer apparel tastes, our profitability will decline.  We produce casual, comfortable on trend apparel, a majority of which displays the “Aéropostale”, “Aéro” or “P.S. from Aéropostale” logo.  There can be no assurance that fashion trends will not move away from casual clothing or that we will not have to alter our design strategy to reflect changes in consumer preferences.  Failure to anticipate, identify or react appropriately to changes in styles, trends, desired images or brand preferences has had and could continue to have a material adverse effect on our results of operations.

    Industry conditions are increasingly competitive.

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

Global inflationary economic conditions, as well as increases in our product costs, such as raw materials, labor and fuel, have reduced our overall profitability. Specifically, increases in the price of cotton, that is used in the manufacture of merchandise we purchase from our suppliers, negatively impacts our cost of goods.  In addition, any reduction in merchandise available to us or any significant increase in the costs to produce that merchandise would have a material adverse effect on our results of operations.  We have strategies in place to mitigate the rising cost of raw materials and our overall profitability depends on the success of those strategies. Additionally, increases in other costs, including labor and energy, could adversely impact our results of operations as well.

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

If our comparable store sales fail to meet the expectations of investors, as was the case in our first and second quarters, then the market price of our common stock could decline substantially as it did after the announcement of our first and second quarter fiscal 2011 results.  You should refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

We rely on one third party, GSI Commerce, Inc. (“GSI”), to host our e-commerce website, warehouse all of the inventory sold through our e-commerce website, and fulfill all of our e-commerce sales to our customers.  GSI also performs additional services for us supporting our e-commerce business.  Any significant interruption in the operations of GSI, over which we have no control, could have a material adverse effect on our e-commerce business.  In addition, GSI was acquired by eBay Inc. in June 2011.  There can be no assurance that certain aspects of our existing business relationship and e-commerce operations with GSI will not be affected as a result of its acquisition by eBay.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our common stock from time to time under a stock repurchase program.  On November 11, 2010, our Board of Directors approved a $300.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $1.15 billion.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.  The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward.  Our purchases of treasury stock for the second quarter of fiscal 2011 and remaining availability pursuant to our share repurchase program were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a)
				(In thousands)
May 1 to May 28, 2011	—	$—	—	$145,219
May 29 to July 2, 2011	—	—	—	$145,219
July 3 to July 30, 2011	—	—	—	$145,219
Total	—	$—	—
__________

(a)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

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

Dated: September 7, 2011