Form 10-Q
period 2011-10-29
AEROPOSTALE INC
filed 2011-12-05
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2011
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

The Registrant had 80,749,637 shares of common stock outstanding as of November 25, 2011.

AÉROPOSTALE, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	October 29, 2011	January 29, 2011	October 30, 2010

ASSETS
Current Assets:
Cash and cash equivalents	$109,379	$265,553	$239,457
Merchandise inventory	265,133	156,596	239,391
Deferred income taxes	13,586	13,593	15,079
Prepaid taxes	10,010	—	13,839
Prepaid expenses and other current assets	43,904	33,823	39,180
Total current assets	442,012	469,565	546,946
Fixtures, equipment and improvements, net	313,483	299,242	293,409
Other assets	5,830	4,390	7,009
TOTAL ASSETS	$761,325	$773,197	$847,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$171,592	$103,014	$142,572
Accrued expenses and other current liabilities	77,701	113,088	91,937
Total current liabilities	249,293	216,102	234,509
Deferred rent, tenant allowances and other long-term liabilities	112,326	109,331	102,540
Non-current retirement benefit plan liabilities	12,927	10,829	10,711
Uncertain tax contingency liabilities	4,581	4,298	2,986

Commitments and contingent liabilities (See notes 8, 9 and 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 91,150; 90,692 and 90,661 shares issued	911	907	907
Additional paid-in capital	204,200	195,401	193,012
Accumulated other comprehensive income (loss)	15	(443)	(1,486)
Retained earnings	433,180	389,764	305,946
Treasury stock 10,400; 6,112 and 65 shares, at cost	(256,108)	(152,992)	(1,761)
Total stockholders’ equity	382,198	432,637	496,618
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$761,325	$773,197	$847,364

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	13 weeks ended		39 weeks ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010

Net sales	$596,506	$602,756	$1,533,880	$1,561,103

Cost of sales (includes certain buying, occupancy and warehousing expenses)	434,985	382,169	1,121,666	973,067

Gross profit	161,521	220,587	412,214	588,036

Selling, general and administrative expenses	121,793	124,285	339,524	345,115

Income from operations	39,728	96,302	72,690	242,921

Interest expense, net	185	10	300	50

Income before income taxes	39,543	96,292	72,390	242,871

Income taxes	15,435	37,757	28,974	95,352

Net income	$24,108	$58,535	$43,416	$147,519

Basic earnings per share	$0.30	$0.64	$0.53	$1.58

Diluted earnings per share	$0.30	$0.63	$0.53	$1.57

Weighted average basic shares	80,741	91,954	81,358	93,113

Weighted average diluted shares	81,068	92,916	81,924	94,150

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	39 weeks ended
	October 29, 2011	October 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$43,416	$147,519
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	49,691	41,904
Stock-based compensation	7,322	10,766
Excess tax benefits from stock-based compensation	(414)	(3,880)
Other	(4,160)	11,356
Changes in operating assets and liabilities:
Merchandise inventory	(108,478)	(106,061)
Prepaid taxes and other assets	(21,566)	(10,423)
Accounts payable	68,474	51,542
Accrued expenses and other liabilities	(28,079)	(75,211)

Net cash provided by operating activities	6,206	67,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(64,165)	(79,886)

Net cash used in investing activities	(64,165)	(79,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(100,039)	(106,255)
Proceeds from exercise of stock options	1,112	6,557
Excess tax benefits from stock-based compensation	414	3,880

Net cash used in financing activities	(98,513)	(95,818)

Effect of exchange rate changes	298	673

Net decrease in cash and cash equivalents	(156,174)	(107,519)

Cash and cash equivalents, beginning of year	265,553	346,976

Cash and cash equivalents, end of period	$109,379	$239,457

Supplemental Disclosure of Cash Flow Information:

Accruals related to purchases of property and equipment	$4,724	$3,665

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Aéropostale, Inc. and its subsidiaries (“we”, “us”, “our”, the “Company” or “Aéropostale”) is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 4 to 12 year-old kids through its P.S. from Aéropostale stores.  We provide customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise.  Aéropostale products can be purchased in Aéropostale stores and online at www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com or ps4u.com are solely references to a uniform resource locator, or URL, and are inactive textual references only, not intended to incorporate the websites into this Quarterly Report on Form 10-Q).  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, certain Aéropostale stores and online at www.ps4u.com.  As of October 29, 2011, we operated 985 Aéropostale stores, consisting of 918 stores in all 50 states and Puerto Rico, 67 stores in Canada, as well as 70 P.S. from Aéropostale stores in 20 states.  In addition, pursuant to a licensing agreement, one of our international licensees operated 11 Aéropostale stores in the United Arab Emirates as of October 29, 2011.  In March 2011, we announced that we had signed a second licensing agreement, pursuant to which the licensee is expected to open approximately 25 stores in Singapore, Malaysia and Indonesia over the next five years. On November 15, 2011, we announced that we had signed a third license agreement, pursuant to which the licensee is expected to open approximately 30 stores in Turkey over the next five years.

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

References to “2011” or “fiscal 2011” mean the 52-week period ending January 28, 2012 and references to “2010” or “fiscal 2010” mean the 52-week period ended January 29, 2011.  References to “the third quarter of 2011” mean the thirteen-week period ended October 29, 2011 and references to “the third quarter of 2010” mean the thirteen-week period ended October 30, 2010.

2.  Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores and at the time our e-commerce customers take possession of merchandise.  Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized.  Shipping revenue from our e-commerce customers is also included in sales revenue.  Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum royalty levels.  Revenue is not recorded on the purchase of gift cards or store credits. A current liability is recorded upon purchase and revenue is recognized when the gift card or store credits are redeemed for merchandise.  We also recognize breakage income for the portion of gift cards estimated to be unredeemed.  We have relieved our legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction.  We therefore determined that the likelihood of certain gift cards being redeemed by the customer was remote, based upon historical redemption patterns of gift cards.  For those gift cards that we determined redemption to be remote, we reversed our liability and recorded gift card breakage income in net sales.  In the third quarter of 2011, we recorded $0.6 million in net sales related to gift card breakage income compared to $0.5 million in the third quarter of 2010.  In the first thirty-nine weeks of 2011, we recorded $2.3 million in net sales related to gift card breakage income compared to $1.5 million in the first thirty-nine weeks of 2010.

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

    Cost of sales for the first thirty-nine weeks of 2011 includes a pre-tax benefit of $8.7 million resulting from the resolution of a dispute with one of our sourcing agents, related to prior period allowances.  Of this benefit, $8.0 million relates to fiscal years 2007 through 2010 and is not material to any individual prior period.

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

During the third quarter of 2011, we did not repurchase shares of our common stock.  During the third quarter of 2010, we repurchased 2.9 million shares for $66.8 million.  During the first thirty-nine weeks of 2011, we repurchased 4.2 million shares for $100.0 million.  During the first thirty-nine weeks of 2010, we repurchased 4.2 million shares for $106.3 million.  Program to date we repurchased 57.1 million shares of our common stock for $1.0 billion, at an average price of $17.57 per share.  As of October 29, 2011, we have approximately $145.2 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

Comprehensive Income (Loss)

The following table sets forth the components of total comprehensive income:

	13 weeks ended		39 weeks ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(In thousands)
Net income	$24,108	$58,535	$43,416	$147,519
Other comprehensive income:
Changes in pension liability, net of tax	(334)	3,628	(82)	3,898
Changes in foreign currency translation adjustment 1	(1,448)	340	540	1,609
Total comprehensive income	$22,326	$62,503	$43,874	$153,026

 The following table sets forth the components of accumulated other comprehensive income (loss):

	October 29, 2011	January 29, 2011	October 30, 2010
	(In thousands)
Pension liability, net of tax	$(2,905)	$(2,823)	$(3,144)
Cumulative foreign currency translation adjustment 1	2,920	2,380	1,658
Total accumulated other comprehensive income (loss)	$15	$(443)	$(1,486)

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

5.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended		39 weeks ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(In thousands, except per share data)
Net income	$24,108	$58,535	$43,416	$147,519
Weighted average basic shares	80,741	91,954	81,358	93,113
Impact of dilutive securities	327	962	566	1,037
Weighted average diluted shares	81,068	92,916	81,924	94,150
Earnings per basic share	$0.30	$0.64	$0.53	$1.58
Earnings per diluted share	$0.30	$0.63	$0.53	$1.57

Options to purchase 550,497 shares during the third quarter of 2011 and 205,380 shares during the first thirty-nine weeks of 2011 were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares.  All options to purchase shares were included in the computation of diluted earnings per share during the third quarter of 2010 and the first thirty-nine weeks of 2010.

6.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	October 29, 2011	January 29, 2011	October 30, 2010
Accrued gift cards	$16,873	$27,673	$15,806
Accrued compensation and retirement benefit plan liabilities	16,865	25,165	28,288
Accrued rent	12,097	16,225	16,153
Other	31,866	44,025	31,690
	$77,701	$113,088	$91,937

7.  Revolving Credit Facility

On September 22, 2011, we entered into an amended and restated revolving credit facility with Bank of America, N.A., as agent for the lenders (the “Credit Facility”).  The Credit Facility provides for a revolving credit line with up to $175 million in borrowing capacity.  The Credit Facility is available for working capital and general corporate purposes, including the repurchase of our capital stock and for our capital expenditures.  The Credit Facility is scheduled to expire on September 22, 2016 and is guaranteed by all of our domestic subsidiaries (the “Guarantors”).  The Credit Facility replaces the existing facility that provided for up to $150.0 million revolving credit line and was scheduled to expire on November 13, 2012 (the “Prior Credit Facility”).

Loans under the Credit Facility are secured by all our assets and are guaranteed by the Guarantors.  Upon the occurrence of a Cash Dominion Event (as defined in the Credit Facility and includes either any event of default or failure to maintain availability in an amount greater than 12.5% of the lesser of the borrowing base and facility commitment) our ability to borrow funds, make investments, pay dividends and repurchase shares of our common stock would be limited, among other limitations. Direct borrowings under the Credit Facility bear interest at a margin over either LIBOR or at the Prime Rate (as each such term is defined in the Credit Facility).

The Credit Facility also contains covenants that, subject to specified exceptions, restrict our ability to, among other things:

•	incur additional debt or encumber assets of the Company;
•	merge with or acquire other companies, liquidate or dissolve;
•	sell, transfer, lease or dispose of assets; and
•	make loans or guarantees.

Events of default under the Credit Facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default on leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, business failure or application for bankruptcy, institution of legal process or proceedings under federal, state or civil statutes, legal challenges to loan documents and a change in control.  If an event of default occurs, the Lender will be entitled to take various actions, including the acceleration of amounts due thereunder and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral.  Upon the occurrence of an event of default under the Credit Facility, the lender may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable.

Upon the occurrence of our loan availability under the Credit Facility decreasing below 10% of the lesser of the borrowing base and the dollar amount of commitments under the Credit Facility, we would be required to meet a financial covenant for a Minimum Consolidated Fixed Charge Coverage Ratio of not less than 1.0 to 1.0.

As of October 29, 2011, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.  During the first thirty-nine weeks of 2011 and as of October 29, 2011, we had no outstanding balances or stand-by or commercial letters of credit issued under the Prior Credit Facility or the Credit Facility.

8.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	October 29, 2011	January 29, 2011	October 30, 2010
	(In thousands)
Supplemental Executive Retirement Plan (“SERP”)	$10,293	$9,597	$10,641
Long-term incentive deferred compensation plan	1,841	1,405	1,341
Postretirement benefit plan	793	1,154	1,075
Total	12,927	12,156	13,057
Less amount classified in accrued expenses related to SERP	—	1,327	2,346
Long-term retirement benefit plan liabilities	$12,927	$10,829	$10,711

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

The components of net periodic pension benefit cost are as follows:

	13 weeks ended		39 weeks ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(In thousands)
Service cost	$146	$229	$426	$656
Interest cost	124	130	386	828
Amortization of prior experience cost	19	19	55	56
Amortization of net loss	52	58	156	500
Net periodic pension benefit cost	$341	$436	$1,023	$2,040

During the third quarter of 2010, we made a payment from our SERP of approximately $16.7 million to our Chairman, who also previously served as our former Chief Executive Officer.  In connection with this payment, during the third quarter of 2010, we recorded a charge of $6.4 million in selling, general and administrative expenses representing the settlement loss, with a corresponding amount recorded to relieve accumulated other comprehensive loss included in our stockholder’s equity ($3.9 million, net of tax).  This accounting treatment is in accordance with settlement accounting procedures under the provisions of ASC 715-30-35-79.

We had non-current liabilities of $10.3 million as of October 29, 2011, $8.3 million as of January 29, 2011 and $8.3 million as of October 30, 2010, in connection with this plan.  We had no current liability as of October 29, 2011, and current liabilities of $1.3 million as of January 29, 2011 and $2.3 million as of October 30, 2010, in connection with this plan.

Long-term Incentive Plan

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management.  The plan is a non-qualified, non-contributory defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP.  We record annual monetary credits to each participant’s account based on compensation levels and years as a participant in the plan.  Annual interest credits are applied to the balance of each participant’s account based upon established benchmarks.  Each annual credit is subject to a three-year cliff-vesting schedule, and participants’ accounts will be fully vested upon retirement after completing five years of service and attaining age 55.  We had liabilities of $1.8 million as of October 29, 2011, $1.4 million as of January 29, 2011 and $1.3 million as of October 30, 2010, in connection with this plan.

Postretirement Benefit Plan

We maintain a postretirement benefit plan for certain executives that provides retiree medical and dental benefits.  The plan is an other post-employment benefit plan, or OPEB, and is not funded.  We had non-current liabilities of $0.8 million as of October 29, 2011, $1.2 million as of January 29, 2011 and $1.1 million as of October 30, 2010, for the accumulated postretirement benefit obligations.  Expense related to this plan was not material to our unaudited condensed consolidated financial statements for any period presented.

9.  Stock-Based Compensation

Under the provisions of Accounting Standards Codification  (“ASC”) Topic 718, “Compensation – Stock Compensation” (“ASC 718”), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement.

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

The following table summarizes non-vested shares of stock outstanding as of October 29, 2011:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 30, 2011	753	$22.22
Granted	397	23.77
Vested	(270)	21.59
Cancelled	(28)	23.85
Outstanding as of October 29, 2011	852	$23.09

Total compensation expense is being amortized over the vesting period.  Compensation expense related to non-vested stock activity was $2.2 million for the third quarter of 2011 and $2.3 million for the third quarter of 2010.  Compensation expense related to non-vested stock activity was $6.5 million for the first thirty-nine weeks of 2011 and $6.4 million for the first thirty-nine weeks of 2010.  As of October 29, 2011, there was $7.9 million of unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over the weighted average period of one year.  The total fair value of shares vested was $0.2 million during the third quarter of fiscal 2011 and $0.2 million during the third quarter of fiscal 2010.  The total fair value of shares vested was $5.7 million during the first thirty-nine weeks of fiscal 2011 and $7.4 million during the first thirty-nine weeks of fiscal 2010.

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

The following table summarizes performance shares of stock outstanding as of October 29, 2011:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 30, 2011	422	$18.44
Granted	—	—
Vested	(114)	18.86
Cancelled	(86)	22.51
Outstanding as of October 29, 2011	222	$16.65

Total compensation expense is being amortized over the vesting period.  Compensation expense related to performance shares was $0.6 million for the third quarter of 2011 and $0.2 million for the first thirty-nine weeks of 2011 based on our determination of the likelihood of achieving the performance conditions associated with the respective shares.  This compares to an expense of $0.7 million for the third quarter of 2010 and an expense of $2.7 million for the first thirty-nine weeks of 2010.  As of October 29, 2011, there was $0.5 million of unrecognized compensation cost related to performance shares that is expected to be recognized over the weighted average period of less than one year.

Stock Options

We have stock option plans under which we may grant qualified and non-qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees.  Stock options may not be granted at less than the fair market value at the date of grant. Stock options generally vest over four years on a pro-rata basis and expire after eight years. All outstanding stock options immediately vest upon (i) a change in control of the company (as defined in the plan) and (ii) termination of the employee within one year of such change of control.  We did not grant any stock options during fiscal 2009, fiscal 2010 or the first thirty-nine weeks of fiscal 2011.

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

The following table summarizes stock option transactions for common stock during the first thirty-nine weeks of 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding as of January 30, 2011	746	$15.68
Granted	—	—
Exercised	(73)	15.04
Cancelled1	(54)	18.40
Outstanding as of October 29, 2011	619	$15.53	2.71	$471
Options vested as of October 29, 2011 and expected to vest	619	$15.53	2.71	$471
Exercisable as of October 29, 2011	596	$15.40	2.65	$471

1 The number of options cancelled includes approximately 52,000 expired shares.

We recognized $0.1 million in compensation expense related to stock options during the third quarter of 2011 and $0.4 million during the third quarter of 2010.  We recognized $0.6 million in compensation expense related to stock options during the first thirty-nine weeks of 2011 and $1.6 million during the first thirty-nine weeks of 2010.  For the first thirty-nine weeks of 2011, the intrinsic value of options exercised was $0.2 million as compared to $5.4 million for the first thirty-nine weeks of 2010.

The following table summarizes information regarding non-vested outstanding stock options as of October 29, 2011:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of January 30, 2011	187	$8.19
Granted	—	—
Vested	(163)	8.19
Cancelled	(1)	8.29
Non-vested as of October 29, 2011	23	$8.18

As of October 29, 2011, there was $0.1 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining weighted-average vesting period of less than one year.

10.  Commitments and Contingent Liabilities

In October 2011, Aeropostale, Inc. and senior executive officers Thomas P. Johnson and Marc D. Miller were named as defendants in Arbuthnot v. Aeropostale, Inc., et al., No. 11-7132, a class action lawsuit alleging violations of the federal securities laws. The lawsuit was filed in New York federal court on behalf of purchasers of Aeropostale securities between February 3, 2011 and August 3, 2011. The lawsuit alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements regarding the company’s business and prospects. The lawsuit alleges that defendants failed to adequately disclose that: (i) Aeropostale was experiencing declining demand for its women’s fashion division; (ii) Aeropostale was facing increased inventory and higher clothing discounts that put pressure on its profit margins; and (iii) as a result, defendants lacked a reasonable basis for their positive statements about the company or its prospects during the class period.  In the opinion of management, disposition of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. We are vigorously defending this matter.

Also in October 2011, Aeropostale directors and/or senior executive officers Julian R. Geiger, Ronald R. Beegle, Robert B. Chavez, Michael J. Cunningham, Evelyn Dilsaver, John Haugh, Karin Hirtler-Garvey, John D. Howard, Thomas P. Johnson, and David B. Vermylen were named as defendants in Bell v. Geiger, et al., No. 652931/2011, a shareholder lawsuit filed in New York state court seeking relief derivatively on behalf of Aeropostale. The action alleges that the defendants breached their fiduciary duties to Aeropostale between February 3, 2011 and August 3, 2011 by failing to establish and maintain internal controls that would have prevented the company from disseminating allegedly false and misleading and inaccurate statements and other information to shareholders, and to manage and oversee the company. As a result, plaintiff alleges that the defendants exposed the company to potential liability in the federal securities class action lawsuit.    In the opinion of management, disposition of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. We are vigorously defending this matter.

We are also a party to various litigation matters and proceedings in the ordinary course of business.  In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

In August 2011, we entered into a new three-year sourcing agreement with one of our sourcing agents.  The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement.  In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two-year period during the term of the agreement.  If we purchase less than this amount over the two-year measurement period, then we will be obligated to pay the contracted commission on the shortfall from the guaranteed minimum.  During fiscal years 2009 and 2010 combined, we purchased approximately $640.0 million of merchandise from this sourcing agent.  In addition, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse the agent for costs and expenses, if any, that they had incurred.  We had not issued any other third party guarantees as of October 29, 2011.

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

We follow the provisions of ASC Topic 740, “Income Taxes”, which includes the accounting and disclosure for uncertainty in income taxes.  We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Uncertain tax position liabilities, inclusive of interest and penalties of $1.3 million, were $4.6 million as of October 29, 2011.  Reversal of these liabilities, along with reversal of related deferred tax assets, would favorably impact our effective tax rate.

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

Introduction

Aéropostale, Inc. and its subsidiaries (“we”, “us”, “our”, the “Company” or “Aéropostale”) is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 4 to 12 year-old kids through its P.S. from Aéropostale stores.  We provide customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise.  Aéropostale products can be purchased in Aéropostale stores and online at www.aeropostale.com.  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, certain Aéropostale stores and online at www.ps4u.com.  As of October 29, 2011, we operated 985 Aéropostale stores, consisting of 918 stores in all 50 states and Puerto Rico, 67 stores in Canada, as well as 70 P.S. from Aéropostale stores in 20 states.  In addition, pursuant to a licensing agreement, one of our international licensees operated 11 Aéropostale stores in the United Arab Emirates as of October 29, 2011.  During March 2011, we announced that we had signed a second licensing agreement, pursuant to which the licensee is expected to open approximately 25 stores in Singapore, Malaysia and Indonesia over the next five years. On November 15, 2011, we announced that we had signed a third licensing agreement, pursuant to which the licensee is expected to open approximately 30 stores in Turkey over the next five years

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” is intended to provide information to help you better understand our financial condition and results of operations.  Our business is highly seasonal, and historically we realize a significant portion of our sales, net income, and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in our third quarter and the holiday selling season in our fourth quarter.  Therefore, our interim period consolidated financial statements may not be indicative of our full-year results of operations, financial condition or cash flows. We recommend that you read this section along with our condensed consolidated financial statements included in this report and along with our Annual Report on Form 10-K for the year ended January 29, 2011.

The discussion in the following section is on a consolidated basis, unless indicated otherwise.

Results of Operations

Overview

The third quarter of 2011 continued to be challenging. We are still in the midst of a transition period with our merchandise, refining our assortment to resonate more with our customer. At the same time, the retail environment remains very promotional, with many teen retailers increasing both the depth and breadth of their promotions. Additionally, during the quarter, we continued to experience higher product costs compared to the same period in 2010.  These factors reduced our overall profitability for the quarter, and we expect that these trends will continue through the balance of 2011.Our primary focus is to regain balance in our merchandise assortments and broaden our offering to meet the fashion needs of our core customer. Additionally, we continue to execute our other key strategic initiatives, including enhancing processes and technology, and developing our long-term growth drivers such as expanding our P.S. from Aéropostale business and pursuing additional international opportunities.

We achieved net sales of $596.5 million for the third quarter of 2011, or a 1% decrease when compared to the third quarter of 2010.  Gross profit, as a percentage of net sales, decreased by 9.5 percentage points.  Gross profit for the first thirty-nine weeks of 2011 included a pre-tax benefit of $8.7 million resulting from the resolution of a dispute with one of our sourcing agents, related to prior period allowances.  Of this benefit, $8.0 million relates to periods prior to fiscal 2011.  SG&A, as a percentage of net sales decreased by 0.2 percentage points for the third quarter of 2011.  The effective income tax rate was 39.0% for the third quarter of 2011 and 39.2% for the third quarter of 2010.  Net income for the third quarter of 2011 was $24.1 million, or $0.30 per diluted share, compared to net income of $58.5 million, or $0.63 per diluted share, for the third quarter of 2010.

As of October 29, 2011, we had working capital of $192.7 million, cash and cash equivalents of $109.4 million, no short-term investments and no debt outstanding.  Average square footage growth was 7% over the comparable prior year period.  Consolidated merchandise inventories increased by 11% and was flat on a per retail square foot basis at October 29, 2011 compared to October 30, 2010.

In the third quarter of 2011, we opened 7 Aéropostale stores, 6 P.S. from Aéropostale stores, and remodeled 8 Aéropostale stores.  We operated 1,055 stores at October 29, 2011, an increase of 5% from the same period last year, attributable to new P.S. from Aéropostale stores in the U.S and new Aéropostale stores in both the U.S. and Canada.

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		39 weeks ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	27.1%	36.6%	26.9%	37.7%
Selling, general and administrative expenses	20.4%	20.6%	22.1%	22.1%
Income from operations	6.7%	16.0%	4.7%	15.6%
Interest expense	0.0%	0.0%	0.0%	0.0%
Income before income taxes	6.7%	16.0%	4.7%	15.6%
Income taxes	2.7%	6.3%	1.9%	6.1%
Net income	4.0%	9.7%	2.8%	9.5%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table:

	13 weeks ended		39 weeks ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales (in millions)	$596.5	$602.8	$1,533.9	$1,561.1
Total store count at end of period	1,055	1,002	1,055	1,002
Comparable store count at end of period	935	884	935	884
Net sales change	(1)%	6%	(2)%	9%
Comparable store sales change	(9)%	0%	(10)%	3%
Comparable average unit retail change	(7)%	(6)%	(11)%	(3)%
Comparable units per sales transaction change	7%	4%	7%	3%
Comparable sales transaction change	(8)%	3%	(5)%	3%
Net sales per average square foot	$142	$157	$375	$419
Gross profit (in millions)	$161.5	$220.6	$412.2	$588.0
Income from operations (in millions)	$39.7	$96.3	$72.7	$242.9
Diluted earnings per share	$0.30	$0.63	$0.53	$1.57
Average square footage growth over comparable period	7%	6%	8%	6%
Change in total inventory over comparable period	11%	8%	11%	8%
Change in inventory per square foot over comparable period	0%	1%	0%	1%
Percentages of net sales by category:
Young Women’s	66%	68%	66%	69%
Young Men’s	34%	32%	34%	31%

Comparison of the 13 weeks ended October 29, 2011 to the 13 weeks ended October 30, 2010

Net Sales

Net sales for the third quarter of 2011 decreased by $6.2 million, or by 1%, compared to the same period last year.  The decrease in net sales was driven by a decrease of 9% in comparable store sales partially offset by increased sales from new and non-comparable store and e-commerce sales.  Average store square footage growth was 7% primarily from new stores.  Comparable store sales decreased in our young men’s category by 4% and by 11% in our young women’s category.  The overall comparable store sales reflected decreases of 7% in average unit retail and 8% in the number of sales transactions, partially offset by an increase of 7% in units per sales transaction.  Non-comparable store sales increased by $39.9 million due primarily to 53 more stores open at the end of the third quarter of 2011 compared to the end of the third quarter of 2010.  Total non-comparable store sales includes net sales from our e-commerce business which increased by 20%, or $7.5 million, to $45.7 million during the third quarter of 2011 when compared to the same period last year.

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

Gross profit, as a percentage of net sales, decreased by 9.5 percentage points for the third quarter of 2011 compared to the same period last year.  The decrease was due to lower merchandise margin of 8.0 percentage points, primarily due to significantly higher product costs, in addition to significantly increased promotional activity during the quarter.  The decrease in gross profit, as a percentage of sales, was also due to higher occupancy costs of 0.8 percentage points, and higher depreciation costs of 0.5 percentage points.

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

SG&A, as a percentage of net sales, was 20.4 percent for the third quarter of 2011 vs. 20.6 percent for the same period last year.  SG&A for the third quarter of 2010 included a charge of 1.1 percentage points related to a retirement plan payment. (See note 8 of the notes to the unaudited condensed consolidated financial statements for further discussion)  For the third quarter of 2011 incentive compensation increased by 0.6 percentage points. The increase in incentive compensation was due to an increase in non-senior executive level incentive compensation and the reversal during the third quarter of 2010 of a previously recorded liability that was no longer required. Additionally, e-commerce transaction costs increased by 0.3 percentage points.

SG&A decreased by $2.5 million for the third quarter of 2011 compared to the third quarter of 2010.  SG&A for 2010 included the above mentioned retirement plan charge of $6.4 million. For the third quarter of 2011, incentive compensation increased by $3.3 million and e-commerce transaction expenses increased by $1.7 million. These increases were partially offset by a decrease in store-line expenses of $0.8 million and a decrease in marketing expenses of $0.6 million

Income taxes

The effective income tax rate was 39.0% for the third quarter of 2011 and 39.2% for the third quarter of 2010.

Net income

Net income was $24.1 million, or $0.30 per diluted share, for the third quarter of 2011, compared to net income of $58.5 million, or $0.63 per diluted share, for the third quarter of 2010.

Comparison of the 39 weeks ended October 29, 2011 to the 39 weeks ended October 30, 2010

Net Sales

Net sales for the first thirty-nine weeks of 2011 decreased by $27.2 million, or by 2%, compared to the same period last year.  The decrease in net sales was driven by a decrease of 10% in comparable store sales partially offset by increased sales from new and non-comparable store and e-commerce sales.  Average store square footage growth was 8% primarily from new stores.  Comparable store sales decreased in our young men’s category by 3% and by 13% in our young women’s category.  The overall comparable store sales reflected decreases of 11% in average unit retail and 5% in the number of sales transactions, partially offset by an increase of 7% in units per sales transaction.  Non-comparable store sales increased by $106.7 million due primarily to 53 more stores open at the end of the first thirty-nine weeks of 2011 compared to the end of the first thirty-nine weeks of 2010.  Total non-comparable store sales includes net sales from our e-commerce business which increased by 19%, or $16.0 million, to $98.9 million during the first thirty-nine weeks of 2011 when compared to the same period last year.

Gross Profit

Cost of sales includes costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing, freight from the distribution center to the stores, shipping and handling costs, payroll for our design, buying and merchandising departments and occupancy costs.  Occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs and maintenance, depreciation and amortization and impairment charges.  Cost of sales for the first thirty-nine weeks of 2011 includes a pre-tax benefit of $8.7 million resulting from the resolution of a dispute with one of our sourcing agents, related to prior period allowances.  Of this benefit, $8.0 million related to periods prior to fiscal 2011.

Gross profit, as a percentage of net sales, decreased by 10.8 percentage points for the first thirty-nine weeks of 2011 compared to the same period last year.  The decrease was due to lower merchandise margin of 8.2 percentage points, primarily due to significantly higher product costs, in addition to significantly increased promotional activity during the first thirty-nine weeks of 2011.  This decrease was net of the above mentioned benefit of 0.6 percentage points from the resolution of a dispute with one of our sourcing agents.  The decrease in gross profit, as a percentage of sales, was also due to higher occupancy costs of 1.5 percentage points, higher depreciation costs of 0.6 percentage points and higher distribution and transportation costs of 0.4 percentage points.

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

SG&A, as a percentage of net sales, was flat for the first thirty-nine weeks of 2011 compared to the same period last year.  SG&A for the first 39 weeks of 2010 included an above mentioned retirement plan charge of 0.4 percentage points.  Higher store-line expenses of 0.6 percentage points and higher e-commerce transaction expenses of 0.2 percentage points were partially offset by a decrease in incentive compensation and other corporate expenses of 0.4 percentage points.

SG&A decreased by $5.6 million for the first thirty-nine weeks of 2011 compared to the first thirty-nine weeks of 2010.  SG&A for 2010 included the above mentioned retirement plan charge of $6.4 million. Store-line expenses increased by $6.0 million and  e-commerce transaction expenses increased by $3.7 million. These increases were partially offset by $8.4 million in lower incentive compensation and other corporate expenses.

Income taxes

The effective income tax rate was 40.0% for the first thirty-nine weeks of 2011 and 39.3% for the first thirty-nine weeks of 2010.  The increase in the effective tax rate was due primarily to a change in the mix of domestic and Canadian earnings.

Net income

Net income was $43.4 million, or $0.53 per diluted share, for the first thirty-nine weeks of 2011, compared to net income of $147.5 million, or $1.57 per diluted share, for the first thirty-nine weeks of 2010.  The above mentioned benefit from the resolution of a dispute with one of our sourcing agents increased net income by $4.7 million, or by $0.06 per diluted share, during the first thirty-nine weeks of 2011.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement or enhancement of our information technology systems.  Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Generally, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year.  We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents and our credit facility, if necessary.  At October 29, 2011, we had working capital of $192.7 million, cash and cash equivalents of $109.4 million and no debt outstanding under our $175.0 million credit facility.  Additionally, we repurchase our common stock from time to time under a stock repurchase program (see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements).

The following table sets forth our cash flows for the period indicated:

	39 weeks ended
	October 29, 2011	October 30, 2010
	(In thousands)
Net cash provided by operating activities	$6,206	$67,512
Net cash used in investing activities	(64,165)	(79,886)
Net cash used in financing activities	(98,513)	(95,818)
Effect of exchange rate changes	298	673
Net decrease in cash and cash equivalents	$(156,174)	$(107,519)

Operating activities —  Net cash provided by operating activities decreased by $61.3 million for the first thirty-nine weeks of 2011 compared to the same period in 2010.  The decrease in cash flows from operating activities was primarily due to the decrease in net income of $104.1 million, and was partially offset by the timing of payment of income tax and other liabilities.

Consolidated merchandise inventories increased by 11% overall due to new store openings (see Investing Activities below) and the increase in average square footage.  On a per retail square foot basis, consolidated merchandise inventories units decreased by 6%. In absolute dollars, consolidated merchandise inventories per retail square foot were flat , reflecting increased product costs.

Investing activities – Net cash used in investing activities related to capital expenditures was $64.2 million for the first thirty-nine weeks of 2011 compared to $79.9 million for the first thirty-nine weeks of 2010.

Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores and investments in information technology.  Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures.  During fiscal 2011, we plan to invest a total of approximately $72.0 million in capital expenditures, of which we invested $64.2 million during the first thirty-nine weeks of fiscal 2011.  During the first thirty-nine weeks of 2011, we opened 23 Aéropostale stores, 23 P.S. from Aéropostale stores and remodeled 46 Aéropostale stores.  For the remainder of the fiscal year, we plan to open  1 Aéropostale store and approximately 3 P.S. from Aéropostale stores.  In addition, we expect to complete approximately 5 store remodels.

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

During the third quarter of 2011, we did not repurchase shares of our common stock.  During the first thirty-nine weeks of 2011, we repurchased 4.2 million shares for $100.0 million as compared to repurchases of 4.2 million shares for $106.3 million during the first thirty-nine weeks of 2010.  Program to date, we repurchased 57.1 million shares of our common stock for $1.0 billion, at an average price of $17.57 per share.  As of October 29, 2011, we have approximately $145.2 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

We have an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”).  The Credit Facility provides for up to $175.0 million revolving credit line.  The Credit Facility is available for working capital and general corporate purposes.  The Credit Facility is scheduled to expire on September 22, 2016, and no amounts were outstanding during the first thirty-nine weeks of 2011 or as of October 29, 2011 under the current or prior credit facility (See Note 7 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion).

Contractual Obligations

The following table summarizes our contractual obligations as of October 29, 2011:

		Payments Due
		Balance of	In 2012	In 2014	After
	Total	2011	and 2013	and 2015	2016
	(In thousands)
Contractual Obligations
Real estate operating leases	$956,085	$34,179	$257,467	$219,923	$444,516
Equipment operating leases	8,316	1,035	5,866	1,415	—
Employment agreements	4,522	586	3,936	—	—
Total contractual obligations	$968,923	$35,800	$267,269	$221,338	$444,516

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

On August 2, 2011, we entered into a new three year sourcing agreement with one of our sourcing agents.  The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement.  In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two year period during the term of the agreement.  If we purchase less than this amount over the two year measurement period, then we will be obligated to pay an incremental commission on the shortfall from the guaranteed minimum. Additionally, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse this sourcing agent for costs and expenses, if any, that they had incurred.  All of our other open purchase orders are cancelable without penalty and are therefore not included in the above table.

There were no other financial guarantees or commercial commitments outstanding as of October 29, 2011.

As discussed in Note 8 to the Notes to Unaudited Condensed Consolidated Financial Statements, we have a SERP liability of $10.3 million at October 29, 2011; a Postretirement Benefit Plan liability of $0.8 million at October 29, 2011; and a Long-Term Incentive Deferred Compensation Plan liability of $1.8 million at October 29, 2011.  Such liability amounts are not reflected in the table above.

Our total liabilities for unrecognized tax benefits were $4.6 million at October 29, 2011.  We cannot reasonably estimate the amount and period of related future payments for these non-current liabilities of $4.6 million.  Therefore, these liabilities were not included in the above table.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of October 29, 2011, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

As of October 29, 2011, there have been no material changes to any of the critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Item 3.                       Quantitative and Qualitative Disclosures About Market Risk

As of October 29, 2011, we had no outstanding borrowings under our Credit Facility.  In addition, we had no stand-by or commercial letters of credit issued under the Credit Facility.  To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk from interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency, are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive income (loss).  The balance of the unrealized gain included in accumulated other comprehensive income was approximately $2.9 million as of October 29, 2011.  A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $3.6 million, which would be recorded in other comprehensive income (loss) as an unrealized gain or loss.

We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars.  These foreign currency transaction gains and losses are charged or credited to earnings as incurred.  We do not hedge our exposure to this currency exchange fluctuation and transaction gains and losses to date have not been significant.

Item 4.                       Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:  Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our third quarter ended October 29, 2011, our disclosure controls and procedures are effective.

(b) Changes in internal controls:  During our third fiscal quarter, there have been no changes in our internal controls over our financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

PART II — OTHER INFORMATION

Item 1.                       Legal Proceedings

In October 2011, Aeropostale, Inc. and senior executive officers Thomas P. Johnson and Marc D. Miller were named as defendants in Arbuthnot v. Aeropostale, Inc., et al., No. 11-7132, a class action lawsuit alleging violations of the federal securities laws. The lawsuit was filed in New York federal court on behalf of purchasers of Aeropostale securities between February 3, 2011 and August 3, 2011. The lawsuit alleges that the defendants violated the federal securities laws by issuing materially false and misleading statements regarding the company’s business and prospects. The lawsuit alleges that defendants failed to adequately disclose that: (i) Aeropostale was experiencing declining demand for its women’s fashion division; (ii) Aeropostale was facing increased inventory and higher clothing discounts that put pressure on its profit margins; and (iii) as a result, defendants lacked a reasonable basis for their positive statements about the company or its prospects during the class period.    In the opinion of management, disposition of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. We are vigorously defending this matter.

Also in October 2011, Aeropostale directors and/or senior executive officers Julian R. Geiger, Ronald R. Beegle, Robert B. Chavez, Michael J. Cunningham, Evelyn Dilsaver, John Haugh, Karin Hirtler-Garvey, John D. Howard, Thomas P. Johnson, and David B. Vermylen were named as defendants in Bell v. Geiger, et al., No. 652931/2011, a shareholder lawsuit filed in New York state court seeking relief derivatively on behalf of Aeropostale. The action alleges that the defendants breached their fiduciary duties to Aeropostale between February 3, 2011 and August 3, 2011 by failing to establish and maintain internal controls that would have prevented the company from disseminating allegedly false and misleading and inaccurate statements and other information to shareholders, and to manage and oversee the company. As a result, plaintiff alleges that the defendants exposed the company to potential liability in the federal securities class action lawsuitIn the opinion of management, disposition of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. .  We are vigorously defending this matter.
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

Global inflationary economic conditions, as well as increases in our product costs, such as raw materials, labor and fuel, have reduced our overall profitability. Specifically, increases in the price of cotton, used in the manufacture of merchandise we purchase from our suppliers, negatively impacts our cost of goods.  In addition, any reduction in merchandise available to us or any significant increase in the costs to produce that merchandise would have a material adverse effect on our results of operations.  We have strategies in place to mitigate the rising cost of raw materials and our overall profitability depends on the success of those strategies. Additionally, increases in other costs, including labor and energy, could adversely impact our results of operations as well.

A significant decrease in sales during peak shopping seasons could have an adverse effect on our financial condition and results of operations.

Our net sales and net income are disproportionately higher from August through January each year due to increased sales from back-to-school and holiday shopping.  Our net sales and net income from February through July are typically lower due to, in part, the traditional retail slowdown immediately following the winter holiday season.  Sales during this period cannot be used as an accurate indicator for our annual results.  Any significant decrease in sales during the back-to-school and winter holiday seasons would have a material adverse effect on our financial condition and results of operations.  In addition, in order to prepare for the back-to-school and holiday shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other parts of the year.  Any unanticipated decrease in demand for our products during these peak shopping seasons would require us to sell excess inventory at a substantial markdown, which would reduce our net sales and gross margins and negatively impact our profitability.  Additionally, our business is also subject, at certain times, to calendar shifts which may occur during key selling times such as school holidays, Easter and regional fluctuations in the calendar during the back-to-school selling season.

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

If our comparable store sales and/or results of operations fail to meet the expectations of investors then the market price of our common stock could decline substantially .  You should refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

The large majority of the merchandise we purchase is manufactured overseas.  We generally do not have any long-term merchandise supply contracts with our vendors and the imports of our merchandise by our vendors are subject to existing or potential duties, tariffs and quotas.  We also face a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) enhanced security measures at foreign and United States ports, which could delay delivery of goods; (iii) imposition of new legislation relating to import quotas that may limit the quantity of goods which may be imported into the United States from countries in a region within which we do business; (iv) imposition of additional or greater duties, taxes, and other charges on imports; (v) delayed receipt or non-delivery of goods due to the failure of our vendors to comply with applicable import regulations; and (vi) delayed receipt or non-delivery of goods due to unexpected or significant port congestion or labor unrest at United States ports.  Any disruption to our vendors and our foreign sources of production due to any of the factors listed above or due to other unforeseeable events or circumstances could have a material adverse effect on our results of operations.

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

We believe that our key trademarks AÉROPOSTALE®, AERO® and 87® and our new store concept brand, P.S. FROM AÉROPOSTALE™  and variations thereof, are integral to our logo-driven design strategy.  We have obtained federal registrations of or have pending applications for these trademarks in the United States and have applied for or obtained registrations in most foreign countries in which our vendors and licensees are located, as well as elsewhere.  We use these trademarks in many constantly changing designs and logos even though we have not applied to register every variation or combination thereof for adult clothing and related accessories. There can be no assurance that the registrations we own and have obtained will prevent the imitation of our products or infringement of our intellectual property rights by others.  If any third party imitates our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected.

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our common stock from time to time under a stock repurchase program.  On November 11, 2010, our Board of Directors approved a $300.0 million increase in repurchase availability under the program, bringing total repurchase authorization, since inception of the program, to $1.15 billion.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.  The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward.  Our purchases of treasury stock for the third quarter of fiscal 2011 and remaining availability pursuant to our share repurchase program were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a)
				(In thousands)
July 31 to August 27, 2011	—	$—	—	$145,219
August 28 to October 1, 2011	—	—	—	$145,219
October 2 to October 29, 2011	—	—	—	$145,219
Total	—	$—	—
__________

(a)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

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

Dated: December 5, 2011