Form 10-K
AEROPOSTALE INC
filed 2012-03-28
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 28, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of July 30, 2011 was $1,360,367,647.

80,963,007 shares of Common Stock were outstanding at March 21, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on June 13, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K. This report consists of 57 sequentially numbered pages. The Exhibit Index is located at sequentially numbered page 55.

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

PART I

Item 1.  Business

Overview

Aéropostale, Inc., a Delaware corporation, was originally incorporated as MSS-Delaware, Inc. on September 1, 1995 and on February 1, 2000 changed its name to Aéropostale, Inc. Aéropostale, Inc. is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 4 to 12 year-old kids through its P.S. from Aéropostale stores.  The Company provides customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise.  Aéropostale products can only be purchased in Aéropostale stores and online at www.aeropostale.com.  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, in certain Aéropostale stores and online at www.ps4u.com and www.aeropostale.com.  As of January 28, 2012, we operated 986 Aéropostale stores, consisting of 918 stores in 50 states and Puerto Rico, 68 stores in Canada, as well as 71 P.S. from Aéropostale stores in 20 states.  In addition, pursuant to various licensing agreements, our licensees operated 14 Aéropostale and P.S. from Aéropostale stores in Middle East and South East Asia.  These licensees are expected to continue opening new stores in these regions.  Also during 2011, we signed another licensing agreement, pursuant to which the licensee is expected to open approximately 30 stores in Turkey over the next five years.

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

P.S. from Aéropostale offers casual clothing and accessories focusing on kids between the ages of 4 and 12.  The P.S. brand draws from the core competencies of Aéropostale, offering the customer trend-right merchandise at compelling values.  The innovative store format strives to be a fun, playful and inviting shopping experience for both the parent and child.  We maintain control of our proprietary brands by designing and sourcing all of our merchandise. Our P.S. from Aéropostale products are sold only at our stores and online through our e-commerce websites, www.ps4u.com and www.aeropostale.com.

Our fiscal year ends on the Saturday nearest to January 31. The 2011 fiscal year ended January 28, 2012, the 2010 fiscal year ended January 29, 2011, and the 2009 fiscal year ended January 30, 2010 were 52 week periods.  The 2012 fiscal year ending February 2, 2013 will be a 53 week period.

Growth Strategy

Store Productivity.  We seek to generate sales growth by increasing sales per square foot, increasing average unit retail and increasing transactions.  Our most significant initiative to achieve this growth is to integrate fresh and new fashion into our assortment while staying true to the heritage of the Aéropostale brand.  We are also investing in technology to enhance our supply chain and to deliver store productivity improvements.  We recently implemented a workforce management system which will enable more efficient store payroll planning.  We also will pursue opportunities to increase the square footage in a number of highly productive store locations, where appropriate, with the expectation that we will be able to generate additional sales growth.

New Aéropostale stores.  We consider the merchandise in our stores as having broad appeal that continues to provide us with new store expansion opportunities. Over the last three fiscal years we opened 98 new Aéropostale stores.  We plan to continue our growth by opening a total of approximately 18 new Aéropostale stores during fiscal 2012.  We plan to open stores both in markets where we currently operate, as well as in new markets (see the section “Stores — Store design and environment” below).

New P.S. from Aéropostale stores.  During fiscal 2009, we launched “P.S. from Aéropostale” by opening our first 14 stores in five states.  As of January 28, 2012, we operated 71 P.S. from Aéropostale stores in 20 states.  We plan to open approximately 30 additional P.S. from Aéropostale stores during fiscal 2012.  As part of our growth strategy for P.S. from Aéropostale, we plan to increase the mix of fashion offerings and maximize e-commerce opportunities.

E-commerce.  We launched our Aéropostale e-commerce business in May 2005. The Aéropostale on-line store is accessible at our website, www.aeropostale.com.  P.S. from Aéropostale merchandise can be purchased online at www.aeropostale.com or www.ps4u.com.  A third party provides fulfillment services for our e-commerce business, including warehousing our inventory and fulfilling our customers’ orders. We purchase, manage and own the inventory sold through our website and we recognize revenue from the sale of these products when the customer receives the merchandise.

International.  We have license agreements in the Middle Eastern and South East Asian territories. These licensees operated 14 Aéropostale and P.S. from Aéropostale stores in those territories, as of January 28, 2012. These licensees are expected to continue opening new stores in these regions.  Also during 2011, we signed another licensing agreement, pursuant to which the licensee is expected to open approximately 30 stores in Turkey over the next five years.  We assume no inventory risk on the merchandise sold in our licensee’s stores and we do not own or lease the underlying real estate where the stores operate.  In addition, our international licensing agreements contain other customary terms and conditions governing our business relationship with the licensees.  We will continue to pursue a number of similar license agreements in other territories, and will continue to evaluate additional international opportunities.

Stores

Existing stores.  We locate our stores primarily in shopping malls, outlet centers and, to a much lesser degree, lifestyle and off-mall shopping centers, all located in geographic areas with the highest possible concentrations of our target customers.  We generally locate our stores in mall locations near popular teen gathering spots, such as food courts and other teen-oriented retailers.  We also operate three street level stores in the New York City area.  During 2010, we opened a 19,000 square foot Aéropostale flagship store in the Times Square section of New York City.  We highlight and offer both Aéropostale and P.S. from Aéropostale products in the Times Square store.  We expect this flagship store to play an important role in creating an international awareness of the Aéropostale brand and image.

During fiscal 2009, we completed the closure of our 14 store Jimmy’Z concept that was launched in 2005.  Jimmy’Z Surf Co., Inc., a wholly owned subsidiary of Aéropostale, Inc., was a contemporary lifestyle brand targeting trend-aware young women and men aged 18 to 25.

As of January 28, 2012, we operated 986 Aéropostale stores consisting of 918 stores in 50 states and Puerto Rico, 68 stores in Canada, as well as 71 P.S. from Aéropostale stores in 20 states.  In addition, pursuant to various Licensing Agreements, our international licensees operated 14 Aéropostale stores and P.S. from Aéropostale in the United Arab Emirates, Singapore and Bahrain as of January 28, 2012, which are excluded from the table below.

United States	Number of Aéropostale Stores	Number of P.S from Aéropostale Stores	Total Number Stores
Alabama	17	1	18
Alaska	2	—	2
Arizona	17	2	19
Arkansas	8	—	8
California	80	3	83
Colorado	15	—	15
Connecticut	11	2	13
Delaware	4	2	6
Florida	60	4	64
Georgia	28	4	32
Hawaii	3	—	3
Idaho	5	—	5
Illinois	35	—	35
Indiana	23	1	24
Iowa	12	—	12
Kansas	8	—	8
Kentucky	10	—	10
Louisiana	15	1	16
Maine	4	—	4
Maryland	18	1	19
Massachusetts	26	2	28
Michigan	33	1	34
Minnesota	16	1	17
Mississippi	8	—	8
Missouri	16	—	16
Montana	3	—	3
North Carolina	27	5	32
North Dakota	4	—	4
Nebraska	4	—	4
New Hampshire	7	—	7
New Jersey	25	13	38
New Mexico	5	—	5
Nevada	7	—	7
New York	50	12	62
Ohio	38	—	38
Oklahoma	8	—	8
Oregon	8	—	8
Pennsylvania	53	4	57
Puerto Rico	6	—	6
Rhode Island	2	1	3
South Carolina	15	1	16
South Dakota	2	—	2
Tennessee	21	—	21
Texas	72	10	82
Utah	12	—	12
Vermont	2	—	2
Virginia	27	—	27
Washington	20	—	20
West Virginia	7	—	7
Wisconsin	18	—	18
Wyoming	1	—	1

Canada
Alberta	10	—	10
British Columbia	10	—	10
New Brunswick	3	—	3
Manitoba	2	—	2
Newfoundland	1	—	1
Nova Scotia	2	—	2
Ontario	40	—	40

Total	986	71	1,057

The following table highlights the number of Aéropostale, Jimmy’Z and P.S. from Aéropostale stores opened and closed since the beginning of fiscal 2009:

	Aéropostale Stores Opened	P.S. from Aéropostale Stores Opened	Aéropostale Stores Closed	P.S. from Aéropostale Stores Closed	Jimmy’Z Stores Closed	Total Number of Stores at End of Period
Fiscal 2009	39	14	4	—	11	952
Fiscal 2010	35	33	8	—	—	1,012
Fiscal 2011	24	25	3	1	—	1,057

Store design and environment.  Our Aéropostale stores average approximately 3,700 square feet and our P.S. from Aéropostale stores average approximately 3,300 square feet.  Our stores are designed to create an energetic shopping environment, featuring powerful in-store promotional signage, creative visuals and popular music. In an effort to continue providing our customers with a fun and fresh shopping environment, we are currently developing a new Aéropostale store design for the next generation teen customer.  The enthusiasm of our associates is integral to our store environment. Our stores feature display windows that provide high visibility for mall traffic. Our strategy is to create fresh and exciting merchandise presentations by updating our floor sets numerous times throughout the year. Visual merchandising directives are initiated at the corporate level in order to maintain consistency throughout all of our stores.

Store management.  Our Aéropostale stores along with our P.S. from Aéropostale stores are organized by region and further broken down into districts.  A regional manager or a group district manager manages each of our 14 regions and each region encompasses approximately eight to 10 districts. Each district is managed by a district manager and encompasses approximately seven to 10 individual stores. Our corporate headquarters directs the merchandise assortments, merchandise pricing, store layout, inventory management and in-store visuals for all of our stores.

Expansion opportunities and store site selection.  We focus on opening new stores in an effort to further penetrate our existing markets, as well as to enter new markets. We plan to continue increasing our store base during fiscal 2012 by opening approximately 18 new Aéropostale stores and 30 P.S. from Aéropostale stores (see the section “Growth Strategy” above).

In selecting a specific store site, we generally target high traffic locations in malls, outlet centers and, to a much lesser degree, lifestyle and off-mall shopping centers, with suitable demographics and favorable lease economics.  Our primary site evaluation criteria include average sales per retail square foot, co-tenancies, traffic patterns and occupancy costs.

For new Aéropostale stores opened in fiscal 2011, excluding our street level stores, our average net investment was approximately $561,000 per store location, which included capital expenditures adjusted for landlord contributions and initial inventory at cost, net of payables.  For new P.S. from Aéropostale stores opened in fiscal 2011, our average net investment was approximately $490,000 (see the section “Store design and environment” above for a further discussion).

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

Design.  We offer a focused collection of apparel, including graphic t-shirts, tops, bottoms, sweaters, jeans, outerwear and accessories. We have a “design-driven, merchant-modified” philosophy, in which our designers’ concepts are refined by our merchants’ understanding of the current market for our products.  This philosophy helps to ensure that our merchandise includes current fashion trends but also properly interprets these trends for our core customer.  Our assortment ranges from classic, casual looks that usually incorporate the Aéropostale logo to styles that we consider to be on trend fashion.

Merchandising and Planning.  Our merchandising organization, together with our planning organization, determines the quantities of units needed for each product category. By monitoring sales of each style and color and employing our flexible sourcing capabilities, we are able to adjust our merchandise assortments to capitalize upon emerging trends.  In fiscal 2008, we began a phased implementation of assortment planning and allocation systems.  In fiscal 2009, we implemented the latest phase of our allocation system and in fiscal 2010 we supplemented that system with an order optimization component, which allowed us to further improve our inventory position at the store level.  During fiscal 2012, we plan to implement the first phase of our assortment planning tool.

Sourcing

We seek to employ a sourcing strategy that expedites our speed to market and allows us to respond quickly to our customers’ preferences. We believe that we have developed strong relationships with our vendors, some of who rely upon us for a significant portion of their overall business.  During fiscal 2012, we plan to begin implementing a product lifecycle management system.

During fiscal 2011, we sourced approximately 87% of our merchandise from our top five merchandise vendors.  Most of our vendors maintain sourcing offices in the United States, with the majority of their production factories located in Asia and Central America.  In an effort to minimize currency risk, all payments to our vendors and sourcing agents are made in U.S. dollars. We engage a third party independent contractor to visit the production facilities that supply us with our products. This independent contractor performs audits at each factory and as a result, assesses the compliance of the facility with, among other things, local and United States labor laws and regulations as well as fair trade and business practices.

Corporate Responsibility

We are committed to the principle that the people who make our clothes should be treated with dignity and respect. We seek to work with apparel suppliers throughout the world who share our commitment to providing safe and healthy workplaces. At a minimum, we require our suppliers to maintain a workplace environment that complies with local legal requirements and meets universally-accepted human rights standards.

Our Vendor Code of Conduct (the “Code”), which is based on universally-accepted human rights principles, sets forth our expectations for suppliers. The Code must be posted in every factory that manufactures our clothes in the local language of the workers. All suppliers must agree to abide by the terms of our Code before we will place production with them.

We maintain an extensive factory inspection program, through our New York compliance department, to monitor compliance with our Code. The compliance team validates the inspection reporting of our globally recognized third party inspection and auditing firm and works with new and existing factories on remediation of issues. New garment factories must pass an initial inspection in order to do business with us. Once new factories are approved, we then strive to re-inspect them on a periodic basis. We review the outcome of these inspections with factory management with the goal of helping them to continuously improve their performance. In cases where a factory is unable or unwilling to meet our standards, we will take steps up to and including the severance of our business relationship with that factory.

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

We believe that the enthusiasm and commitment of our store-level employees are key elements in enhancing our brand with our target customers.  We market in-store with large images in the store-front windows and at the checkout area.  In addition, we have information alongside product displays and other touch points such as shopping bags.  We also conduct select external advertising during key selling periods. Our advertisements appear in publications, online and in malls and on the radio on a regional basis.  Periodically, we also partner with select third parties such as magazines, television shows and musical bands, to create marketing programs which we believe will be appealing to our customers.

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

Information Systems

Our management information systems provide a full range of retail, financial and merchandising applications. We utilize industry specific software systems to provide various functions related to point-of-sale, inventory management, logistics and sourcing, planning and replenishment, and financial reporting.  We continue to invest in technology to support and enhance our business processes and to support our continuing growth.

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

Competition

The apparel market is highly competitive. We compete with a wide variety of retailers including other specialty stores, department stores, online retailers, mail order retailers and mass merchandisers.  Specifically, our Aéropostale brand competes primarily with other teen apparel retailers and P.S. from Aéropostale competes with other children’s retailers.  Retailers in our sector compete primarily on the basis of design, price, quality, service and product assortment.

Employees

As of January 28, 2012, we employed 3,872 full-time and 21,894 part-time employees. We employed 676 of our employees at our corporate offices and in the field and 25,090 at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

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

Our Corporate Governance Guidelines and the charters for our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee may also be found on our internet websites at www.aeropostale.com or www.ps4u.com. In addition, our websites contain the Charter for the Lead Independent Director as well as our Code of Business Conduct and Ethics, which is our code of ethics and conduct for our directors, officers and employees. Any waivers to our Code of Business Conduct and Ethics will be promptly disclosed on our websites.

In fiscal 2011, our Chief Executive Officer certified, in accordance with section 303.12(a) of the NYSE Listed Company Manual, that he was not aware of any violation by us of the NYSE’s corporate governance listing standards as of the date of such certification.

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

If we are unable to identify and respond to consumers’ fashion preferences, domestically and/or internationally, in a timely manner, our profitability will decline, as it did in 2011.

If we are not able to keep pace with the rapidly changing fashion trends, both domestically and/or internationally, and teen consumer apparel tastes, our profitability will decline, as it did in 2011.  We produce casual, comfortable on trend apparel, a majority of which displays the “Aéropostale”, “Aéro” or “P.S. from Aéropostale” logo.  There can be no assurance that fashion trends will not move away from casual clothing or that we will not have to alter our design strategy to reflect changes in consumer preferences.  Failure to anticipate, identify or react appropriately to changes in styles, trends, desired images or brand preferences has had and could continue to have a material adverse effect on our results of operations.

Industry conditions are increasingly competitive.

The teen and child specialty retail industries have historically been highly competitive.  One of our competitive advantages throughout our history has been our promotional business model.  A number of our competitors are now also operating a more promotional business, similar to our own.  As a result we now face increased competition based upon price and promotion which we have not experienced previously.  Greater or continued promotional activity in the teen or child specialty retail industries could have a material adverse effect on our sales and results of operations.

The effect of global, national, regional and local economic pressures and conditions may adversely affect our sales.

The global economic crisis continues to cause a great deal of uncertainty.  This market uncertainty continues to result in reduced consumer confidence and spending.  Our business is highly sensitive to consumer spending patterns and preferences.  Various economic conditions affect the level of disposable income consumers have available to spend on the merchandise we offer, including unemployment rates, interest rates, taxation, energy costs, the availability of consumer credit, the price of gasoline, consumer confidence in future economic conditions and general business conditions. Accordingly, consumer purchases of discretionary items and retail products, including our products, may decline during recessionary periods, and also may decline at other times when changes in consumer spending patterns affect us unfavorably.  In addition, any significant decreases in shopping mall traffic, as a result of, among other things, higher gasoline prices, could also have a material adverse effect on our results of operations.  Therefore, our growth, sales and profitability may be adversely affected by economic conditions on a local, regional, national and/or global level.

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

A significant decrease in sales could have an adverse effect on our financial condition and results of operations.

Our net sales and net income are disproportionately higher from August through January each year due to increased sales from back-to-school and holiday shopping.  Our net sales and net income from February through July are typically lower due to, in part, the traditional retail slowdown immediately following the winter holiday season.  Any significant decrease in sales during any season, but in particular the back-to-school and holiday shopping seasons, would have a material adverse effect on our financial condition and results of operations.  In addition, in order to prepare for the back-to-school and holiday shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other parts of the year.  Any unanticipated decrease in demand for our products would require us to sell excess inventory at a substantial markdown, which would reduce our net sales and gross margins and negatively impact our profitability.  Additionally, our business is also subject, at certain times, to calendar shifts which may occur during key selling times such as school holidays, Easter and regional fluctuations in the calendar during the back-to-school selling season.

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

If our comparable store sales and/or results of operations fail to meet the expectations of investors then the market price of our common stock could decline substantially.  You should refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

During fiscal 2011 and 2010, we sourced approximately 87% and 85%, respectively, of our merchandise from our top five merchandise vendors.  Our relationships with our suppliers generally are not on a long-term contractual basis and do not provide assurances on a long-term basis as to adequate supply, quality or acceptable pricing.  Most of our suppliers could discontinue selling to us at any time.  If one or more of our significant suppliers were to sever their relationship with us, we may not be able to obtain replacement products in a timely manner, which would have a material adverse effect on our sales, financial condition and results of operations.  In addition, we do not own or operate any of our own manufacturing facilities and therefore we depend upon independent third party vendors to manufacture all of the merchandise we sell in our stores.  If any of our vendors, especially our primary vendors which manufacture the majority of our merchandise, ship orders to us late, do not meet our quality standards, or otherwise fail to deliver us product in accordance with our plans, then there would be a material adverse effect on our results of operations.

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

We rely on one third party, GSI Commerce, Inc. (“GSI”), a wholly-owned subsidiary of eBay Inc., to host our e-commerce website, warehouse all of the inventory sold through our e-commerce website, and fulfill all of our e-commerce sales to our customers.  GSI also performs additional services for us supporting our e-commerce business.  Any significant interruption in the operations of GSI, over which we have no control, could have a material adverse effect on our e-commerce business.

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

Changes in accounting standards and estimates could materially impact our results of operations.

Generally accepted accounting principles and the related authoritative guidance, for many aspects of our business, including revenue recognition, inventories, long-lived assets, leases, income taxes and stock-based compensation are complex and involve subjective judgments.  Changes in these rules or changes in the underlying estimates, assumptions or judgments by our management could have a material impact on our results of operations. For example, proposed authoritative guidance for lease accounting, once finalized and enacted, may have a material impact on our results of operations and financial position.

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

Our flagship store in Times Square, New York City, and our other two street stores in New York City, have lease terms of 15 years.

We lease 89,000 square feet of office space at 112 West 34th Street in New York, New York. The facility is used as our corporate headquarters and for our design, sourcing and production teams. These leases expire in 2015 and 2016.

We have recently moved our New Jersey corporate office to Lyndhurst, New Jersey.  This facility is used as administrative offices for finance, operations and information systems personnel. This lease for 69,000 square feet of office space expires in 2026 and provides us with a five year option to extend at the end of the initial term.  The lease for our former Wayne, New Jersey corporate office expired in March 2012.

In addition, we lease a 315,000 square foot distribution and warehouse facility in South River, New Jersey. This lease expires in 2021. We also lease a second 360,000 square foot distribution facility in Ontario, California.  This lease expires in 2015.  These facilities are used to warehouse inventory needed to replenish and back-stock all of our U.S. and Puerto Rico stores, as well as to serve our general warehousing needs.

Item 3.  Legal Proceedings

In October 2011, Aéropostale, Inc. and senior executive officers Thomas P. Johnson and Marc D. Miller were named as defendants in an action amended in February 2012, City of Providence v. Aéropostale, Inc., et al., No. 11-7132, a class action lawsuit alleging violations of the federal securities laws.  The lawsuit was filed in New York federal court on behalf of purchasers of Aéropostale securities between March 11, 2011 and August 18, 2011.  The lawsuit alleges that the defendants made materially false and misleading statements regarding the Company’s business and prospects and failed to disclose that Aéropostale was experiencing declining demand for its women’s fashion division and increasing inventory.  All defendants moved to dismiss this action on March 12, 2012.  In the opinion of management, disposition of this matter is not expected to have a material effect on the Company’s financial positions, results of operations or cash flows.  We are vigorously defending this matter.

Also in October 2011, Aéropostale directors and/or senior executive officers Julian R. Geiger, Ronald R. Beegle, Robert B. Chavez, Michael J. Cunningham, Evelyn Dilsaver, John Haugh, Karin Hirtler-Garvey, John D. Howard, Thomas P. Johnson, and David B. Vermylen were named as defendants in Bell v. Geiger, et al., No. 652931/2011, a shareholder lawsuit filed in New York state court seeking relief derivatively on behalf of Aéropostale.  The action alleges that the defendants breached their fiduciary duties to Aéropostale between February 3, 2011 and August 3, 2011 by failing to establish and maintain internal controls that would have prevented the Company from disseminating allegedly false and misleading and inaccurate statements and other information to shareholders, and to manage and oversee the Company.  As a result, plaintiff alleges that the defendants exposed the Company to potential liability in the federal securities class action lawsuit described above.  A motion to dismiss this action was filed on December 16, 2011.

In January 2012, Sajid Karsan, who identifies himself as a stockholder of Aéropostale, demanded that the Aéropostale Board of Directors conduct a thorough investigation concerning possible claims for breach of fiduciary duty, insider trading, abuse of control, gross mismanagement, and unjust enrichment against the following directors and officers: Thomas P. Johnson, Marc D. Miller, Julian R. Geiger, Ronald R. Beegle, Robert B. Chavez, Michael J. Cunningham, Evelyn Dilsaver, John Haugh, Karin Hirtler-Garvey, John D. Howard, David B. Vermylen, Ross Citta, Mindy Meads, Mary Pile, Barbara Pindar, and Edward Slezak.  Karsan demanded that this investigation be conducted by unbiased and disinterested individuals, that the results of the investigation be made available, that persons involved in the investigation be identified, and that a lawsuit be filed on behalf of Aéropostale against each of the named individuals, if warranted.

In February 2012, current and former Aéropostale directors and/or senior executive officers Mindy Meads, Bodil Arlander, Julian Geiger, Karin Hirtler-Garvey, Ronald Beegle, Robert Chavez, Michael Cunningham, Evelyn Dilsaver, John Haugh, John Howard, Thomas Johnson, Arthur Rubinfeld, and David Vermylen were named as defendants in The Booth Family Trust v. Meads, et al., No. 650594/2012, a shareholder lawsuit filed in New York state court, seeking relief derivatively on behalf of Aéropostale.  As in Bell, this action alleges that the defendants breached their fiduciary duties to Aéropostale by failing to establish and maintain internal controls that would have prevented the Company from disseminating allegedly false and misleading and inaccurate statements and other information to shareholders, and to manage and oversee the Company.  As a result, and as in Bell, plaintiff alleges that the defendants have exposed the Company to losses and damages, including civil liability from the securities class action suit described above.

We are also party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material adverse impact on our financial position, results of operations or cash flows.

Item 4.  Mine Safety Disclosures

None

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ARO”. The following table sets forth the range of high and low sales prices of our common stock as reported on the New York Stock Exchange since February 1, 2010.

	Market Price
	High	Low
Fiscal 2011
4th quarter	$17.45	$13.58
3rd quarter	16.62	9.31
2nd quarter	25.49	16.85
1st quarter	26.64	23.05

Fiscal 2010
4th quarter	$27.03	$23.04
3rd quarter	28.57	21.30
2nd quarter	30.88	27.14
1st quarter	32.08	21.89

As of March 21, 2012, there were 699 stockholders of record. However, when including others holding shares in broker accounts under street name, we estimate the shareholder base at approximately 28,105.

All stock prices in the above table were adjusted for the three-for-two stock split on all shares of our common stock that was distributed on March 5, 2010.

PERFORMANCE GRAPH

The following graph shows the changes, for the five-year period ended January 28, 2012, in the value of $100 invested in shares of our common stock, the Standard & Poor’s MidCap 400 Composite Stock Price Index (the “S&P MidCap 400 Index”) and the Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail Index”). The plotted points represent the closing price on the last trading day of the fiscal year indicated.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Aeropostale, Inc., the S&P Midcap 400 Index, and the S&P Apparel Retail Index

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2/3/07
2/2/08
1/31/09
1/30/10
1/29/11
1/28/12
Aeropostale, Inc.
S&P Midcap 400
S&P Apparel Retail

*$100 invested on 2/3/07 in stock or 1/31/07 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	2/3/07	2/2/08	1/31/09	1/30/10	1/29/11	1/28/12

Aeropostale, Inc.	100.00	120.79	87.84	136.85	151.91	102.86
S&P Midcap 400	100.00	97.77	61.62	88.34	117.90	121.10
S&P Apparel Retail	100.00	95.64	48.78	96.46	126.65	167.01

We have not paid a dividend on our common stock during our last three fiscal years, and we do not have any current intention to pay a dividend on our common stock.

We repurchase our common stock from time to time under a stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. Our purchases of treasury stock for the fourth quarter of fiscal 2011 and remaining availability pursuant to our share repurchase program were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a)
				(In thousands)
October 30 to November 26, 2011	—	$—	—	$145,219
November 27 to December 31, 2011	—	—	—	$145,219
January 1 to January 28, 2012	—	—	—	$145,219
Total	—	$—	—
__________

(a)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our consolidated financial statements and other financial information appearing elsewhere in this document:

	Fiscal Year Ended
	January 28, 2012 (1)	January 29, 2011 (2)	January 30, 2010	January 31, 2009	February 2, 2008 (4)
	(In thousands, except per share and store data)
Statements of Income Data:
Net sales	$2,342,260	$2,400,434	$2,230,105	$1,885,531	$1,590,883
Gross profit, as a percent of sales	26.0%	36.9%	38.0%	34.7%	34.8%
SG&A, as a percent of sales	21.1%	20.8%	20.8%	21.5%	21.7%
Income from operations, as a percent of sales	4.9%	16.1%	17.2%	13.2%	12.8%
Net income, as a percent of sales	3.0%	9.6%	10.3%	7.9%	8.2%
Net income	$69,515	$231,339	$229,457	$149,422	$129,197
Diluted earnings per common share (3)	$0.85	$2.49	$2.27	$1.47	$1.15
Selected Operating Data:
Number of stores open at end of period	1,057	1,012	952	914	828
Comparable store sales change	(9)%	1%	10%	8%	3%
Comparable average unit retail change	(10)%	(4)%	3%	2%	(3)%
Average net sales per store (in thousands)	$2,064	$2,267	$2,243	$2,042	$1,932
Average square footage per store	3,698	3,659	3,601	3,594	3,546
Net store sales per average square foot	$561	$626	$624	$572	$545

	As of
	January 28, 2012	January 29, 2011 (5)	January 30, 2010	January 31, 2009	February 2, 2008
	(In thousands)
Balance Sheet Data:
Working capital	$248,588	$253,463	$288,177	$218,444	$87,300
Total assets	735,233	773,197	792,309	657,919	514,169
Long-term liabilities	132,588	124,458	115,980	127,422	119,506
Total debt	—	—	—	—	—
Retained earnings (5)	459,279	389,764	922,790	693,333	543,911
Total stockholders’ equity	409,434	432,637	434,489	355,060	197,276

_____
(1)
Cost of sales includes asset impairment charges of $16.0 million for fiscal 2011, including $14.8 million ($9.1 million after tax, or $0.11 per diluted share) recorded during the fourth quarter and $1.2 million ($0.8 million after tax, or $0.01 per diluted share) recorded during third quarter.  During the second quarter of fiscal 2011, we recorded a benefit in cost of sales of $8.7 million ($5.3 million after tax, or $0.06 per diluted share), resulting a dispute with one of our sourcing agents, related to prior period allowances (See Notes 1 and 2 to the Notes to Consolidated Financial Statements for a further discussion).

(2)
Selling, general and administrative expenses include a charge of $6.4 million ($3.9 million after tax, or $0.04 per diluted share) resulting from a retirement plan settlement payment that was recorded during the third quarter of fiscal 2010 (See Note 9 to the Notes to Consolidated Financial Statements for a further discussion).

(3)
In March 2010, we completed a three-for-two stock split on all shares of our common stock.  All share and per share amounts presented in the consolidated financial statements were retroactively adjusted for the common stock split, as were all previously reported periods contained herein.

(4)
Includes initial gift card breakage income of $7.7 million ($4.8 million after tax, or $0.05 per diluted share) and other operating income of $4.1 million ($2.6 million after tax, or $0.03 per diluted share) as a result of a settlement payment from our former Executive Vice President and Chief Merchandising Officer, Christopher L. Finazzo, partially offset by an asset impairment charge due to the closure of our Jimmy’Z concept stores of $9.0 million ($5.7 million after tax, or $0.05 per diluted share).

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

Overview

Fiscal 2011 was a year characterized by multiple challenges.  We continued to evolve our merchandise assortment to better resonate with our customer while navigating through a highly promotional retail environment.  In addition, we experienced significantly higher product costs compared to fiscal 2010.  These macroeconomic, competitive and internal factors reduced our overall profitability for fiscal 2011.

Looking to fiscal 2012, we are focused on improving our financial performance by executing certain key initiatives.  We will continue to refine our merchandise assortments and broaden our offering to meet the fashion needs of our customer.  In addition, we continue to invest in our infrastructure to increase efficiencies and support our long-term growth drivers: P.S. from Aéropostale, e-commerce and international.  While we expect macroeconomic and competitive challenges to continue, product costs are expected to decline during fiscal 2012 during the back half of the year.

The discussion in the following section is on a consolidated basis, unless indicated otherwise.

Fiscal 2011 Highlights

We achieved net sales of $2.3 billion during fiscal 2011, a decrease of $58.2 million or 2% from fiscal 2010.  Gross profit, as a percentage of net sales, decreased by 10.9 percentage points for fiscal 2011.  Selling, general and administrative expense, or SG&A, as a percentage of net sales, increased by 0.3 percentage points for fiscal 2011.  The effective tax rate was 38.5% for fiscal 2011, compared with 40.2% for fiscal 2010.  Net income for fiscal 2011 was $69.5 million, or $0.85 per diluted share, compared with net income of $231.3 million, or $2.49 per diluted share, for fiscal 2010.

As of January 28, 2012, we had working capital of $248.6 million, cash and cash equivalents of $223.7 million, no short-term investments and no debt outstanding.  Merchandise inventories decreased by 5% on a per retail square foot basis as of January 28, 2012 compared to last year.  Cash flows from operating activities were $129.3 million for fiscal 2011. We operated 1,057 total stores as of January 28, 2012, an increase of 45 stores from the same period last year.

During fiscal 2011, we repurchased 4.2 million shares of our common stock for $100.1 million, which were purchased during the first quarter.  During fiscal 2010, we repurchased 10.3 million shares for $257.5 million.  Program to date, we repurchased 57.1 million shares for $1.0 billion, at an average price of $17.57 per share.  We have approximately $145.2 million of repurchase authorization remaining as of January 28, 2012 under the $1.15 billion share repurchase program.

Key Performance Measures

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, including the following:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales (in millions)	$2,342.3	$2,400.4	$2,230.1
Total store count at end of period	1,057	1,012	952
Comparable store count at end of period	974	918	878
Net sales change	(2)%	8%	18%
Comparable store sales change	(9)%	1%	10%
Comparable average unit retail change	(10)%	(4)%	3%
Comparable units per sales transaction change	7%	4%	4%
Comparable sales transaction change	(6)%	2%	4%
Net store sales per average square foot	$561	$626	$624
Average net sales per store (in thousands)	$2,064	$2,267	$2,243
Gross profit (in millions)	$608.3	$886.2	$847.1
Income from operations (in millions)	$113.5	$386.8	$382.7
Diluted earnings per share	$0.85	$2.49	$2.27
Average store square footage growth over comparable period	7%	6%	7%
Change in total inventory at end of period	4%	18%	5%
Change in inventory per retail square foot at end of period	(5)%	9%	(2)%
Percentages of net sales by category
Women’s	66%	69%	70%
Men’s	34%	31%	30%

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales. We also use this information to evaluate the performance of our business:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales	100.0%	100.0%	100.0%
Gross profit	26.0	36.9	38.0
SG&A	21.1	20.8	20.8
Income from operations	4.9	16.1	17.2
Income before income taxes	4.9	16.1	17.2
Income taxes	1.9	6.5	6.9
Net income	3.0%	9.6%	10.3%

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

Net sales decreased by $58.2 million, or by 2% in fiscal 2011, as compared to fiscal 2010.  The decrease in net sales was driven by a decrease in comparable store sales of 9% or $195.2 million, partially offset by average store square footage growth of 7%, primarily from new stores, and a 14% increase in our e-commerce business.  Comparable store sales decreased in our young men’s category and in our young women’s category.  The overall comparable store sales decrease reflected decreases of 10% in average unit retail and 6% in the number of sales transactions partially offset by an increase of 7% in units per sales transaction.  Sales not included in comparable store sales increased by $137.0 million due primarily to 45 more stores open at the end of fiscal 2011 compared to the end of fiscal 2010.  Total net sales not included in comparable store sales also includes net sales from our e-commerce business, which increased by 14% or $21.9 million to $182.1 million during fiscal 2011 when compared to the prior year.

Net sales increased by $170.3 million, or by 8% in fiscal 2010, as compared to fiscal 2009.  The increase in net sales was driven by an increase in comparable store sales of 1% or $22.7 million, average store square footage growth of 6% (primarily from new stores) and from a 24% increase in our e-commerce business.  Comparable store sales increased in our young men’s category but decreased in our young women’s category.  The overall comparable store sales increase reflected increases of 4% in units per sales transaction and 2% in the number of sales transactions partially offset by a decrease of 4% in average unit retail.  Sales not included in comparable store sales increased by $147.6 million due primarily to 60 more stores open at the end of fiscal 2010 compared to the end of fiscal 2009.  Total net sales not included in comparable store sales also includes net sales from our e-commerce business, which increased by 24% or $31.2 million to $160.2 million during fiscal 2010 when compared to the prior year.

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

Gross profit, as a percentage of net sales, decreased by 10.9 percentage points in fiscal 2011 compared to fiscal 2010.  The decrease in gross profit was due primarily to lower merchandise margin of 8.2 percentage points primarily resulting from significantly increased product costs and promotional activity compared to the prior year.  Additionally, the decrease in gross margin was due to a 2.6 percentage point deleverage impact from occupancy, depreciation, and distribution and transportation expenses.  Gross profit for fiscal 2011 was unfavorably impacted by 0.7 percentage points, or by $16.0 million, related to store asset impairment charges recorded during fiscal 2011. Gross profit for fiscal 2011 was also favorably impacted by 0.4 percentage points or by $8.7 million, resulting from the resolution of a dispute with one of our sourcing agents, related to prior period allowances (See Note 1 to the Notes to Consolidated Financial Statements for a further discussion).

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

SG&A

SG&A includes costs related to selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, information technology maintenance costs and expenses, insurance and legal expenses, e-commerce transaction expenses, store pre-opening and other corporate expenses. Store pre-opening expenses include store payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.

SG&A, as a percentage of net sales, increased by 0.3 percentage points but decreased by $4.5 million during fiscal 2011.  SG&A for fiscal 2010 included a retirement plan settlement payment of $6.4 million, or 0.3 percent of net sales, that did not recur in fiscal 2011.  The increase in SG&A as a percentage of net sales was largely due to a $5.6 million increase in volume related e-commerce transaction expenses, $4.2 million more store payroll expense from new store growth, and $2.6 million of higher marketing expenses. These increases were offset by a decrease in corporate expenses of $8.1 million, which included lower incentive and stock-based compensation as well as lower store transaction expenses of $2.4 million as a result of lower net sales.

SG&A remained consistent as a percentage of net sales, and increased by $34.9 million during fiscal 2010 compared to fiscal 2009.  The increase in SG&A was largely due to an increase in volume related store-line expenses of $24.2 million, higher transaction costs of $12.8 million resulting primarily from new store growth, and $7.7 million of higher marketing costs. These costs were partially offset by a $9.7 million decrease in corporate expenses.  Corporate expenses included lower incentive compensation and stock-based compensation, which were partially offset by the above mentioned retirement plan charge recorded during fiscal 2010 of $6.4 million, $4.1 million in information technology investments and $1.3 million in other costs.

Income Taxes

The provision for income taxes was $43.6 million for fiscal 2011, $155.3 million for fiscal 2010 and $153.3 million for fiscal 2009.  Our effective tax rate was 38.5% for fiscal 2011, compared to 40.2% for fiscal 2010 and 40.1% for fiscal 2009.  The decrease in the effective tax during fiscal 2011 was due primarily from favorable tax accrual adjustments.  See Note 10 to the Notes to Consolidated Financial Statements.

Net Income and Earnings Per Share

Net income was $69.5 million, or $0.85 per diluted share, for fiscal 2011, compared with net income of $231.3 million, or $2.49 per diluted share, for fiscal 2010 and net income of $229.5 million, or $2.27 per diluted share, for fiscal 2009.

Net income for fiscal 2011 was unfavorably impacted by the above mentioned store asset impairment charges recorded in fiscal 2011 of $16.0 million ($9.9 million after tax, or $0.12 per diluted share). Net income for fiscal 2011 was favorably impacted by the $8.7 million ($5.3 million after tax, or $0.06 per diluted share) benefit recorded during the second quarter, resulting from the resolution of a dispute with one of our sourcing agents, related to prior period allowances.

Net income for fiscal 2010 was unfavorably impacted by a third quarter charge of $6.4 million ($3.9 million after tax, or $0.04 per diluted share), resulting from a retirement plan settlement payment.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement and enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Most recently, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents and, if necessary our credit facility.  At January 28, 2012, we had working capital of $248.6 million, cash and cash equivalents of $223.7 million and no debt outstanding under our $175.0 million credit facility.

The following table sets forth our cash flows for the period indicated (in thousands):

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
Net cash provided by operating activities	$129,301	$263,731	$334,440
Net cash used in investing activities	(73,323)	(100,807)	(53,883)
Net cash used in financing activities	(98,179)	(245,379)	(162,604)
Effect of exchange rate changes	360	1,032	493
Net (decrease) increase in cash and cash equivalents	$(41,841)	$(81,423)	$118,446

Operating Activities

Cash flows from operating activities, our principal form of liquidity on a full-year basis, decreased by $134.4 million in fiscal 2011 from $263.7 million in the prior year.  This decrease was due primarily to the decrease in net income of $161.8 million, and was partially offset by the timing cash flows from operating assets and liabilities.

Cash flows from operating activities decreased by $70.7 million in fiscal 2010 from $334.4 million in the prior year.  This decrease was due primarily to the timing of income tax payments, Supplemental Executive Retirement Plan (“SERP”) payments that were included in accrued expenses at January 30, 2010, and incentive compensation liability payments.  In addition, cash used for merchandise inventories increased during fiscal 2010.

Investing Activities

We invested $73.3 million in capital expenditures in fiscal 2011, primarily to construct 24 new Aéropostale stores, 25 P.S. from Aéropostale stores, to remodel 50 existing stores and for a number of information technology investments.  Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and other strategic investments.  In fiscal 2012, we plan to invest approximately $66.0 million in capital expenditures to open approximately 18 Aéropostale stores, approximately 30 P.S. from Aéropostale stores, to remodel approximately 5 stores and for a number of information technology investments.

We invested $100.8 million in capital expenditures in fiscal 2010, primarily to construct 35 new Aéropostale stores, 33 P.S. from Aéropostale stores, to remodel 40 existing stores and for a number of information technology investments.

We invested $53.9 million in capital expenditures in fiscal 2009, primarily to construct 39 new Aéropostale stores, 14 P.S. from Aéropostale stores, to remodel 15 existing stores and for a number of information technology investments.

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

During fiscal 2011, we repurchased 4.2 million shares of our common stock for $100.1 million, which were purchased during the first quarter.  During fiscal 2010 and 2009, we repurchased 10.3 million shares for $257.5 million and 7.6 million shares for $174.3 million, respectively.  Program to date, we repurchased 57.1 million shares for $1.0 billion, at an average price of $17.57 per share.  As of January 28, 2012, we have approximately $145.2 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

Revolving Credit Facility

On September 22, 2011, we entered into an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”).  The Credit Facility provides for and up to $175.0 million revolving credit line.  The Credit Facility is available for working capital and general corporate purposes.  The Credit Facility is scheduled to expire on September 22, 2016, and is guaranteed by all of our domestic subsidiaries (the “Guarantors”).  The Credit Facility replaces a facility that provided for up to $150.0 million revolving credit line and was scheduled to expire on November 13, 2012 (the “Prior Credit Facility”).  No amounts were outstanding during fiscal 2011 or as of January 28, 2012 under the current or Prior Credit Facility (See Note 6 to the Notes to Consolidated Financial Statements for a further discussion).  Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Agreement in the event of our election to draw funds in the foreseeable future.

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

As of January 28, 2012, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.  During fiscal 2011 and as of January 28, 2012, we had no outstanding balances or stand-by or commercial letters of credit issued under the Prior Credit Facility or the Credit Facility

Contractual Obligations

The following table summarizes our contractual obligations as of January 28, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In thousands)
Contractual Obligations:
Real estate operating leases	$974,512	$137,554	$253,058	$202,995	$380,905
Employment agreements	3,936	2,343	1,593	—	—
Equipment operating leases	7,789	3,445	4,344	—	—
Total contractual obligations	$986,237	$143,342	$258,995	$202,995	$380,905

The real estate operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately 14% of minimum lease obligations in fiscal 2011.  In addition, the above table does not include variable costs paid to landlords such as maintenance, insurance and taxes, which represented approximately 55% of minimum lease obligations in fiscal 2011.

Our open purchase orders are cancelable without penalty and are therefore not included in the above table.

As discussed in Note 9 to the Notes to Consolidated Financial Statements, we have a SERP liability of $11.6 million at January 28, 2012 and other retirement plan liabilities of $2.1 million at January 28, 2012.  Such liability amounts are not reflected in the table above.

Our total liabilities for unrecognized tax benefits were $3.9 million at January 28, 2012.  We cannot make a reasonable estimate of the amount and timing of related future payments for these non-current liabilities of $3.9 million.  Therefore these liabilities were not included in the above table.

In August 2011, we entered into a new three-year sourcing agreement with one of our sourcing agents.  The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement.  In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two-year period during the term of the agreement.  If we purchase less than this amount over the two-year measurement period, then we will be obligated to pay the contracted commission on the shortfall from the guaranteed minimum.  As of January 28, 2012, we expect to meet our minimum product purchase commitment.  In addition, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse the agent for costs and expenses, if any, that it had incurred.  We had not issued any other third party guarantees or commercial commitments as of January 28, 2012.

The above table also does not include contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of conditional bonuses that may be paid is $1.9 million during fiscal 2012 and $0.5 million during fiscal 2013.

We have employment agreements with Thomas P. Johnson, our Chief Executive Officer and Michael J. Cunningham, our President.  The total contractual commitment for these agreements combined is $3.9 million as of January 28, 2012.  The table above reflects the aforementioned agreements included in “Employment agreements”.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, we are not a party to any material off-balance sheet financing arrangements. We have not created, and are not a party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business. We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources. As of January 28, 2012, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

Merchandise Inventory

Merchandise inventory consists of finished goods and is valued utilizing the cost method at lower of cost or market on a weighted average basis. We use estimates during interim periods to record a provision for inventory shortage. We also make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We believe that the carrying value of merchandise inventory is appropriate as of January 28, 2012. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements. For example, a 10% difference in our estimate of inventory at the lower of cost or market as of January 28, 2012 would have impacted net income by $1.5 million for the fiscal year ended January 28, 2012.

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

ASC 740 clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements and requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  For those tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. This interpretation also provides guidance on de-recognition, classification, accounting in interim periods, and expanded disclosure requirements (see Note 10 to the Notes to Consolidated Financial Statements).

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

In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Management makes assumptions and applies judgment to estimate future cash flows and the weighted average cost of capital.  These assumptions include factors such as historical and forecasted results and trends.  If the sum of the expected future cash flows is less than the carrying amount of the asset, we would write the asset down to fair value and we would record an impairment charge.  Additionally, we have recorded store impairment charges of $16.0 million for 39 stores in fiscal 2011 compared to $0.7 million for one store in fiscal 2010 and $3.0 million for six stores in fiscal 2009 (see Note 2 to the Notes to Consolidated Financial Statements for a further discussion).  We believe that the carrying values of finite-lived assets, and their useful lives, are appropriate as of January 28, 2012. However, actual results may differ materially from those estimated which could result in additional impairments of store long-lived assets in future periods, and could have a material impact on our consolidated financial statements.

Defined Benefit Retirement Plan

We maintain a SERP, which is a non-qualified defined benefit plan for certain officers. The plan is non-contributory, is not funded and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers, and this cost is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. We believe that these assumptions have been appropriate and that, based on these assumptions, the SERP non-current liability of $11.6 million is appropriately stated as of January 28, 2012. However, actual results may differ from those estimated and could have an impact on our consolidated financial statements in the future.  For example, if we had changed the expected discount rate by 0.5% in fiscal 2011, pension expense would have changed by less than $60,000.

Recent Accounting Developments

See the section “Recent Accounting Developments” included in Note 1 in the Notes to Consolidated Financial Statements for a discussion of recent accounting developments and their impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As of January 28, 2012, we had no outstanding borrowings under our Credit Facility.  In addition, we had no stand-by or commercial letters of credit issued under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk related to interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary’s financial statements into our U.S. dollar reporting currency are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss.  The balance of the unrealized gain included in accumulated other comprehensive loss was $2.5 million as of January 28, 2012.  A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $3.4 million, which would be recorded in accumulated other comprehensive loss as an unrealized gain or loss.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aéropostale, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Aéropostale, Inc. and subsidiaries (the "Company") as of January 28, 2012 and January 29, 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 28, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aéropostale, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte and Touche LLP

New York, New York

March 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aéropostale, Inc.
New York, New York

We have audited the internal control over financial reporting of Aéropostale, Inc. and subsidiaries (the "Company") as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 28, 2012 of the Company and our report dated March 28, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte and Touche LLP

New York, New York

March 28, 2012

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 28, 2012	January 29, 2011
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$223,712	$265,553

Merchandise inventory	163,522	156,596

Prepaid expenses	28,023	24,533

Prepaid taxes	7,199	—

Deferred income taxes	7,406	13,593

Other current assets	11,937	9,290

Total current assets	441,799	469,565

Fixtures, equipment and improvements — net	287,393	299,242

Deferred income taxes	1,071	98

Other assets	4,970	4,292

Total assets	$735,233	$773,197

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$103,476	$103,014

Accrued expenses	89,735	113,088

Total current liabilities	193,211	216,102

Lease related liabilities	102,865	101,504

Non-current retirement benefit plan liabilities	13,696	10,829

Other non-current liabilities	588	363

Uncertain tax contingency liabilities	3,913	4,298

Non-current deferred tax liabilities	11,526	7,464

Total non-current liabilities	132,588	124,458

Commitments and contingent liabilities

Stockholders’ equity:
Preferred stock — par value, $0.01 per share; 5,000 shares authorized, no shares issued or outstanding	—	—

Common stock — par value, $0.01 per share; 200,000 shares authorized, 91,259 and 90,692 shares issued	913	907

Additional paid-in capital	206,670	195,401

Accumulated other comprehensive loss	(839)	(443)

Retained earnings	459,279	389,764

Treasury stock at cost — 10,429 and 6,112 shares	(256,589)	(152,992)

Total stockholders’ equity	409,434	432,637

Total liabilities and stockholders’ equity	$735,233	$773,197

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands, except per share data)
Net sales	$2,342,260	$2,400,434	$2,230,105

Cost of sales (includes certain buying, occupancy and warehousing expenses)	1,733,916	1,514,272	1,382,958

Gross profit	608,344	886,162	847,147

Selling, general and administrative expenses	494,829	499,368	464,462

Income from operations	113,515	386,794	382,685

Interest (expense) income	(417)	(118)	121

Income before income taxes	113,098	386,676	382,806

Income taxes	43,583	155,337	153,349

Net income	$69,515	$231,339	$229,457

Basic earnings per common share	$0.86	$2.52	$2.30

Diluted earnings per common share	$0.85	$2.49	$2.27

Weighted average basic shares	81,208	91,700	99,629

Weighted average diluted shares	81,811	92,762	101,025

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Net income	$69,515	$231,339	$229,457

Pension liability, net of tax	(535)	4,219	(712)

Foreign currency translation adjustment	139	2,331	2,717

Comprehensive income	$69,119	$237,889	$231,462

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Treasury		Accumulated
			Additional	Stock,		Other
	Common Stock		Paid-in	at Cost		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
	(In thousands)
BALANCE, JANUARY 31, 2009	135,708	$1,358	$145,498	(35,313)	$(476,131)	$(8,998)	$693,333	$355,060

Net income	—	—	—	—	—	—	229,457	229,457

Stock options exercised	845	8	10,461	—	—	—	—	10,469

Pension liability (net of tax of $598)	—	—	—	—	—	(712)	—	(712)

Excess tax benefit from stock-based compensation	—	—	1,184	—	—	—	—	1,184

Repurchase of common stock	—	—	—	(7,583)	(174,257)	—	—	(174,257)

Stock-based compensation	—	—	14,673	—	—	—	—	14,673

Foreign currency translation adjustment	—	—	—	—	—	2,717	—	2,717

Vesting of stock	537	5	(1)	(199)	(4,106)	—	—	(4,102)

BALANCE, JANUARY 30, 2010	137,090	1,371	171,815	(43,095)	(654,494)	(6,993)	922,790	434,489

Net income	—	—	—	—	—	—	231,339	231,339

Stock options exercised	520	5	6,973	—	—	—	—	6,978

Pension liability (net of tax of $3,006)	—	—	—	—	—	4,219	—	4,219

Excess tax benefit from stock-based compensation	—	—	5,128	—	—	—	—	5,128

Repurchase of common stock	—	—	—	(10,289)	(257,485)	—	—	(257,485)

Stock-based compensation	—	—	11,485	—	—	—	—	11,485

Foreign currency translation adjustment	—	—	—	—	—	2,331	—	2,331

Vesting of stock	571	6	—	(217)	(5,853)	—	—	(5,847)

Retirement of treasury stock	(47,489)	(475)	—	47,489	764,840	—	(764,365)	—

BALANCE, JANUARY 29, 2011	90,692	907	195,401	(6,112)	(152,992)	(443)	389,764	432,637

Net income	—	—	—	—	—	—	69,515	69,515

Stock options exercised	110	3	1,483	—	—	—	—	1,486

Pension liability (net of tax of $443)	—	—	—	—	—	(535)	—	(535)

Excess tax benefit from stock-based compensation	—	—	453	—	—	—	—	453

Repurchase of common stock	—	—	—	(4,163)	(100,118)	—	—	(100,118)

Issuance of treasury stock	—	—	(44)	3	80	—	—	36

Stock-based compensation	—	—	9,377	—	—	—	—	9,377

Foreign currency translation adjustment	—	—	—	—	—	139	—	139

Vesting of stock	457	3	—	(157)	(3,559)	—	—	(3,556)

BALANCE, JANUARY 28, 2012	91,259	$913	$206,670	(10,429)	$(256,589)	$(839)	$459,279	$409,434

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Cash Flows Provided by Operating Activities
Net income	$69,515	$231,339	$229,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,113	58,045	49,863
Asset impairment charges	16,036	674	2,988
Stock-based compensation	9,413	11,485	14,673
Amortization of tenant allowances	(12,932)	(12,864)	(12,348)
Amortization of deferred rent expense	5,775	7,070	1,366
Pension expense	1,889	7,993	3,361
Deferred income taxes	9,679	18,823	(4,170)
Excess tax benefits from stock-based compensation	(453)	(5,128)	(1,184)
Changes in operating assets and liabilities:
Merchandise inventory	(7,095)	(23,100)	(5,599)
Prepaid expenses and other assets	(14,219)	(4,989)	(1,308)
Accounts payable	512	11,904	13,210
Accrued expenses and other liabilities	(13,932)	(37,521)	44,131
Net cash provided by operating activities	129,301	263,731	334,440

Cash Flows Used in Investing Activities
Capital expenditures	(73,323)	(100,807)	(53,883)
Net cash used in investing activities	(73,323)	(100,807)	(53,883)

Cash Flows Used in Financing Activities
Purchase of treasury stock	(100,118)	(257,485)	(174,257)
Proceeds from stock options exercised	1,486	6,978	10,469
Excess tax benefits from stock-based compensation	453	5,128	1,184
Net cash used in financing activities	(98,179)	(245,379)	(162,604)

Effect of exchange rate changes	360	1,032	493

Net (Decrease) Increase in Cash and Cash Equivalents	(41,841)	(81,423)	118,446

Cash and Cash Equivalents, Beginning of Year	265,553	346,976	228,530

Cash and Cash Equivalents, End of Year	$223,712	$265,553	$346,976

Supplemental Disclosures of Cash Flow Information:
Income taxes paid	$49,964	$147,700	$139,019
Accruals related to purchases of property and equipment	$1,397	$5,182	$696

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Organization

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated or unless the context otherwise requires. We are a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through our Aéropostale stores and 4 to 12 year-old kids through our P.S. from Aéropostale stores.  As of January 28, 2012, we operated 986 Aéropostale stores, consisting of 918 stores in 50 states and Puerto Rico, 68 stores in Canada, as well as 71 P.S. from Aéropostale stores in 20 states.  In addition, pursuant to various licensing agreements, our licensees operated 14 Aéropostale and P.S. from Aéropostale stores in Middle East and South East Asia.  These licensees are expected to continue opening new stores in these regions.   Also during 2011, we signed another licensing agreement, pursuant to which the licensee is expected to open approximately 30 stores in Turkey over the next five years.

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

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31. The 2011 fiscal year ended January 28, 2012, the 2010 fiscal year ended January 29, 2011, and the 2009 fiscal year ended January 30, 2010 were 52 week periods.  The 2012 fiscal year ending February 2, 2013 will be a 53 week period.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimated.

The most significant estimates made by management include those made in the areas of merchandise inventory valuation, the supplemental executive retirement plan, impairment analysis of long-lived assets, and income taxes. Management periodically evaluates estimates used in the preparation of the consolidated financial statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of cash and cash equivalents. We invest our excess cash in demand deposits and money market funds that are classified as cash equivalents.  We have established guidelines that relate to credit quality, diversification and maturity and that limit exposure to any one issuer of securities.

During fiscal 2011 and 2010, we sourced approximately 87% and 85%, respectively, of our merchandise from our top five merchandise vendors.  The loss of any of these sources could adversely impact our ability to operate our business.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of our Canadian subsidiary have been translated into United States dollars by translating balance sheet accounts at the year-end exchange rate and statement of income accounts at the average exchange rates for the year. Foreign currency translation gains and losses are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss and are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.  The balance of the unrealized foreign currency translation adjustment included in accumulated other comprehensive loss was income of $2.5 million as of January 28, 2012 compared to income of $2.4 million as of January 29, 2011.  Foreign currency transaction gains and losses are charged or credited to earnings as incurred.

Cash Equivalents

We include credit card receivables and all short-term investments that qualify as cash equivalents with an original maturity of three months or less in cash and cash equivalents.

Fair Value Measurements

We follow the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement Disclosures” (“ASC 820”) as it relates to financial and nonfinancial assets and liabilities. We currently have no financial assets or liabilities that are measured at fair value.  Our non-financial assets, which include fixtures, equipment and improvements, are not required to be measured at fair value on a recurring basis.  However, if certain triggering events occur, or if an impairment test is required and we are required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at fair value.  ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The fair value of cash and cash equivalents, receivables (included in other current assets), and accounts payable approximates their carrying value due to their short-term maturities.

Merchandise Inventory

Merchandise inventory consists of finished goods and is valued utilizing the cost method at the lower of cost or market determined on a weighted average basis. Merchandise inventory includes warehousing, freight, merchandise and design costs as an inventory product cost. We make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We recorded adjustments to reduce the carrying value of inventory and increase cost of sales for lower of cost or market of $14.8 million as of January 28, 2012 and $12.0 million as of January 29, 2011.

Vendor Rebates

We receive vendor rebates from certain merchandise suppliers. The vendor rebates are earned as we receive merchandise from the suppliers and are computed at an agreed upon percentage of the purchase amount. Vendor rebates are recorded as a reduction of merchandise inventory, and are then recognized as a reduction of cost of sales when the related inventory is sold. Vendor rebates recorded as a reduction of the carrying value of merchandise inventory were $2.1 million as of January 28, 2012 and $1.8 million as of January 29, 2011. Vendor rebates recorded as a reduction of cost of sales were $13.0 million for fiscal 2011, $10.2 million for fiscal 2010, and $8.8 million for fiscal 2009.

Fixtures, Equipment and Improvements

Fixtures, equipment and improvements are stated at cost. Depreciation and amortization are provided for by the straight-line method over the following estimated useful lives:

Fixtures and equipment	10 years
Leasehold improvements	Lesser of useful lives or lease term
Computer equipment	5 years
Software	3 years

Evaluation for Long-Lived Asset Impairment

We periodically evaluate the need to recognize impairment losses relating to long-lived assets in accordance with FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”).  Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, we write the asset down to fair value and we record impairment charges, accordingly.  The estimation of fair value is measured by discounting expected future cash flows.   The recoverability assessment related to store-level assets requires judgments and estimates of future revenues, gross margin rates, store expenses and the weighted average cost of capital.  We base these estimates upon our past and expected future performance.  We believe our estimates are appropriate in light of current market conditions.  However, actual results may differ materially from those estimated which could result in additional impairments of store long-lived assets in future periods, and could have a material impact on our consolidated financial statements.

Pre-Opening Expenses

New store pre-opening costs are expensed as they are incurred.

Leases

Our store operating leases typically provide for fixed non-contingent rent escalations. Rent payments under our store leases typically commence when the store opens.  These leases include a pre-opening period that allows us to take possession of the property to fixture and merchandise the store. We recognize rent expense on a straight-line basis over the non-cancelable term of each individual underlying lease, commencing when we take possession of the property (see Note 11 for a further discussion).

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

Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores, and at the time our e-commerce customers take possession of merchandise. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized.  Also included in sales revenue is shipping revenue from our e-commerce customers.  Sales tax collected from customers is excluded from revenue and is included in accrued expenses on our Consolidated Balance Sheets.  Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum royalty levels.  During fiscal 2011, we launched a loyalty rewards program for our P.S. from Aéropostale stores.  Accordingly, we have recorded a deferred sales liability within accrued expenses in connection with this program.  The amount recorded was not material to the financial statements for any period presented.

Gift Cards

We sell gift cards to our customers in our retail stores, through our websites, and through select third parties. We do not charge administrative fees on unused gift cards and our gift cards do not have an expiration date.  Revenue is not recorded on the purchase of gift cards.  A current liability is recorded upon purchase, and revenue is recognized when the gift card or store credits are redeemed for merchandise.  We also recognize breakage income for the portion of gift cards estimated to be unredeemed.  We have relieved our legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction.  We therefore determined that the likelihood of certain gift cards being redeemed by the customer was remote, based upon historical redemption patterns of gift cards.  For those gift cards that we determined redemption to be remote, we reversed our liability and recorded gift card breakage income in net sales.  We recorded net sales related to gift card breakage income of $5.6 million in fiscal 2011, $5.8 million in fiscal 2010 and $4.0 million in fiscal 2009 (see Note 5).

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

Cost of sales for fiscal 2011 includes a benefit of $8.7 million resulting from the resolution of a dispute with one of our sourcing agents, related to prior period allowances recorded in the second quarter.  Of this benefit, $8.0 million relates to fiscal years 2007 through 2010 and is not material to any individual prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses, or SG&A, include costs related to selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, information technology maintenance costs and expenses, insurance and legal expenses, e-commerce transaction expenses , store pre-opening and other corporate level expenses.  Store pre-opening expenses include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.

Self-Insurance

We self-insure our workers compensation claims and our employee medical benefits. The recorded liabilities for these obligations are calculated primarily using historical experience and current information. The liabilities include amounts for actual claims and estimated claims incurred but not yet reported.  Self-insurance liabilities were $4.8 million at January 28, 2012 and $5.1 million at January 29, 2011.  We paid workers compensation claims of $0.8 million in fiscal 2011, $0.8 million in fiscal 2010 and $0.7 million in fiscal 2009.  In addition, we paid employee medical claims of $13.8 million in fiscal 2011, $13.2 million in fiscal 2010 and $11.8 million in fiscal 2009.

Retirement Benefit Plans

Our retirement benefit plan costs are accounted for using actuarial valuations required by FASB ASC Topic 715 “Compensation – Retirement Benefits” (“ASC 715”).  ASC 715 requires an entity to recognize the funded status of its defined pension plans on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive loss, net of income taxes (see Note 9 for a further discussion).

Marketing Costs

Marketing costs, which include e-commerce, print, radio and other media advertising, are expensed at the point of first broadcast or distribution, and were $11.8 million in fiscal 2011, $9.7 million in fiscal 2010, and $8.5 million in fiscal 2009.

Stock-Based Compensation

We follow the provisions from the FASB ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”). Under such guidance, all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement (see Note 8 for a further discussion).

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

The following tables present summarized geographical information (in thousands):

	Fiscal
	2011	2010	2009
Net sales:
United States1	$2,214,176	$2,281,421	$2,141,247
Canada	128,084	119,013	88,858
Total net sales	$2,342,260	$2,400,434	$2,230,105

1 Amounts represent sales from U.S. and Puerto Rico retail stores, as well as e-commerce sales, that are billed to and/or shipped to foreign countries and licensing revenue.

	January 28, 2012	January 29, 2011
Long-lived assets, net:
United States	$260,112	$269,447
Canada	27,281	29,795
Total long-lived assets, net	$287,393	$299,242

Our consolidated net sales mix by merchandise category was as follows:

	Fiscal
Merchandise Categories	2011	2010	2009
Young Women’s	66%	69%	70%
Young Men’s	34	31	30
Total Merchandise Sales	100%	100%	100%

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded.  Interest and penalties, if any, are recorded within the provision for income taxes in our Consolidated Statements of Income and are classified on the Consolidated Balance Sheets with the related liability for uncertain tax contingency liabilities.

A valuation allowance against our deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future earnings, taxable income, and the mix of earnings in the jurisdictions in which we operate.  Management assesses the need for a valuation allowance based on our current and anticipated results of operations.  The need for and the amount of valuation allowances can change in future periods if operating results and projections change significantly.

Reclassifications

Certain reclassifications to the long-term liabilities in the Consolidated Balance Sheet were made to prior year amounts to conform to the current period presentation.  In addition, certain reclassifications to separately present of asset impairment charges in the Consolidated Statements of Cash Flows were made to conform to the current period presentation.

Recent Accounting Developments

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-12, "Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05."  ASU 2011-12 defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. ASU 2011-12 did not defer the requirement to report comprehensive income either in a single continuous statement or in two separate but consecutive financial statements. The amendments are effective at the same time as the amendments in ASU 2011-05.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income (Topic 220): Presentation of Comprehensive Income."  ASU 2011-05 eliminates the option that permits the presentation of other comprehensive income in the statement of changes in equity and requires presenting components of net income and comprehensive income in either a one-statement approach with totals for both net income and comprehensive income, or a two-statement approach where a statement presenting the components of net income and total net income must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The guidance provided in ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

2.   Asset Impairment

We have recorded store impairments of $16.0 million in fiscal 2011 for 39 stores. Of this charge, $1.2 million was recorded during the third quarter of fiscal 2011 for three stores and $14.8 million was recorded during the fourth quarter of fiscal 2011 for 36 stores.  We recorded store impairments of $0.7 million in fiscal 2010 for one store and $3.0 million in fiscal 2009 for six stores.  These charges were included in cost of sales.  These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of changes in circumstances that indicated the carrying value of an asset may not be recoverable or management’s intention to relocate or close the stores.  Impairment charges were primarily related to revenues not meeting targeted levels at the respective stores as a result of macroeconomic conditions, location related conditions and other factors that are negatively impacting the sales and cash flows of these locations.

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

        The table below sets forth by level within the fair value hierarchy the fair value of long-lived assets for which an impairment was recognized during the year (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses January 28, 2012

Long-lived assets held and used	$—	$—	$979	$979	$16,036

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses January 29, 2011

Long-lived assets held and used	$—	$—	$—	$—	$674

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360, long-lived assets held and used with a carrying amount of $17.0 million were written down to their fair value, resulting in an impairment charge of $16.0 million, which was included in earnings for fiscal 2011.  For fiscal 2010, long-lived assets held and used with a carrying amount of $0.7 million were written down to zero, which is their fair value, resulting in an impairment charge of $0.7 million, which was included in earnings.

During fiscal 2009, we completed the closure of our 14 store Jimmy’Z concept that was launched in 2005.  Inventory, severance and lease termination charges recorded in fiscal 2009 were not material to the consolidated financial statements and all costs associated with closing the Jimmy’Z store were incurred and paid as of January 30, 2010.

3.  Stockholders’ Equity

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

During fiscal 2011, we repurchased 4.2 million shares for $100.1 million, which were purchased during the first quarter.  During fiscal 2010 and 2009, we repurchased 10.3 million shares for $257.5 million and 7.6 million shares for $174.3 million, respectively.

Program to date, we repurchased 57.1 million shares for $1.0 billion, at an average price of $17.57 per share.  As of January 28, 2012, we have approximately $145.2 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

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

Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss (in thousands):

	January 28, 2012	January 29, 2011

Pension liability, net of tax	$(3,358)	$(2,823)
Cumulative foreign currency translation adjustment1	2,519	2,380
Total accumulated other comprehensive loss	$(839)	$(443)

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

4.  Fixtures, Equipment and Improvements

Fixtures, equipment and improvements consist of the following (in thousands):

	January 28, 2012	January 29, 2011
Leasehold improvements	$351,150	$321,853
Fixtures and equipment	148,709	134,787
Computer equipment and software	101,082	86,687
Construction in progress	1,397	5,182
	602,338	548,509
Less accumulated depreciation and amortization	314,945	249,267
	$287,393	$299,242

Depreciation and amortization expense was $65.1 million in fiscal 2011, $58.0 million in fiscal 2010, and $49.9 million in fiscal 2009.

5.  Accrued Expenses

Accrued expenses consist of the following (in thousands):

	January 28, 2012	January 29, 2011
Accrued gift cards	$27,897	$27,673
Accrued compensation	14,107	23,838
Accrued rent	12,027	16,225
Income taxes payable	1,315	10,047
Other	34,389	35,305
	$89,735	$113,088

6.  Revolving Credit Facility

On September 22, 2011, we entered into an amended and restated revolving credit facility with Bank of America, N.A., as agent for the lenders (the “Credit Facility”).  The Credit Facility provides for a revolving credit line with up to $175.0 million in borrowing capacity.  The Credit Facility is available for working capital and general corporate purposes, including the repurchase of our capital stock and for our capital expenditures.  The Credit Facility is scheduled to expire on September 22, 2016 and is guaranteed by all of our domestic subsidiaries (the “Guarantors”).  The Credit Facility replaces the existing facility that provided for up to $150.0 million revolving credit line and was scheduled to expire on November 13, 2012 (the “Prior Credit Facility”).

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

As of January 28, 2012, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.  During fiscal 2011 and as of January 28, 2012, we had no outstanding balances or stand-by or commercial letters of credit issued under the Prior Credit Facility or the Credit Facility.

7.  Earnings Per Share

In accordance with ASC 260, basic earnings per share has been computed based upon the weighted average of common shares during the applicable fiscal year.  Diluted net income per share includes the additional dilutive effect of our potentially dilutive securities, which include certain stock options, restricted stock units and performance shares.

Earnings per common share has been computed as follows (in thousands, except per share data):

	Fiscal
	2011	2010	2009
Net income	$69,515	$231,339	$229,457
Weighted average basic shares	81,208	91,700	99,629
Impact of dilutive securities	603	1,062	1,396
Weighted average diluted shares	81,811	92,762	101,025
Per common share:
Basic earnings per share	$0.86	$2.52	$2.30
Diluted earnings per share	$0.85	$2.49	$2.27

Options to purchase 315,977 shares in fiscal 2011 and 6,000 shares in fiscal 2009 were excluded from the computation of diluted earnings per share because the exercise prices of the options were greater than the average market price of the common shares.  All options to purchase shares were included in the computation of diluted earnings per share during fiscal 2010.

8.  Stock-Based Compensation

Under the provisions of ASC 718, all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement.

Non-Vested Stock

Certain of our employees and all of our directors have been awarded non-vested stock, pursuant to non-vested stock agreements. The non-vested stock awarded to employees generally cliff vests after up to three years of continuous service with us.  All non-vested stock immediately vests upon a change in control of the Company.  Grants of non-vested stock awarded to directors vest in full after one-year.

The following table summarizes non-vested shares of stock outstanding at January 28, 2012:

	Shares	Weighted- Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 30, 2011	753	$22.22
Granted	762	$20.31
Vested	(343)	$23.12
Cancelled	(36)	$22.29
Outstanding as of January 28, 2012	1,136	$20.66

Total compensation expense is being amortized over the vesting period. Compensation expense was $9.2 million for fiscal 2011, $7.5 million for fiscal 2010 and $8.1 million for fiscal 2009. As of January 28, 2012, there was $10.7 million of unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over the weighted average period of one year.  The total fair value of shares vested was $7.9 million during fiscal 2011, $7.4 million during fiscal 2010 and $8.2 million during fiscal 2009.

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

The following table summarizes performance shares of stock outstanding at January 28, 2012:

	Shares	Weighted- Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 30, 2011	422	$18.44
Granted	—	—
Vested	(114)	$18.86
Cancelled	(96)	$21.93
Outstanding as of January 28, 2012	212	$16.65

Total compensation expense is being amortized over the vesting period. Compensation expense was $0.4 million for fiscal 2011, $2.0 million for fiscal 2010 and $3.9 million in fiscal 2009. As of January 28, 2012, there was $0.2 million of unrecognized compensation cost related to performance shares awards that is expected to be recognized over the weighted average period of less than one year.

Stock Options

We have stock option plans under which we may grant qualified and non-qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees. As of January 28, 2012, a total of 3,668,903 shares were available for future grant under our plans compared to a total of 4,154,784 shares as of January 29, 2011. Stock options may not be granted at less than the fair market value at the date of grant. Stock options generally vest over four years on a pro-rata basis and expire after eight years. All outstanding stock options immediately vest upon (i) a change in control of the Company and (ii) termination of the employee within one year of such change of control.  We granted 10,000 options during fiscal 2011.  We did not grant any stock options during fiscal 2010 or 2009.

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

The following tables summarize stock option transactions for common stock for fiscal 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of January 30, 2011	746	$15.68
Granted	10	$16.72
Exercised	(110)	$13.52
Cancelled1	(53)	$18.40
Outstanding as of January 28, 2012	593	$15.86	2.70	$0.9
Options vested and expected to vest 2 at January 28, 2012	591	$15.86	2.70	$0.9
Exercisable as of January 28, 2012	562	$15.73	2.55	$0.9

1 The number of options cancelled includes approximately 52,000 expired shares.
2 The number of options expected to vest takes into consideration estimated expected forfeitures.

We recognized $(0.2) million in compensation expense related to stock options in fiscal 2011, $2.0 million in fiscal 2010 and $2.7 million in fiscal 2009.  The intrinsic value of options exercised was $0.4 million in fiscal 2011, $5.7 million in fiscal 2010, and $8.0 million in fiscal 2009.

The following tables summarize information regarding non-vested outstanding stock options as of January 28, 2012:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of January 30, 2011	187	$8.19
Granted	10	$6.43
Vested	(165)	$8.19
Cancelled	(1)	$8.29
Non-vested as of January 28, 2012	31	$7.60

As of January 28, 2012, there was $0.1 million of total unrecognized compensation cost related to non-vested options that we expect to be recognized over the remaining weighted average vesting period of two years.

9.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following (in thousands):

	January 28, 2012	January 29, 2011
Supplemental Executive Retirement Plan (“SERP”)	$11,601	$9,597
Other retirement plan liabilities	2,095	2,559
Total	13,696	12,156
Less amount classified in accrued expenses related to SERP	—	1,327
Long-term retirement benefit plan liabilities	$13,696	$10,829

401(k) Plan

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements. Under the terms of the plan, employees may contribute, subject to statutory limitations, up to 100% of gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants. We also have the option to make additional contributions. Each matching contribution vests over a five-year service period with 20% vesting after two years and 50% vesting after year three. Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after five years of service. Contribution expense was $1.3 million in fiscal 2011, $1.1 million in fiscal 2010 and $1.1 million in fiscal 2009.  In addition, during fiscal 2011, we established a defined contribution plan for eligible Canadian employees who meet certain requirements.  Contribution expense was not material to the financial statements for any period presented.

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

The following information about the SERP is provided below (in thousands):

	January 28, 2012	January 29, 2011
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of period	$9,597	$25,282
Service cost	584	884
Interest cost	497	957
Plan amendments	—	—
Actuarial loss	2,298	106
Benefits paid	—	—
Settlements	(1,375)	(17,632)
Special termination benefits	—	—
Benefit obligation at end of period	$11,601	$9,597

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	1,375	17,632
Benefits paid	(1,375)	(17,632)
Settlements	—	—
Fair value of plan assets at end of period	$—	$—

Funded status at end of period	$(11,601)	$(9,597)

AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION:
Noncurrent assets	$—	$—
Current liabilities	—	(1,327)
Noncurrent liabilities	(11,601)	(8,270)
	$(11,601)	$(9,597)

AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS:
Net loss	$4,687	$3,098
Prior service cost	611	685
Total	$5,298	$3,783

INFORMATION FOR PENSION PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS:
Projected benefit obligation	$11,601	$9,597
Accumulated benefit obligation	6,280	5,331
Fair value of plan assets	—	—

Pension expense includes the following components (in thousands):

	Fiscal
	2011	2010	2009
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$584	$884	$686
Interest cost	497	957	1,514
Expected return on plan assets	—	—	—
Amortization of prior service cost	74	74	74
Amortization of net loss	208	556	628
Net periodic benefit cost	1,363	2,471	$2,902
Settlement loss	501	6,789	—
Total benefit cost	$1,864	$9,260	$2,902

OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE LOSS:
Net actuarial loss	$2,298	$106	$1,858
Prior service cost	—	—	—
Amortization of net loss	(208)	(556)	(628)
Amortization of prior service cost	(74)	(74)	(74)
Settlement loss	(501)	(6,789)	—
Total recognized in other comprehensive loss	$1,515	$(7,313)	$1,156
Total recognized in net periodic benefit cost and other comprehensive loss	$3,379	$1,947	$4,058

WEIGHTED AVERAGE ASSUMPTIONS USED:
Discount rate to determine benefit obligations	3.95%	5.50%	5.60%
Discount rate to determine net periodic pension cost	5.13%	5.38%	6.75%
Rate of compensation increase1	4.50%	4.50%	4.50%

1 Rate of compensation is used for determining the benefit obligation and net periodic pension cost.

The estimated net loss and prior service cost for the defined benefit pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $278,000 and $74,000, respectively.  The estimated net loss and prior service cost for the other postretirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are not material to the consolidated financial statements.

The discount rates were determined by matching a published set of zero coupon yields and associated durations to expected plan benefit payment streams to obtain an implicit internal rate of return.

During the third quarter of 2010, we made a payment from our SERP of approximately $16.7 million to our former Chairman and Chief Executive Officer.  Such amount was paid from our cash flows from operations.  In connection with this payment, during the third quarter of 2010, we recorded a charge of $6.4 million in selling, general and administrative expenses representing the settlement loss, with a corresponding amount recorded to relieve accumulated other comprehensive loss included in our stockholders’ equity.  This accounting treatment is in accordance with settlement accounting procedures under the provisions of ASC 715-30-35-79.

Other Retirement Plan Liabilities

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management.  The plan is a non-qualified, defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP. We record annual monetary credits to each participant’s account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant’s account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants’ accounts will be fully vested upon retirement after completing five years of service and attaining age 55.  Compensation expense and the liability related to this plan was not material to our consolidated financial statements for any period presented.

We have a postretirement benefit plan for certain executives that provides retiree medical and dental benefits.  The plan is an other post-employment benefit plan and is not funded.  Pension expense and the liability related to this plan were not material to our consolidated financial statements for any period presented.

We do not expect to contribute to the SERP and expect to contribute less than $100,000 to the postretirement benefit plan for fiscal 2012 through fiscal 2021.  The amount of cash contributions we are required to make to the plans could increase or decrease depending on when employees make retirement elections and other factors which are not in the control of the Company. Our expected cash contributions to the plans are equal to the expected benefit payments.

10.  Income Taxes

Domestic and foreign pretax income is as follows (in thousands):

	Fiscal
	2011	2010	2009

Domestic	$121,799	$375,364	$376,773
Foreign	(8,701)	11,312	6,033
Total income before provision for income taxes	$113,098	$386,676	$382,806

The provision for income taxes consists of the following (in thousands):

	Fiscal
	2011	2010	2009
Current:
Federal	$28,543	$105,768	$127,119
State and local	4,604	26,814	28,865
Foreign	757	3,932	1,535
	$33,904	$136,514	$157,519
Deferred:
Federal	$9,622	$18,945	$(3,204)
State and local	2,782	(229)	(1,479)
Foreign	(2,725)	107	513
	$9,679	$18,823	$(4,170)
	$43,583	$155,337	$153,349

Reconciliation of the U.S. statutory tax rate with our effective tax rate is summarized as follows:

	Fiscal
	2011	2010	2009
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
State income taxes, net of federal tax benefit, before valuation allowance	3.9	4.6	4.6
State income tax valuation allowance	1.2	—	(0.1)
Other	(1.6)	0.6	0.6
Effective rate	38.5%	40.2%	40.1%

The components of the net deferred income tax assets and liabilities are as follows (in thousands):

	January 28, 2012	January 29, 2011
Current:
Inventory	$(786)	$2,308
Unredeemed gift cards	2,040	1,637
Accrued compensation	3,377	7,189
Retirement benefit plan liabilities	—	599
Net operating loss carry-back	1,803	—
Other	972	1,853
Net current deferred tax assets	$7,406	$13,586

Non-current:
Furniture, equipment and improvements	$(34,636)	$(26,748)
Retirement benefit plan liabilities	5,372	4,194
Stock-based compensation	7,347	8,236
Deferred rent and tenant allowances	7,673	3,075
Net operating loss carry-forwards (“NOL’s”)	3,248	2,623
Valuation allowance for NOL’s	(1,248)	(196)
Other	1,789	1,450
Net non-current deferred tax liabilities	(10,455)	(7,366)
Net deferred income tax (liabilities) assets	$(3,049)	$6,220

As of January 28, 2012, we had approximately $87.2 million of domestic state and Canadian NOL’s that will expire between 2016 and 2032.  Accordingly, we recorded deferred tax assets for the net operating loss carrybacks and carryforwards, before valuation allowance of $5.1 million as of January 28, 2012.  Additionally, as of January 28, 2012, we recorded a valuation allowance of $1.4 million against deferred tax assets including certain of these state NOL’s.  The increase in the valuation allowance from the prior year is primarily due to additional state NOL’s generated in standalone states in fiscal 2011.  Subsequent recognition of these deferred tax assets that were previously reduced by the valuation allowance would result in an income tax benefit in the period of such recognition.

We have not recognized any United States (“U.S.”) tax expense on undistributed foreign earnings as they are intended to be indefinitely reinvested outside of the U.S. income (loss) derived from foreign jurisdictions is not material to the consolidated financial statements.  In addition, there were no significant undistributed earnings at January 28, 2012.

We follow the provisions of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in income taxes. Uncertain tax position liabilities, inclusive of interest and penalty, were $3.9 million as of January 28, 2012, $4.3 million as of January 29, 2011 and $4.9 million as of January 30, 2010.  Reversal of these liabilities, along with reversal of related deferred tax assets, would favorably impact our effective tax rate.

The amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statues of limitations. Although the outcomes and timing of such events are highly uncertain, we anticipate that the balance of the liability for unrecognized tax benefits and related deferred tax assets will decrease by a net of approximately $0.8 million during the next twelve months. However, changes in the occurrence, expected outcomes and timing of those events could cause our current estimate to change materially in the future. Our portion of gross unrecognized tax benefits that would affect our effective tax rate, including interest and penalties, is $3.9 million.

We recognize interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense.  We were not required to record additional interest and penalties in fiscal 2011.  We recorded approximately $(0.5) million and $0.9 million in additional interest and penalties, before federal and, if applicable, state tax effect in fiscal 2010 and 2009, respectively. We had liabilities for accrued interest and penalties of $1.1 million as of January 28, 2012 and $1.1 million as of January 29, 2011.

Below is a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits relating to uncertain tax positions, which are recorded in our Consolidated Balance Sheets.

Unrecognized Tax Benefits
(In thousands)
Balance at January 31, 2009	$1,937
Increases due to tax positions related to prior years	1,312
Increases due to tax positions related to current year	139
Decreases due to tax positions related to prior years	(20)
Decreases due to expiration of statute of limitations	(84)
Balance at January 30, 2010	$3,284
Increases due to tax positions related to prior years	1,317
Increases due to tax positions related to current year	131
Decreases due to settlements with taxing authorities	(1,504)
Balance at January 29, 2011	$3,228
Increases due to tax positions related to prior years	165
Decreases due to tax positions related to prior years	(6)
Decreases due to lapse of statute of limitations	(347)
Decreases due to settlements with taxing authorities	(227)
Balance at January 28, 2012	$2,813

We file U.S. and Canadian federal, various state and provincial income tax returns.  Our U.S. federal filings for the years 2006 through 2008 were examined by the IRS and were settled and we paid approximately $0.7 million relating to this settlement in the fourth quarter of fiscal 2010.  This liability was included in the above balance of uncertain tax position liabilities at January 30, 2010.  The examination liability related to the timing of taxable revenue from unredeemed gift cards.  Certain tax returns remain open for examination generally for our 2007 through 2010 tax years by various taxing authorities.  However, certain states may keep their statute open for six to ten years.

11.  Commitments and Contingencies

Leases — We are committed under non-cancelable leases for our entire store, distribution centers and office space locations, which generally provide for minimum rent plus additional increases in real estate taxes and certain operating expenses.  Certain leases also require contingent rent based on sales.

The aggregate minimum annual real estate rent commitments as of January 28, 2012 are as follows (in thousands):

Due in Fiscal Year	Total
2012	$137,554
2013	131,604
2014	121,454
2015	108,406
2016	94,589
Thereafter	380,905
Total	$974,512

Additionally, as of January 28, 2012, we were committed to equipment leases in aggregate of $7.8 million through fiscal 2014.

Rental expense consists of the following (in thousands):

	Fiscal
	2011	2010	2009
Minimum rentals for stores	$130,414	$112,872	$97,889
Contingent rentals	18,770	24,396	23,809
Office space rentals	5,017	3,945	3,921
Distribution centers rentals	3,229	3,213	3,181
Equipment rentals	3,683	4,075	3,070

Employment Agreements — We have employment agreements with Thomas P. Johnson, our Chief Executive Officer and Michael J. Cunningham, our President.  The total contractual commitment for these agreements combined is $3.9 million as of January 28, 2012.

Additionally, we have contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of conditional bonuses that may be paid is $1.9 million during fiscal 2012 and $0.5 million during fiscal 2013.

Legal Proceedings — In October 2011, Aéropostale, Inc. and senior executive officers Thomas P. Johnson and Marc D. Miller were named as defendants in an action amended in February 2012, City of Providence v. Aéropostale, Inc., et al., No. 11-7132, a class action lawsuit alleging violations of the federal securities laws.  The lawsuit was filed in New York federal court on behalf of purchasers of Aéropostale securities between March 11, 2011 and August 18, 2011.  The lawsuit alleges that the defendants made materially false and misleading statements regarding the Company’s business and prospects and failed to disclose that Aéropostale was experiencing declining demand for its women’s fashion division and increasing inventory.  All defendants moved to dismiss this action on March 12, 2012.  In the opinion of management, disposition of this matter is not expected to have a material effect on the Company’s financial positions, results of operations or cash flows.  We are vigorously defending this matter.

Also in October 2011, Aéropostale directors and/or senior executive officers Julian R. Geiger, Ronald R. Beegle, Robert B. Chavez, Michael J. Cunningham, Evelyn Dilsaver, John Haugh, Karin Hirtler-Garvey, John D. Howard, Thomas P. Johnson, and David B. Vermylen were named as defendants in Bell v. Geiger, et al., No. 652931/2011, a shareholder lawsuit filed in New York state court seeking relief derivatively on behalf of Aéropostale.  The action alleges that the defendants breached their fiduciary duties to Aéropostale between February 3, 2011 and August 3, 2011 by failing to establish and maintain internal controls that would have prevented the Company from disseminating allegedly false and misleading and inaccurate statements and other information to shareholders, and to manage and oversee the Company.  As a result, plaintiff alleges that the defendants exposed the Company to potential liability in the federal securities class action lawsuit described above.  A motion to dismiss this action was filed on December 16, 2011.

In January 2012, Sajid Karsan, who identifies himself as a stockholder of Aéropostale, demanded that the Aéropostale Board of Directors conduct a thorough investigation concerning possible claims for breach of fiduciary duty, insider trading, abuse of control, gross mismanagement, and unjust enrichment against the following directors and officers: Thomas P. Johnson, Marc D. Miller, Julian R. Geiger, Ronald R. Beegle, Robert B. Chavez, Michael J. Cunningham, Evelyn Dilsaver, John Haugh, Karin Hirtler-Garvey, John D. Howard, David B. Vermylen, Ross Citta, Mindy Meads, Mary Pile, Barbara Pindar, and Edward Slezak.  Karsan demanded that this investigation be conducted by unbiased and disinterested individuals, that the results of the investigation be made available, that persons involved in the investigation be identified, and that a lawsuit be filed on behalf of Aéropostale against each of the named individuals, if warranted.

In February 2012, current and former Aéropostale directors and/or senior executive officers Mindy Meads, Bodil Arlander, Julian Geiger, Karin Hirtler-Garvey, Ronald Beegle, Robert Chavez, Michael Cunningham, Evelyn Dilsaver, John Haugh, John Howard, Thomas Johnson, Arthur Rubinfeld, and David Vermylen were named as defendants in The Booth Family Trust v. Meads, et al., No. 650594/2012, a shareholder lawsuit filed in New York state court, seeking relief derivatively on behalf of Aéropostale.  As in Bell, this action alleges that the defendants breached their fiduciary duties to Aéropostale by failing to establish and maintain internal controls that would have prevented the Company from disseminating allegedly false and misleading and inaccurate statements and other information to shareholders, and to manage and oversee the Company.  As a result, and as in Bell, plaintiff alleges that the defendants have exposed the Company to losses and damages, including civil liability from the securities class action suit described above.

We are also party to various litigation matters and proceedings in the ordinary course of business. In the opinion of our management, dispositions of these matters are not expected to have a material effect on our financial position, results of operations or cash flows.

Guarantees — In August 2011, we entered into a new three-year sourcing agreement with one of our sourcing agents.  The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement.  In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two-year period during the term of the agreement.  If we purchase less than this amount over the two-year measurement period, then we will be obligated to pay the contracted commission on the shortfall from the guaranteed minimum.  As of January 28, 2012, we expect to meet our minimum product purchase commitment.  In addition, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse the agent for costs and expenses, if any, that it had incurred.  We had not issued any other third party guarantees or commercial commitments as of January 28, 2012.

12.  Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information (in thousands, except per share amounts):

	13 Weeks Ended
	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012

Fiscal 2011
Net sales	$469,183	$468,191	$596,506	$808,380
Gross profit (1)	136,658	114,035	161,521	196,130
Net income	16,367	2,941	24,108	26,099
Basic earnings per share	0.20	0.04	0.30	0.32
Diluted earnings per share	0.20	0.04	0.30	0.32

	13 Weeks Ended
	May 1, 2010	July 31, 2010	October 30, 2010 (2)	January 29, 2011

Fiscal 2010
Net sales	$463,641	$494,706	$602,756	$839,331
Gross profit	182,819	184,630	220,587	298,126
Net income	45,384	43,600	58,535	83,820
Basic earnings per share (3)	0.48	0.47	0.64	0.96
Diluted earnings per share (3)	0.48	0.46	0.63	0.95

(1)
Cost of sales and gross profit reflect asset impairment charges recorded during the fourth quarter of fiscal 2011 of $14.8 million ($9.1 million after tax, or $0.11 per diluted share) and $1.2 million ($0.8 million after tax, or $0.01 per diluted share) in the third quarter of fiscal 2011.  During the second quarter of fiscal 2011, we recorded a benefit in cost of sales of $8.7 million ($5.3 million after tax, or $0.06 per diluted share), resulting from the resolution of a dispute with one of our sourcing agents, related to prior period allowances.

(2)
Net income and earnings per share include a charge of $6.4 million ($3.9 million after tax, or $0.04 per diluted share) resulting from a retirement plan settlement payment that was recorded during the third quarter of fiscal 2010.

(3)
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

Our management assessed the effectiveness of our internal control over financial reporting as of January 28, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment, our management believes that, as of January 28, 2012, our internal control over financial reporting is effective.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Senior Vice President and Chief Financial Officer concluded that as of the end of our fiscal year ended January 28, 2012, our disclosure controls and procedures are effective.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information, as of January 28, 2012, about our common stock that may be issued upon the exercise of options, warrants and rights, as well as the issuance of restricted shares granted to employees, consultants or members of our Board of Directors, under our two existing equity compensation plans, the Aéropostale, Inc. 1998 Stock Option Plan and the Aéropostale, Inc. 2002 Long-Term Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	1,939,215	$18.76	3,668,903
Equity compensation plans not approved by security holders	—	—	—
Total	1,939,215	$18.76	3,668,903

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1.	The financial statements listed in the “Index to Consolidated Financial Statements” at page 28 are filed as a part of this Annual Report on Form 10-K
	2.
Financial Statement Schedule
Schedule II:  Valuation and Qualifying Accounts

Other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

	3.	Exhibits included or incorporated herein: See Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation.(1)
3.2	Form of Amended and Restated By-Laws. (2)
4.1	Specimen Common Stock Certificate. (1)
10.1	Aéropostale, Inc. Amended and Restated 1998 Stock Option Plan. (3)**
10.2	Aéropostale, Inc. Amended and Restated 2002 Long-Term Incentive Plan. (3)**
10.7	Third Amended and Restated Loan and Security Agreement, dated September 22, 2011, by and between Bank of America, N.A. and Aéropostale, Inc.(4)
10.8	Collared Forward Repurchase Agreement, dated November 12, 2007, by and between Bank of America, N.A. and Aéropostale, Inc.(4)
10.13	Employment Agreement, dated March 7, 2011 and effective on December 1 2010, between Aéropostale, Inc. and Thomas P. Johnson.(5)**
10.14	Employment Agreement, dated March 7, 2011 and effective on December 1, 2010, between Aéropostale, Inc. and Michael J. Cunningham. (5)**
21	Subsidiaries of the Company.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification by Thomas P. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Marc D. Miller, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Thomas P. Johnson, Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification by Marc D. Miller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*
__________

*	Filed herewith.
**	Management contract or compensatory plan.
***	Furnished, not filed.

(1)	Incorporated by reference to the Registration Statement on Form S-1, as amended, originally filed by Aéropostale, Inc. on March 8, 2002 (Registration No. 333-84056).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 15, 2010 (File No. 001-31314).

(3)	Incorporated by reference to the Registrant’s Proxy Statement, dated May 6, 2011 (File No. 001-31314).

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated September 28, 2011 (File No. 001-31314).

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 11, 2011 (File No. 001-31314).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              AÉROPOSTALE, INC.

By:        /s/  THOMAS P. JOHNSON
   Thomas P. Johnson
     Chief Executive Officer and Director

Date: March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS P. JOHNSON	Chief Executive Officer	March 28, 2012
Thomas P. Johnson	and Director
(Principal Executive Officer)

/s/ MARC D. MILLER	Senior Vice President	March 28, 2012
Marc D. Miller	and Chief Financial Officer
(Principal Financial Officer)

/s/ ROSS A. CITTA	Group Vice President	March 28, 2012
Ross A. Citta	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ KARIN HIRTLER-GARVEY	Chairman of the Board	March 28, 2012
Karin Hirtler-Garvey	of Directors

/s/ RONALD R. BEEGLE	Director	March 28, 2012
Ronald R. Beegle

/s/ ROBERT B. CHAVEZ	Director	March 28, 2012
Robert B. Chavez

/s/ MICHAEL J. CUNNINGHAM	President and Director	March 28, 2012
Michael J. Cunningham

/s/ EVELYN DILSAVER	Director	March 28, 2012
Evelyn Dilsaver

/s/ JANET E. GROVE	Director	March 28, 2012
Janet E. Grove

/s/ JOHN N. HAUGH	Director	March 28, 2012
John N. Haugh

/s/ JOHN D. HOWARD	Director	March 28, 2012
John D. Howard

/s/ ARTHUR RUBINFELD	Director	March 28, 2012
Arthur Rubinfeld

/s/ DAVID B. VERMYLEN	Director	March 28, 2012
David B. Vermylen

AÉROPOSTALE, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Reserve for Sales Returns:	Balance Beginning of Period	Amounts Charged to Net Income	Write-offs Against Reserve	Balance End of Period
	(In thousands)
Year Ended January 28, 2012	$725	$662	$711	$676
Year Ended January 29, 2011	$892	$526	$693	$725
Year Ended January 30, 2010	$852	$802	$762	$892

Valuation Allowance for State Deferred Tax Assets:	Balance Beginning of Period	Amounts Charged to Net Income	Write-offs Against Reserve	Balance End of Period
	(In thousands)
Year Ended January 28, 2012	$196	$1,216	$—	$1,412
Year Ended January 29, 2011	$281	$12	$97	$196
Year Ended January 30, 2010	$551	$(270)	$—	$281