Form 10-Q
period 2012-04-28
AEROPOSTALE INC
filed 2012-06-01
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2012
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

The Registrant had 81,266,052 shares of common stock outstanding as of May 25, 2012.

AÉROPOSTALE, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	April 28, 2012	January 28, 2012	April 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$202,625	$223,712	$139,103
Merchandise inventory	174,947	163,522	142,250
Deferred income taxes	7,435	7,406	13,593
Prepaid taxes	6,912	7,199	10,918
Prepaid expenses and other current assets	39,036	39,960	34,973
Total current assets	430,955	441,799	340,837
Fixtures, equipment and improvements, net	295,818	287,393	308,514
Other assets	4,905	6,041	4,531
TOTAL ASSETS	$731,678	$735,233	$653,882
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$83,553	$103,476	$94,065
Accrued expenses and other current liabilities	92,993	89,735	78,002
Total current liabilities	176,546	193,211	172,067
Deferred rent, tenant allowances and other long-term liabilities	117,765	114,979	113,472
Non-current retirement benefit plan liabilities	14,194	13,696	11,150
Uncertain tax contingency liabilities	2,762	3,913	4,327
Commitments and contingent liabilities (See notes 8, 9 and 10)
Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 91,862; 91,259 and 91,124 shares issued	919	913	911
Additional paid-in capital	209,856	206,670	199,798
Accumulated other comprehensive (loss) income	(47)	(839)	2,129
Retained earnings	469,855	459,279	406,132
Treasury stock 10,596; 10,429 and 10,398 shares, at cost	(260,172)	(256,589)	(256,104)
Total stockholders’ equity	420,411	409,434	352,866
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$731,678	$735,233	$653,882

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	13 weeks ended
	April 28, 2012	April 30, 2011
Net sales	$497,214	$469,183
Cost of sales (includes certain buying, occupancy and warehousing expenses)	358,202	332,525
Gross profit	139,012	136,658
Selling, general and administrative expenses	122,323	109,082
Income from operations	16,689	27,576
Interest expense, net	159	67
Income before income taxes	16,530	27,509
Income taxes	5,954	11,142
Net income	$10,576	$16,367
Basic earnings per share	$0.13	$0.20
Diluted earnings per share	$0.13	$0.20
Weighted average basic shares	81,044	82,605
Weighted average diluted shares	81,626	83,445

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	13 weeks ended
	April 28, 2012	April 30, 2011
Net income	$10,576	$16,367
Other comprehensive income:
Pension liability, net of income taxes of $32 and $82, respectively	50	126
Foreign currency translation adjustment (See Note 4)	742	2,446
Other comprehensive income	792	2,572
Comprehensive income	11,368	18,939

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	13 weeks ended
	April 28, 2012	April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,576	$16,367
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	15,322	15,967
Stock-based compensation	2,198	2,591
Excess tax benefits from stock-based compensation	(279)	(714)
Other	(863)	(1,377)
Changes in operating assets and liabilities:
Merchandise inventory	(11,191)	14,956
Prepaid taxes and other assets	1,398	(11,900)
Accounts payable	(20,009)	(9,192)
Accrued expenses and other liabilities	(1,112)	(30,174)
Net cash used in operating activities	(3,960)	(3,476)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,247)	(25,430)
Net cash used in investing activities	(18,247)	(25,430)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(100,118)
Proceeds from exercise of stock options	715	1,096
Excess tax benefits from stock-based compensation	279	714
Net cash provided by (used in) financing activities	994	(98,308)
Effect of exchange rate changes	126	764
Net decrease in cash and cash equivalents	(21,087)	(126,450)
Cash and cash equivalents, beginning of year	223,712	265,553
Cash and cash equivalents, end of period	$202,625	$139,103
Supplemental Disclosure of Cash Flow Information:
Accruals related to purchases of property and equipment	$6,070	$3,275

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Aéropostale, Inc. and its subsidiaries (“we”, “us”, “our”, the “Company” or “Aéropostale”) is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 4 to 12 year-old kids through its P.S. from Aéropostale stores.  We provide customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise.  Aéropostale products can be purchased in Aéropostale stores and online at www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com or ps4u.com are solely references to a uniform resource locator, or URL, and are inactive textual references only, not intended to incorporate the websites into this Quarterly Report on Form 10-Q).  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, certain Aéropostale stores and online at www.ps4u.com.  As of April 28, 2012, we operated 986 Aéropostale stores, consisting of 917 stores in all 50 states and Puerto Rico, 69 stores in Canada, as well as 81 P.S. from Aéropostale stores in 21 states.  In addition, pursuant to various licensing agreements, our licensees operated 16 Aéropostale and P.S. from Aéropostale stores in the Middle East, Asia and Turkey. These licensees are expected to continue opening new stores in these regions. In May 2012, we signed another licensing agreement, pursuant to which the licensee is expected to open approximately 10 to 15 stores in the Philippines over the next five years.

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

Our business is highly seasonal, and historically, we have realized a significant portion of our sales, net income, and cash flows in the second half of the year, driven by the impact of the back-to-school selling season in the third quarter and the holiday selling season in the fourth quarter.  Therefore, our interim period unaudited condensed consolidated financial statements may not be indicative of our full-year results of operations, financial condition or cash flows.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended January 28, 2012 (“Fiscal 2011 10-K”).

References to “2012” or “fiscal 2012” mean the 53-week period ending February 2, 2013 and references to “2011” or “fiscal 2011” mean the 52-week period ended January 28, 2012.  References to “the first quarter of 2012” mean the thirteen-week period ended April 28, 2012 and references to “the first quarter of 2011” mean the thirteen-week period ended April 30, 2011.

On January 29, 2012, we adopted Accounting Standards Update 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” It requires entities to present net income (loss) and other comprehensive income (loss) in either a single continuous statement or in two separate, but consecutive, statements of net income (loss) and other comprehensive income (loss).  The new standard eliminates the option to present items of other comprehensive income (loss) in the statement of changes in equity.  As this standard relates only to the presentation of other comprehensive income (loss), our adoption of this new guidance did not have a material impact on our consolidated financial statements.

2.  Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores and at the time our e-commerce customers take possession of merchandise. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized. Also included in sales revenue is shipping revenue from our e-commerce customers. Sales tax collected from customers is excluded from revenue and is included in accrued expenses on our Condensed Consolidated Balance Sheets. Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum royalty levels. During fiscal 2011, we launched a loyalty rewards program for our P.S. from Aéropostale stores. Accordingly, we have recorded a deferred sales liability within accrued expenses in connection with this program. The amount recorded was not material to the financial statements for any period presented. Revenue is not recorded on the purchase of gift cards or issuance of store credits. A current liability is recorded upon purchase and revenue is recognized when the gift card or store credits are redeemed for merchandise. We also recognize breakage income for the portion of gift cards estimated to be unredeemed. We have relieved our legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction. We therefore determined that the likelihood of certain gift cards being redeemed by the customer was remote, based upon historical redemption patterns of gift cards. For those gift cards that we determined redemption to be remote, we reversed our liability and recorded gift card breakage income in net sales. In the first quarter of 2012, we recorded $0.6 million in net sales related to gift card breakage income compared to $1.0 million in the first quarter of 2011.

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

Selling, general and administrative expenses, or “SG&A”, include costs related to selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, information technology maintenance costs and expenses, insurance and legal expenses, e-commerce transaction expenses, store pre-opening costs and other corporate level expenses. Store pre-opening costs include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.

4.  Stockholders’ Equity

Stock Repurchase Program

We have the ability to repurchase our common stock under a stock repurchase program. The repurchase program may be modified or terminated by the Board of Directors at any time and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward.

During the first quarter of 2012, we did not repurchase shares of our common stock.  During the first quarter of 2011, we repurchased 4.2 million shares for $100.1 million.  Under the program to date, we have repurchased 57.1 million shares of our common stock for $1.0 billion, at an average price of $17.57 per share.  As of April 28, 2012, we have approximately $145.2 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

Accumulated Other Comprehensive (Loss) Income

The following table sets forth the components of accumulated other comprehensive (loss) income:

	April 28, 2012	January 28, 2012	April 30, 2011
	(In thousands)
Pension liability, net of tax	$(3,308)	$(3,358)	$(2,697)
Cumulative foreign currency translation adjustment [1]	3,261	2,519	4,826
Total accumulated other comprehensive (loss) income	$(47)	$(839)	$2,129

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

5.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended
	April 28, 2012	April 30, 2011
	(In thousands, except per share data)
Net income	$10,576	$16,367
Weighted average basic shares	81,044	82,605
Impact of dilutive securities	582	840
Weighted average diluted shares	81,626	83,445
Basic earnings per share	$0.13	$0.20
Diluted earnings per share	$0.13	$0.20

Options to purchase 12,000 shares during the first quarter of 2012 were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.  No options to purchase shares were excluded from the computation of diluted earnings per share during the first quarter of 2011.

6.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	April 28, 2012	January 28, 2012	April 30, 2011
	(In thousands)
Accrued gift cards	$21,730	$27,897	$20,654
Accrued compensation and retirement benefit plan liabilities	19,274	14,107	17,747
Accrued rent	10,853	12,027	11,358
Other	41,136	35,704	28,243
	$92,993	$89,735	$78,002

7.  Revolving Credit Facility

In September 2011, we entered into an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”). There have been no changes to our $175.0 million Credit Facility as disclosed in the notes to the consolidated financial statements in our Fiscal 2011 Form 10-K

As of April 28, 2012, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.  During the first quarter of 2012 and as of April 28, 2012, we had no outstanding balances or stand-by or commercial letters of credit issued under the Credit Facility.

8.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	April 28, 2012	January 28, 2012	April 30, 2011
	(In thousands)
Supplemental Executive Retirement Plan (“SERP”)	$11,896	$11,601	$9,868
Other retirement plan liabilities	2,298	2,095	2,609
Total	14,194	13,696	12,477
Less amount classified in accrued expenses related to SERP	—	—	1,327
Long-term retirement benefit plan liabilities	$14,194	$13,696	$11,150

401(k) Plan

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements.  Under the terms of the plan, employees may contribute, subject to statutory limitations, up to 100% of gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants.  We also have the option to make additional contributions or to suspend the employer contribution at any time. The employer's matching contributions vest over a five-year service period with 20% vesting after two years and 50% vesting after year three.  Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after five years of service. In addition, during fiscal 2011, we established a defined contribution plan for eligible Canadian employees who meet certain requirements. Contribution expense was not material to the financial statements for any period presented.

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

The components of net periodic pension benefit cost are as follows:

	13 weeks ended
	April 28, 2012	April 30, 2011
	(In thousands)
Service cost	$181	$140
Interest cost	114	131
Amortization of prior experience cost	19	18
Amortization of net loss	70	52
Net periodic pension benefit cost	$384	$341

We had non-current liabilities of $11.9 million as of April 28, 2012, $11.6 million as of January 28, 2012 and $8.5 million as of April 30, 2011, in connection with this plan.  We had no current liability as of April 28, 2012 and January 28, 2012 and $1.3 million as of April 30, 2011, in connection with this plan.

Other Retirement Plan Liabilities

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management. The plan is a non-qualified, non-contributory defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP. We record annual monetary credits to each participant's account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant's account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants' accounts will be fully vested upon retirement after completing five years of service and attaining age 55. Compensation expense and the liability related to this plan was not material to our unaudited condensed consolidated financial statements for any period presented.

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

Non-Vested Stock

Certain of our employees and all of our directors have been awarded non-vested stock, pursuant to non-vested stock agreements. The non-vested stock awarded to employees generally cliff vests after up to three years of continuous service with us.  All non-vested stock immediately vests upon a change in control of the Company.  Grants of non-vested stock awarded to directors vest in full after one year.

The following table summarizes non-vested shares of stock outstanding as of April 28, 2012:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 29, 2012	1,136	$20.66
Granted	170	21.38
Vested	(354)	19.55
Cancelled	(2)	22.91
Outstanding as of April 28, 2012	950	$21.18

Total compensation expense is being amortized over the vesting period.  Compensation expense related to non-vested stock activity was $2.1 million for the first quarter of 2012 and $2.0 million for the first quarter of 2011.  As of April 28, 2012, there was $12.3 million of unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over the weighted average period of two years.  The total fair value of shares vested was $6.9 million during the first quarter of fiscal 2012 and $5.3 million during the first quarter of fiscal 2011.

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

The following table summarizes performance shares of stock outstanding as of April 28, 2012:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 29, 2012	212	$16.65
Granted	168	21.24
Vested	(200)	16.65
Cancelled	—	—
Outstanding as of April 28, 2012	180	$21.55

Total compensation expense is being amortized over the vesting period. Compensation expense related to performance shares was $0.1 million for the first quarter of 2012 based on our determination of the likelihood of achieving the performance conditions associated with the respective shares. This compares to an expense of $0.2 million for the first quarter of 2011. As of April 28, 2012, there was $3.5 million of unrecognized compensation cost related to performance shares that is expected to be recognized over the weighted average period of three years.

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

The following table summarizes stock option transactions for common stock during the first quarter of 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding as of January 29, 2012	593	$15.86
Granted	10	16.77
Exercised	(49)	14.58
Cancelled[1]	(9)	16.40
Outstanding as of April 28, 2012	545	$15.98	2.61	$3.9
Options vested as of April 28, 2012 and expected to vest[2]	544	$15.98	2.61	$3.8
Exercisable as of April 28, 2012	522	$15.92	2.40	$3.7

1 The number of options cancelled includes approximately 7,000 expired shares.
2 The number of options expected to vest takes into consideration estimated expected forfeitures.

We recognized less than $0.1 million in compensation expense related to stock options during the first quarter of 2012 and $0.4 million during the first quarter of 2011.  For the first quarter of 2012, the intrinsic value of options exercised was $0.4 million as compared to $0.8 million for the first quarter of 2011.

The following table summarizes information regarding non-vested outstanding stock options as of April 28, 2012:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of January 29, 2012	31	$7.60
Granted	10	6.39
Vested	(16)	7.94
Cancelled	(2)	—
Non-vested as of April 28, 2012	23	$6.84

As of April 28, 2012, there was $0.1 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining over the remaining weighted-average vesting period of four years.

10.  Commitments and Contingent Liabilities

Legal Proceedings - In October 2011, Aéropostale, Inc. and senior executive officers Thomas P. Johnson and Marc D. Miller were named as defendants in an action amended in February 2012, City of Providence v. Aéropostale, Inc., et al., No. 11-7132, a class action lawsuit alleging violations of the federal securities laws.  The lawsuit was filed in New York federal court on behalf of purchasers of Aéropostale securities between March 11, 2011 and August 18, 2011.  The lawsuit alleges that the defendants made materially false and misleading statements regarding the Company's business and prospects and failed to disclose that Aéropostale was experiencing declining demand for its women's fashion division and increasing inventory.  All defendants moved to dismiss this action on March 12, 2012.  In the opinion of management, disposition of this matter is not expected to have a material effect on the Company's financial positions, results of operations or cash flows.  We are vigorously defending this matter.

Also in October 2011, Aéropostale directors and/or senior executive officers Julian R. Geiger, Ronald R. Beegle, Robert B. Chavez, Michael J. Cunningham, Evelyn Dilsaver, John Haugh, Karin Hirtler-Garvey, John D. Howard, Thomas P. Johnson, and David B. Vermylen were named as defendants in Bell v. Geiger, et al., No. 652931/2011, a shareholder derivative lawsuit filed in New York state court seeking relief derivatively on behalf of Aéropostale.  The action alleges that the defendants breached their fiduciary duties to Aéropostale between February 3, 2011 and August 3, 2011 by failing to establish and maintain internal controls that would have prevented the Company from disseminating allegedly false and misleading and inaccurate statements and other information to shareholders, and to manage and oversee the Company.  As a result, plaintiff alleges that the defendants exposed the Company to potential liability in the federal securities class action lawsuit described above.

In February 2012, current and former Aéropostale directors and/or senior executive officers Mindy Meads, Bodil Arlander, Julian Geiger, Karin Hirtler-Garvey, Ronald Beegle, Robert Chavez, Michael Cunningham, Evelyn Dilsaver, John Haugh, John Howard, Thomas Johnson, Arthur Rubinfeld, and David Vermylen were named as defendants in The Booth Family Trust v. Meads, et al., No. 650594/2012, a shareholder derivative lawsuit filed in New York state court, seeking relief derivatively on behalf of Aéropostale.  As in Bell, this action alleges that the defendants breached their fiduciary duties to Aéropostale by failing to establish and maintain internal controls that would have prevented the Company from disseminating allegedly false and misleading and inaccurate statements and other information to shareholders, and to manage and oversee the Company.  As a result, and as in Bell, plaintiff alleges that the defendants have exposed the Company to losses and damages, including civil liability from the securities class action suit described above.

On April 24, 2012, the New York Supreme Court, New York County, issued an Order consolidating and staying the Bell and Booth Actions pending a ruling on the motion to dismiss filed in the City of Providence federal securities class action.

In January 2012, Sajid Karsan, who identifies himself as a stockholder of Aéropostale, demanded that the Aéropostale Board of Directors conduct a thorough investigation concerning possible claims for breach of fiduciary duty, insider trading, abuse of control, gross mismanagement, and unjust enrichment against the following directors and officers: Thomas P. Johnson, Marc D. Miller, Julian R. Geiger, Ronald R. Beegle, Robert B. Chavez, Michael J. Cunningham, Evelyn Dilsaver, John Haugh, Karin Hirtler-Garvey, John D. Howard, David B. Vermylen, Ross Citta, Mindy Meads, Mary Pile, Barbara Pindar, and Edward Slezak.  Karsan demanded that this investigation be conducted by unbiased and disinterested individuals, that the results of the investigation be made available, that persons involved in the investigation be identified, and that a lawsuit be filed on behalf of Aéropostale against each of the named individuals, if warranted.  On May 2, 2012, the outside, non-management directors on Aéropostale's Board determined to refuse the demand at this time.

We are also party to various litigation matters and proceedings in the ordinary course of business.  In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees - In August 2011, we entered into a new three-year sourcing agreement with one of our sourcing agents. The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement. In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two-year period during the term of the agreement. If we purchase less than this amount over the two-year measurement period, then we will be obligated to pay the contracted commission on the shortfall from the guaranteed minimum. As of April 28, 2012, we expect to meet our minimum product purchase commitment. In addition, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse the agent for costs and expenses, if any, that it had incurred. We had not issued any other third party guarantees or commercial commitments as of April 28, 2012.

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

We follow the provisions of ASC Topic 740, “Income Taxes”, which includes the accounting and disclosure for uncertainty in income taxes.  We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Uncertain tax position liabilities, inclusive of interest and penalties were $2.8 million as of April 28, 2012, $3.9 million at January 28, 2012, and $4.3 million at April 30, 2011.  Reversal of these liabilities, along with reversal of related deferred tax assets, would favorably impact our effective tax rate. The amount of liabilities for uncertain tax positions is subject to change based on future events, the timing of which is uncertain, however the Company does not anticipate that the balance of such liability will significantly decrease during the next twelve months. During the first quarter of 2012, we decreased the balance of the liability for unrecognized tax benefits and related deferred tax assets by a net of approximately $0.8 million as a result of the settlement of a state audit and the lapse of the statue of limitations for such period.

We file income tax returns in the U.S. and in various states, Canada and Puerto Rico. Our 2009 and 2010 returns are currently under audit by the Internal Revenue Service. Currently, no significant issues have been identified and we expect the audits to be completed by mid-year of 2012. All tax returns remain open for examination generally for our 2007 through 2010 tax years by various taxing authorities. However, certain states may keep their statute open for six to ten years.

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

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” is intended to provide information to help you better understand our financial condition and results of operations.  Our business is highly seasonal, and historically we realize a significant portion of our sales, net income, and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in our third quarter and the holiday selling season in our fourth quarter.  Therefore, our interim period consolidated financial statements may not be indicative of our full-year results of operations, financial condition or cash flows. We recommend that you read this section along with our condensed consolidated financial statements included in this report and along with our Annual Report on Form 10-K for the year ended January 28, 2012.

The discussion in the following section is on a consolidated basis, unless indicated otherwise.

Results of Operations

Overview

During fiscal 2012, we are focused on improving our financial performance by executing certain key initiatives.  We will continue to refine our merchandise assortments and broaden our offering, in addition to increasing the projection of our fashion and lifestyle proposition.  We will continue to invest in our infrastructure, increasing efficiencies and supporting our long-term growth. In addition, we will continue to develop our long-term growth drivers: P.S. from Aéropostale, e-commerce and international.

While we expect that many of the macroeconomic and competitive challenges we faced in 2011 will continue through 2012, product costs are expected to decline during the back half of fiscal 2012.

For the first quarter of 2012, we achieved net sales of $497.2 million, or a 6% increase when compared to the first quarter of 2011. Gross profit, as a percentage of net sales, decreased by 1.1 percentage points. SG&A, as a percentage of net sales increased by 1.4 percentage points for the first quarter of 2012. The effective income tax rate was 36.0% for the first quarter of 2012 and 40.5% for the first quarter of 2011. Net income for the first quarter of 2012 was $10.6 million, or $0.13 per diluted share, compared to net income of $16.4 million, or $0.20 per diluted share, for the first quarter of 2011.

As of April 28, 2012, we had working capital of $254.4 million, cash and cash equivalents of $202.6 million, no short-term investments and no debt outstanding. Average square footage growth was 5% over the comparable prior year period. Consolidated merchandise inventories increased by 23% and by 16% on a per retail square foot basis at April 28, 2012 compared to April 30, 2011. As of May 12, 2012, merchandise inventories decreased 2% on a per retail square foot basis.

In the first quarter of 2012, we opened three Aéropostale stores and closed three stores, opened 10 P.S. from Aéropostale stores, and remodeled four Aéropostale stores. We operated 1,067 stores at April 28, 2012, an increase of 40 stores from the same period last year, attributable to new P.S. from Aéropostale stores in the U.S. and new Aéropostale stores in both the U.S. and Canada.

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended
	April 28, 2012	April 30, 2011
Net sales	100.0%	100.0%
Gross profit	28.0%	29.1%
Selling, general and administrative expenses	24.6%	23.2%
Income from operations	3.4%	5.9%
Interest expense	0.1%	—%
Income before income taxes	3.3%	5.9%
Income taxes	1.2%	2.4%
Net income	2.1%	3.5%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table. In the first quarter ended April 28, 2012, we began presenting certain key performance indicators such as comparable store sales change, on both the basis of excluding the e-commerce channel and including the e-commerce channel as further detailed below:

	13 weeks ended
	April 28, 2012	April 30, 2011
Net sales (in millions)	$497.2	$469.2
Total store count at end of period	1,067	1,027
Comparable store count at end of period	971	905
Net sales change	6%	1%
Comparable sales change (including the e-commerce channel)	2%	(5)%
Comparable store sales change (excluding the e-commerce channel)	—%	(7)%
Comparable average unit retail change (including the e-commerce channel)	1%	(11)%
Comparable units per sales transaction change (including the e-commerce channel)	3%	10%
Comparable sales transaction change (including the e-commerce channel)	(1)%	(3)%
Net sales per average square foot	$116	$117
Gross profit (in millions)	$139.0	$136.7
Income from operations (in millions)	$16.7	$27.6
Diluted earnings per share	$0.13	$0.20
Average square footage growth over comparable period	5%	8%
Change in total inventory over comparable period	23%	16%
Change in inventory per retail square foot over comparable period	16%	6%
Percentages of net sales by category:
Young Women’s	66%	68%
Young Men’s	34%	32%

Comparison of the 13 weeks ended April 28, 2012 to the 13 weeks ended April 30, 2011

Net Sales

Net sales for the first quarter of 2012 increased by $28.0 million, or by 6%, compared to the same period last year. The net sales increase reflects:

•	an increase of $0.8 million in comparable store sales (excluding the e-commerce channel)

•	an increase of $18.2 million in non-comparable store sales due primarily to 40 more stores open at the end of the first quarter of 2012 compared to the end of the first quarter of 2011.

•	an increase of $9.0 million in net sales from our e-commerce business which increased by 32% to $37.2 million during the first quarter of 2012 when compared to the same period last year.

Comparable sales, including the e-commerce channel, increased 2% when compared to the same period last year. Comparable store sales, excluding the e-commerce channel, were essentially flat when compared to the prior year. The increase in net sales was driven by average store square footage growth of 5% primarily from new stores. Comparable sales, including the e-commerce channel, increased in our young men's category by 5% and our young women's category was essentially flat. The overall comparable sales, including the e-commerce channel, reflected increases of 3% in units per sales transaction and 1% in average unit retail, offset by a decrease of 1% in the number of sales transactions.

Cost of Goods Sold and Gross Profit

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

Gross profit, as a percentage of net sales, decreased by 1.1 percentage points for the first quarter of 2012 compared to the same period last year. The decrease was due to lower merchandise margin of 1.6 percentage points, primarily due to higher product costs. The decrease in gross profit, as a percentage of sales, was partially offset by lower depreciation expense of 0.3 percentage points and buying costs of 0.1 percentage points.

SG&A

SG&A includes costs related to selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, information technology maintenance costs and expenses, insurance and legal expenses, e-commerce transaction expenses, store pre-opening costs and other corporate level expenses. Store pre-opening costs include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.

SG&A, as a percentage of net sales, was 24.6 percent for the first quarter of 2012 compared to 23.2 percent for the same period last year. The increase was primarily due to higher corporate expenses of 1.1 percentage points (of which 0.7 percentage points was related to incentive compensation), higher e-commerce transaction costs of 0.3 percentage points and higher marketing costs of 0.2 percentage points. These increases were partially offset by a decrease in transaction related expenses of 0.2 percentage points.

SG&A increased by $13.2 million for the first quarter of 2012 compared to the first quarter of 2011. For the first quarter of 2012, corporate expenses increased by $7.1 million, of which $3.4 million was related to incentive compensation. Additionally, store-line expenses increased by $3.4 million, e-commerce transaction expenses increased by $2.0 million and marketing expenses of $1.4 million. These increases were partially offset by a decrease in transaction related expenses of $0.7 million.

Income taxes

The effective income tax rate was 36.0% for the first quarter of 2012 and 40.5% for the first quarter of 2011. The reduction in the effective tax rate was primarily due to a $0.8 million reduction in net liability for unrecognized tax benefits during the first quarter of 2012 as a result of the settlement of a state audit and the lapse of the statue of limitations for such period.

Net income

Net income was $10.6 million, or $0.13 per diluted share, for the first quarter of 2012, compared to net income of $16.4 million, or $0.20 per diluted share, for the first quarter of 2011.

 Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement or enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Generally, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents and our credit facility, if necessary. At April 28, 2012, we had working capital of $254.4 million, cash and cash equivalents of $202.6 million and no debt outstanding under our $175.0 million credit facility. Additionally, we repurchase our common stock from time to time under a stock repurchase program (see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements).

The following table sets forth our cash flows for the period indicated:

	13 weeks ended
	April 28, 2012	April 30, 2011
	(In thousands)
Net cash used in operating activities	$(3,960)	$(3,476)
Net cash used in investing activities	(18,247)	(25,430)
Net cash provided by (used in) financing activities	994	(98,308)
Effect of exchange rate changes	126	764
Net decrease in cash and cash equivalents	$(21,087)	$(126,450)

Operating activities - Net cash used in operating activities increased by $0.5 million for the first quarter of 2012 compared to the same period in 2011. The slight increase in net cash used in operating activities was primarily due to the timing of payment for various current assets and liabilities and was offset by the decrease in net income of $5.8 million.

Consolidated merchandise inventories increased by 23% in total, as compared to April 30, 2011, or 16% on a per retail square foot basis due to the timing of an earlier summer floor-set this year. As of May 12, 2012, merchandise inventories decreased 2% on a per retail square foot basis.

Investing activities - Net cash used in investing activities related to capital expenditures was $18.2 million for the first quarter of 2011 compared to $25.4 million for the first quarter of 2011.

Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. During fiscal 2012, we plan to invest a total of approximately $66.0 million in capital expenditures, of which we invested $18.2 million during the first quarter of 2012. During the first quarter of 2012, we opened three Aéropostale stores, 10 P.S. from Aéropostale stores and remodeled four Aéropostale stores. During the remainder of the fiscal year, we plan to open 15 Aéropostale stores and approximately 20 P.S. from Aéropostale stores. In addition, we expect to complete one store remodel. We plan to defer a number of store remodels until we develop and implement our new Aéropostale store prototype.

During fiscal 2011, we invested $73.3 million in capital expenditures, primarily to construct 24 new Aéropostale stores, 25 P.S. from Aéropostale stores, to remodel 50 existing stores and for a number of information technology investments.

Financing activities - We have the ability to repurchase our common stock under a stock repurchase program. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading windows, and liquidity and capital resource requirements going forward.

During the first quarter of 2012, we did not repurchase shares of our common stock. During the first quarter of 2011, we repurchased 4.2 million shares for $100.1 million. Under the program to date, we have repurchased 57.1 million shares of our common stock for $1.0 billion, at an average price of $17.57 per share. As of April 28, 2012, we have approximately $145.2 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

Revolving Credit Facility

In September 2011, we entered into an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”). The Credit Facility provides for and up to $175.0 million revolving credit line. The Credit Facility is available for working capital and general corporate purposes. The Credit Facility is scheduled to expire on September 22, 2016, and is guaranteed by all of our domestic subsidiaries (the “Guarantors”). No amounts were outstanding during the first quarter of 2012 or as of April 28, 2012 under the Credit Facility. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Agreement in the event of our election to draw funds in the foreseeable future.

Loans under the Credit Facility are secured by all our assets and are guaranteed by the Guarantors. Upon the occurrence of a Cash Dominion Event (as defined in the Credit Facility and includes either any event of default or failure to maintain availability in an amount greater than 12.5% of the lesser of the borrowing base and facility commitment), our ability to borrow funds, make investments, pay dividends and repurchase shares of our common stock would be limited, among other limitations. Direct borrowings under the Credit Facility bear interest at a margin over either LIBOR or at the Prime Rate (as each such term is defined in the Credit Facility).

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

As of April 28, 2012, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility. During the first quarter of 2012 and as of April 28, 2012, we had no outstanding balances or stand-by or commercial letters of credit issued under the Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of April 28, 2012:

		Payments Due
	Total	Balance of 2012	In 2013 and 2014	In 2015 and 2016	After 2017
	(In thousands)
Contractual Obligations
Real estate operating leases	$961,434	$103,676	$257,794	$207,770	$392,194
Equipment operating leases	6,817	2,473	4,344	—	—
Employment agreements	2,788	1,195	1,593	—	—
Total contractual obligations	$971,039	$107,344	$263,731	$207,770	$392,194

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

As discussed in Note 8 to the Notes to Consolidated Financial Statements, we have a SERP liability of $11.9 million and other retirement plan liabilities of $2.3 million at April 28, 2012.  Such liability amounts are not reflected in the table above.

Our total liabilities for unrecognized tax benefits were $2.8 million at April 28, 2012. We cannot make a reasonable estimate of the amount and timing of related future payments for these non-current liabilities of $2.8 million. Therefore these liabilities were not included in the above table.

In August 2011, we entered into a new three-year sourcing agreement with one of our sourcing agents. The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement. In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two-year period during the term of the agreement. If we purchase less than this amount over the two-year measurement period, then we will be obligated to pay the contracted commission on the shortfall from the guaranteed minimum. As of April 28, 2012, we expect to meet our minimum product purchase commitment. In addition, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse the agent for costs and expenses, if any, that it had incurred. We had not issued any other third party guarantees or commercial commitments as of April 28, 2012.

All other open purchase orders are cancellable without penalty and are therefore not included in the above table.

The above table also does not include contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of conditional bonuses that may be paid is $1.6 million during the remainder of fiscal 2012, $0.7 million during fiscal 2013 and $0.3 million during fiscal 2014.

We have employment agreements with Thomas P. Johnson, our Chief Executive Officer and Michael J. Cunningham, our President. The total contractual commitment for these agreements combined is $2.8 million as of April 28, 2012 and is included in the above table.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of April 28, 2012, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and the results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies have been discussed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.  In applying such policies, management must use significant estimates that are based on its informed judgment. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

As of April 28, 2012, there have been no material changes to any of the critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of April 28, 2012, we had no outstanding borrowings under our Credit Facility. In addition, we had no stand-by or commercial letters of credit issued under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk from interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency, are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive income (loss). The unrealized gain of approximately $3.3 million is included in accumulated other comprehensive loss as of April 28, 2012. A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $3.2 million, which would be recorded in other comprehensive income (loss) as an unrealized gain or loss.

We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars.  These foreign currency transaction gains and losses are charged or credited to earnings as incurred. We do not hedge our exposure to this currency exchange fluctuation and transaction gains and losses to date have not been significant.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our first quarter ended April 28, 2012, our disclosure controls and procedures are effective.

(b) Changes in internal controls: During our first fiscal quarter, there have been no changes in our internal controls over our financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In October 2011, Aéropostale, Inc. and senior executive officers Thomas P. Johnson and Marc D. Miller were named as defendants in an action amended in February 2012, City of Providence v. Aéropostale, Inc., et al., No. 11-7132, a class action lawsuit alleging violations of the federal securities laws.  The lawsuit was filed in New York federal court on behalf of purchasers of Aéropostale securities between March 11, 2011 and August 18, 2011.  The lawsuit alleges that the defendants made materially false and misleading statements regarding the Company's business and prospects and failed to disclose that Aéropostale was experiencing declining demand for its women's fashion division and increasing inventory.  All defendants moved to dismiss this action on March 12, 2012.  In the opinion of management, disposition of this matter is not expected to have a material effect on the Company's financial positions, results of operations or cash flows.  We are vigorously defending this matter.

Also in October 2011, Aéropostale directors and/or senior executive officers Julian R. Geiger, Ronald R. Beegle, Robert B. Chavez, Michael J. Cunningham, Evelyn Dilsaver, John Haugh, Karin Hirtler-Garvey, John D. Howard, Thomas P. Johnson, and David B. Vermylen were named as defendants in Bell v. Geiger, et al., No. 652931/2011, a shareholder derivative lawsuit filed in New York state court seeking relief derivatively on behalf of Aéropostale.  The action alleges that the defendants breached their fiduciary duties to Aéropostale between February 3, 2011 and August 3, 2011 by failing to establish and maintain internal controls that would have prevented the Company from disseminating allegedly false and misleading and inaccurate statements and other information to shareholders, and to manage and oversee the Company.  As a result, plaintiff alleges that the defendants exposed the Company to potential liability in the federal securities class action lawsuit described above.

In February 2012, current and former Aéropostale directors and/or senior executive officers Mindy Meads, Bodil Arlander, Julian Geiger, Karin Hirtler-Garvey, Ronald Beegle, Robert Chavez, Michael Cunningham, Evelyn Dilsaver, John Haugh, John Howard, Thomas Johnson, Arthur Rubinfeld, and David Vermylen were named as defendants in The Booth Family Trust v. Meads, et al., No. 650594/2012, a shareholder derivative lawsuit filed in New York state court, seeking relief derivatively on behalf of Aéropostale.  As in Bell, this action alleges that the defendants breached their fiduciary duties to Aéropostale by failing to establish and maintain internal controls that would have prevented the Company from disseminating allegedly false and misleading and inaccurate statements and other information to shareholders, and to manage and oversee the Company.  As a result, and as in Bell, plaintiff alleges that the defendants have exposed the Company to losses and damages, including civil liability from the securities class action suit described above.

On April 24, 2012, the New York Supreme Court, New York County, issued an Order consolidating and staying the Bell and Booth Actions pending a ruling on the motion to dismiss filed in the City of Providence federal securities class action.

In January 2012, Sajid Karsan, who identifies himself as a stockholder of Aéropostale, demanded that the Aéropostale Board of Directors conduct a thorough investigation concerning possible claims for breach of fiduciary duty, insider trading, abuse of control, gross mismanagement, and unjust enrichment against the following directors and officers: Thomas P. Johnson, Marc D. Miller, Julian R. Geiger, Ronald R. Beegle, Robert B. Chavez, Michael J. Cunningham, Evelyn Dilsaver, John Haugh, Karin Hirtler-Garvey, John D. Howard, David B. Vermylen, Ross Citta, Mindy Meads, Mary Pile, Barbara Pindar, and Edward Slezak.  Karsan demanded that this investigation be conducted by unbiased and disinterested individuals, that the results of the investigation be made available, that persons involved in the investigation be identified, and that a lawsuit be filed on behalf of Aéropostale against each of the named individuals, if warranted.  On May 2, 2012, the outside, non-management directors on Aéropostale's Board determined to refuse the demand at this time.

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

If we are unable to identify and respond to consumers' fashion preferences, domestically and/or internationally, in a timely manner, our profitability will decline, as it did in 2011.

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

If our comparable store sales and/or results of operations fail to meet the expectations of investors then the market price of our common stock could decline substantially. You should refer to the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

We expect that the introduction of new brand concepts, such as the launch in fiscal 2009 of our new store brand concept P.S. from Aéropostale, as well as other new business opportunities, such as international expansion, will play an important role in our overall growth strategy. Our ability to succeed with a new brand concept requires significant expenditures and management attention. Additionally, any new brand is subject to certain risks including customer acceptance, competition, product differentiation, the ability to attract and retain qualified personnel, including management and designers, diversion of management's attention from our core Aéropostale business and the ability to obtain suitable sites for new stores. Our experience with our Jimmy'Z brand, which we closed in fiscal 2009, demonstrates that there can be no assurance that new brands will grow or become profitable.

Our business could suffer if a manufacturer fails to use acceptable labor practices.

Our sourcing agents and independent manufacturers are required to operate in compliance with all applicable foreign and domestic laws and regulations. While our vendor operating guidelines promote ethical business practices for our vendors and suppliers, we do not control these manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer, or by one of the sourcing agents, or the divergence of an independent manufacturer's or sourcing agent's labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations. To help mitigate this risk, we engage a third party independent contractor to visit the production facilities from which we receive our products. This independent contractor assesses the compliance of the facility with, among other things, local and United States labor laws and regulations as well as foreign and domestic fair trade and business practices.

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

The efficient operation of our stores is dependent on our ability to distribute, in a timely manner, our merchandise to our store locations throughout the United States, Canada and Puerto Rico. We currently lease and maintain two third-party independently operated distribution facilities, one in South River, New Jersey, and the other in Ontario, California. These distribution centers manage, collectively, the receipt, storage, sortation, packaging and distribution of virtually all of our merchandise. In addition, we also utilize a third distribution center, located in Canada, which is independently owned and operated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our common stock from time to time under a stock repurchase program. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. Our purchases of treasury stock for the first quarter of fiscal 2012 and remaining availability pursuant to our share repurchase program were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a)
				(In thousands)
January 29 to February 25, 2012	—	$—	—	$145,219
February 26 to March 31, 2012	—	—	—	$145,219
April 1 to April 28, 2012	—	—	—	$145,219
Total	—	$—	—
__________

(a)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification by Thomas P. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Marc D. Miller, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Thomas P. Johnson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Marc D. Miller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101. SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*
____________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aéropostale, Inc.

/s/ THOMAS P. JOHNSON
Thomas P. Johnson
Chief Executive Officer
(Principal Executive Officer)

/s/ MARC D. MILLER
Marc D. Miller
Executive Vice President — Chief Financial Officer
(Principal Financial Officer)

Dated: June 1, 2012