Form 10-Q
period 2012-07-28
AEROPOSTALE INC
filed 2012-08-30
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2012
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

The Registrant had 81,266,839 shares of common stock outstanding as of August 24, 2012.

AÉROPOSTALE, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	July 28, 2012	January 28, 2012	July 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$169,640	$223,712	$73,077
Merchandise inventory	246,708	163,522	248,491
Deferred income taxes	7,405	7,406	13,593
Prepaid taxes	16,066	7,199	25,662
Prepaid expenses and other current assets	42,450	39,960	39,986
Total current assets	482,269	441,799	400,809
Fixtures, equipment and improvements, net	300,517	287,393	316,000
Other assets	4,161	6,041	5,186
TOTAL ASSETS	$786,947	$735,233	$721,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$141,031	$103,476	$159,805
Accrued expenses and other current liabilities	89,788	89,735	75,249
Total current liabilities	230,819	193,211	235,054
Deferred rent, tenant allowances and other long-term liabilities	116,477	114,979	114,013
Non-current retirement benefit plan liabilities	14,714	13,696	11,405
Uncertain tax contingency liabilities	2,821	3,913	4,436

Commitments and contingent liabilities (See notes 8, 9 and 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 91,863; 91,259 and 91,136 shares issued	919	913	911
Additional paid-in capital	212,153	206,670	201,478
Accumulated other comprehensive (loss) income	(710)	(839)	1,797
Retained earnings	469,926	459,279	409,071
Treasury stock 10,596; 10,429 and 10,402 shares, at cost	(260,172)	(256,589)	(256,170)
Total stockholders’ equity	422,116	409,434	357,087
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$786,947	$735,233	$721,995

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	13 weeks ended		26 weeks ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$485,337	$468,191	$982,551	$937,374
Cost of sales (includes certain buying, occupancy and warehousing expenses)	362,567	354,156	720,769	686,681
Gross profit	122,770	114,035	261,782	250,693
Selling, general and administrative expenses	122,175	108,649	244,498	217,731
Income from operations	595	5,386	17,284	32,962
Interest expense, net	148	48	307	115
Income before income taxes	447	5,338	16,977	32,847
Income taxes	376	2,397	6,330	13,539
Net income	$71	$2,941	$10,647	$19,308
Basic earnings per share	$0.00	$0.04	$0.13	$0.24
Diluted earnings per share	$0.00	$0.04	$0.13	$0.23
Weighted average basic shares	81,266	80,729	81,155	81,667
Weighted average diluted shares	81,708	81,259	81,667	82,352

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	13 weeks ended		26 weeks ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net income	$71	$2,941	$10,647	$19,308
Other comprehensive (loss) income:
Pension liability, net of income taxes of $32, $82, $64 and $164, respectively	50	126	99	252
Foreign currency translation adjustment (See Note 4)	(713)	(458)	30	1,988
Other comprehensive (loss) income	(663)	(332)	129	2,240
Comprehensive (loss) income	$(592)	$2,609	$10,776	$21,548

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	26 weeks ended
	July 28, 2012	July 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,647	$19,308
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	30,698	32,067
Stock-based compensation	4,460	4,442
Excess tax benefits from stock-based compensation	(299)	(527)
Other	(2,925)	(3,072)
Changes in operating assets and liabilities:
Merchandise inventory	(83,066)	(91,378)
Prepaid taxes and other assets	(10,550)	(32,370)
Accounts payable	37,432	56,547
Accrued expenses and other liabilities	(2,445)	(33,108)
Net cash used in operating activities	(16,048)	(48,091)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(39,083)	(46,543)
Net cash used in investing activities	(39,083)	(46,543)
CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(100,118)
Proceeds from exercise of stock options	729	1,111
Excess tax benefits from stock-based compensation	299	527
Net cash provided by (used in) financing activities	1,028	(98,480)
Effect of exchange rate changes	31	638
Net decrease in cash and cash equivalents	(54,072)	(192,476)
Cash and cash equivalents, beginning of year	223,712	265,553
Cash and cash equivalents, end of period	$169,640	$73,077
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$14,833	$47,132
Accruals related to purchases of property and equipment	$5,953	$5,609

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Aéropostale, Inc. and its subsidiaries (“we”, “us”, “our”, the “Company” or “Aéropostale”) is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 4 to 12 year-old kids through its P.S. from Aéropostale stores.  We provide customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise.  Aéropostale products can be purchased in Aéropostale stores and online at www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com or ps4u.com are solely references to a uniform resource locator, or URL, and are inactive textual references only, not intended to incorporate the websites into this Quarterly Report on Form 10-Q).  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, certain Aéropostale stores and online at www.ps4u.com.  As of July 28, 2012, we operated 989 Aéropostale stores, consisting of 914 stores in all 50 states and Puerto Rico, 75 stores in Canada, as well as 96 P.S. from Aéropostale stores in 22 states.  In addition, pursuant to various licensing agreements, our licensees operated 20 Aéropostale and P.S. from Aéropostale stores in the Middle East, Asia and Europe. These licensees are expected to continue opening new stores in these regions. In May 2012, we signed a licensing agreement, pursuant to which the licensee is expected to open approximately 10 to 15 stores in the Philippines over the next five years. In July 2012, we signed another licensing agreement, pursuant to which the licensee is expected to open approximately 15 to 20 stores in Panama and Colombia over the next five years.

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

References to “2012” or “fiscal 2012” mean the 53-week period ending February 2, 2013 and references to “2011” or “fiscal 2011” mean the 52-week period ended January 28, 2012.  References to “the second quarter of 2012” mean the thirteen-week period ended July 28, 2012 and references to “the second quarter of 2011” mean the thirteen-week period ended July 30, 2011.

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

2.  Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores and at the time our e-commerce customers take possession of merchandise. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized. Also included in sales revenue is shipping revenue from our e-commerce customers. Sales tax collected from customers is excluded from revenue and is included in accrued expenses on our Condensed Consolidated Balance Sheets. Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum royalty levels. During fiscal 2011, we launched a loyalty rewards program for our P.S. from Aéropostale stores. Accordingly, we have recorded a deferred sales liability within accrued expenses in connection with this program. The amount recorded was not material to the financial statements for any period presented. Revenue is not recorded on the purchase of gift cards or issuance of store credits. A current liability is recorded upon purchase and revenue is recognized when the gift card or store credits are redeemed for merchandise. We also recognize breakage income for the portion of gift cards estimated to be unredeemed. We have relieved our legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction. We therefore determined that the likelihood of certain gift cards being redeemed by the customer was remote, based upon historical redemption patterns of gift cards. For those gift cards that we determined redemption to be remote, we reversed our liability and recorded gift card breakage income in net sales. We recorded gift card breakage income of $0.7 million during both the second quarter of 2012 and 2011. We recorded gift card breakage income of $1.3 million during the first twenty-six weeks of 2012, compared to $1.7 million in the first twenty-six weeks of 2011.

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

Cost of sales for the second quarter of 2011 and first twenty-six weeks of 2011 included a pre-tax benefit of $8.7 million resulting from the resolution of a dispute with one of our sourcing agents, related to prior period allowances.  Of this benefit, $8.0 million related to fiscal years 2007 through 2010 and was not material to any individual prior period.

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

We did not repurchase any common stock during the first twenty-six weeks of 2012.  During the first twenty-six weeks of 2011, we repurchased 4.2 million shares for $100.1 million, all during the first quarter.  Under the program to date, we have repurchased 57.1 million shares of our common stock for $1.0 billion, at an average price of $17.57 per share.  As of July 28, 2012, we have approximately $145.2 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

Accumulated Other Comprehensive (Loss) Income

The following table sets forth the components of accumulated other comprehensive (loss) income:

	July 28, 2012	January 28, 2012	July 30, 2011
	(In thousands)
Pension liability, net of tax	$(3,259)	$(3,358)	$(2,571)
Cumulative foreign currency translation adjustment [1]	2,549	2,519	4,368
Total accumulated other comprehensive (loss) income	$(710)	$(839)	$1,797

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

5.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended		26 weeks ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(In thousands, except per share data)
Net income	$71	$2,941	$10,647	$19,308
Weighted average basic shares	81,266	80,729	81,155	81,667
Impact of dilutive securities	442	530	512	685
Weighted average diluted shares	81,708	81,259	81,667	82,352
Basic earnings per share	$0.00	$0.04	$0.13	$0.24
Diluted earnings per share	$0.00	$0.04	$0.13	$0.23

Options to purchase 44,290 shares during the second quarter of 2012 and 28,145 shares during the first twenty-six weeks of 2012 were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. Similarly, options to purchase 65,642 shares were excluded from the computation of diluted earnings per share during the second quarter of 2011 and first twenty-six weeks of 2011.

6.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	July 28, 2012	January 28, 2012	July 30, 2011
	(In thousands)
Accrued gift cards	$19,157	$27,897	$17,879
Accrued compensation and retirement benefit plan liabilities	18,637	14,107	11,712
Accrued rent	11,889	12,027	11,652
Other	40,105	35,704	34,006
	$89,788	$89,735	$75,249

7.  Revolving Credit Facility

In September 2011, we entered into an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”). There have been no changes to our $175.0 million Credit Facility as disclosed in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

During the second quarter of 2012 and as of July 28, 2012, we had no outstanding balances under the Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of July 28, 2012, the outstanding letter of credit was $0.2 million and expires on June 30, 2013. We have not issued any other stand-by or commercial letters of credit as of July 28, 2012 under the Credit Facility.

As of July 28, 2012, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.

8.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	July 28, 2012	January 28, 2012	July 30, 2011
	(In thousands)
Supplemental Executive Retirement Plan (“SERP”)	$12,192	$11,601	$10,139
Other retirement plan liabilities	2,522	2,095	2,641
Total	14,714	13,696	12,780
Less amount classified in accrued expenses related to SERP	—	—	1,375
Long-term retirement benefit plan liabilities	$14,714	$13,696	$11,405

401(k) Plan

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements.  Under the terms of the plan, employees may contribute, subject to statutory limitations, up to 100% of gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants.  We also have the option to make additional contributions or to suspend the employer contribution at any time. The employer's matching contributions vest over a five-year service period with 20% vesting after two years and 50% vesting after year three.  Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after five years of service. During fiscal 2011, we established separate defined contribution plans for eligible employees in both Canada and Puerto Rico who meet certain requirements. Contribution expense for all plans was not material to the financial statements for any period presented.

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

The components of net periodic pension benefit cost are as follows:

	13 weeks ended		26 weeks ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(In thousands)
Service cost	$181	$140	$362	$280
Interest cost	114	131	228	262
Amortization of prior experience cost	19	18	38	36
Amortization of net loss	70	52	140	104
Net periodic pension benefit cost	$384	$341	$768	$682

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

The following table summarizes non-vested shares of stock outstanding as of July 28, 2012:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 29, 2012	1,136	$20.66
Granted	171	21.38
Vested	(354)	19.55
Cancelled	(2)	22.91
Outstanding as of July 28, 2012	951	$21.18

Total compensation expense is being amortized over the vesting period.  Compensation expense related to non-vested stock activity was $1.9 million for the second quarter of 2012 and $2.4 million for the second quarter of 2011.  Compensation expense related to non-vested stock activity was $4.0 million for the first twenty-six weeks of 2012 and $4.3 million for the first twenty-six weeks of 2011. As of July 28, 2012, there was $10.4 million of unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over the weighted average period of two years.  No shares vested during the second quarter of fiscal 2012. The total fair value of shares vested was $0.2 million during the second quarter of fiscal 2011. The total fair value of shares vested was $6.9 million during the first twenty-six weeks of 2012 and $5.5 million during the first twenty-six weeks of 2011.

Performance Shares

Certain of our executives have been awarded performance shares, pursuant to performance shares agreements. The performance shares cliff vest at the end of three years of continuous service with us, and the number of shares ultimately awarded is contingent upon meeting various cumulative consolidated earnings targets. All performance shares immediately vest upon a change in control of the Company. Compensation cost for the performance shares is periodically reviewed and adjusted based upon the probability of achieving certain performance targets. If the probability of achieving targets changes, compensation cost will be adjusted in the period that the probability of achievement changes.

The following table summarizes performance shares of stock outstanding as of July 28, 2012:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 29, 2012	212	$16.65
Granted	168	21.24
Vested	(200)	16.65
Cancelled	—	—
Outstanding as of July 28, 2012	180	$21.55

Total compensation expense is being amortized over the vesting period. Compensation expense related to performance shares was $0.3 million for the second quarter of 2012 and $0.4 million for the first twenty-six weeks of 2012 based on our determination of the likelihood of achieving the performance conditions associated with the respective shares. This compares to a benefit of $0.6 million for the second quarter of 2011 and a benefit of $0.4 million for the first twenty-six weeks of 2011. As of July 28, 2012, there was $3.2 million of unrecognized compensation cost related to performance shares that is expected to be recognized over the weighted average period of three years.

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

The fair value of options was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires certain assumptions, including estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). For the first twenty-six weeks of 2012, our expected volatility was 50%, expected term was 3.86 years, risk-free interest rate was 0.52% and expected forfeiture rate was 5%. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of income.

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

The following table summarizes stock option transactions for common stock during the second quarter of 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of January 29, 2012	593	$15.86
Granted	10	16.77
Exercised	(49)	14.63
Cancelled[1]	(9)	16.40
Outstanding as of July 28, 2012	545	$15.98	2.36	$2.4
Options vested as of July 28, 2012 and expected to vest[2]	544	$15.98	2.36	$2.4
Exercisable as of July 28, 2012	525	$15.95	2.16	$2.3

1 The number of options cancelled includes approximately 7,000 expired shares.
2 The number of options expected to vest takes into consideration estimated expected forfeitures.

We recognized less than $0.1 million in compensation expense related to stock options during the second quarter of 2012 and $0.1 million during the second quarter of 2011.  We recognized less than $0.1 million in compensation expense related to stock options during the first twenty-six weeks of 2012 and $0.5 million during the first twenty-six weeks of 2011. For the first twenty-six weeks of 2012, the intrinsic value of options exercised was $0.3 million as compared to $0.2 million for the first twenty-six weeks of 2011.

The following table summarizes information regarding non-vested outstanding stock options as of July 28, 2012:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of January 29, 2012	31	$7.60
Granted	10	6.39
Vested	(19)	8.21
Cancelled	(2)	—
Non-vested as of July 28, 2012	20	$6.41

As of July 28, 2012, there was $0.1 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining over the remaining weighted-average vesting period of three years.

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

In January 2012, Sajid Karsan, who identifies himself as a stockholder of Aéropostale, demanded that the Aéropostale Board of Directors conduct a thorough investigation concerning possible claims for breach of fiduciary duty, insider trading, abuse of control, gross mismanagement, and unjust enrichment against the following directors and officers: Thomas P. Johnson, Marc D. Miller, Julian R. Geiger, Ronald R. Beegle, Robert B. Chavez, Michael J. Cunningham, Evelyn Dilsaver, John Haugh, Karin Hirtler-Garvey, John D. Howard, David B. Vermylen, Ross Citta, Mindy Meads, Mary Pile, Barbara Pindar, and Edward Slezak, and that a lawsuit be filed on behalf of Aéropostale against each of the named individuals, if warranted.  On May 2, 2012, the outside, non-management directors on Aéropostale's Board determined to refuse the demand that a lawsuit be filed against these individuals.

We are also party to various litigation matters and proceedings in the ordinary course of business.  In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees - In August 2011, we entered into a new three-year sourcing agreement with one of our sourcing agents. The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement. In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two-year period during the term of the agreement. If we purchase less than this amount over the two-year measurement period, then we will be obligated to pay the contracted commission on the shortfall from the guaranteed minimum. As of July 28, 2012, we expect to meet our minimum product purchase commitment. In addition, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse the agent for costs and expenses, if any, that it had incurred. We have not issued any other third party guarantees or commercial commitments as of July 28, 2012.

In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of July 28, 2012, the outstanding letter of credit was $0.2 million and expires on June 30, 2013. We have not issued any other stand-by or commercial letters of credit as of July 28, 2012.

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

We follow the provisions of ASC Topic 740, “Income Taxes”, which includes the accounting and disclosure for uncertainty in income taxes.  We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Uncertain tax position liabilities, inclusive of interest and penalties were $2.8 million as of July 28, 2012, $3.9 million at January 28, 2012, and $4.4 million at July 30, 2011.  Reversal of these liabilities, along with reversal of related deferred tax assets, would favorably impact our effective tax rate. During the first quarter of 2012, we decreased the balance of the liability for unrecognized tax benefits and related deferred tax assets by a net of approximately $0.8 million as a result of the settlement of a state audit and the lapse of the statute of limitations for such period. The liabilities for uncertain tax positions are subject to change based on future events, the timing of which is uncertain, however the Company does not anticipate that the balance of such liability will significantly decrease during the next twelve months.

We file income tax returns in the U.S. and in various states, Canada and Puerto Rico. Our 2009 and 2010 federal corporate income tax returns are currently under audit by the Internal Revenue Service. Currently, no issues have been identified and we expect the audits to be completed during 2012. All tax returns remain open for examination generally for our 2007 through 2010 tax years by various taxing authorities. However, certain states may keep their statute open for six to ten years.

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

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” is intended to provide information to help you better understand our financial condition and results of operations.  Our business is highly seasonal, and historically we realize a significant portion of our sales, net income, and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in our third quarter and the holiday selling season in our fourth quarter.  Therefore, our interim period consolidated financial statements may not be indicative of our full-year results of operations, financial condition or cash flows. We recommend that you read this section along with the condensed consolidated financial statements and notes included in this report and along with our Annual Report on Form 10-K for the year ended January 28, 2012.

The discussion in the following section is on a consolidated basis, unless indicated otherwise.

Results of Operations

Overview

During fiscal 2012, we are focused on improving our financial performance by executing certain key initiatives.  We continue to refine our merchandise assortments and broaden our offering, in addition to increasing the projection of our fashion and lifestyle proposition.  We continue to invest in our infrastructure, increasing efficiencies and supporting our long-term growth. In addition, we continue to develop our long-term growth drivers: P.S. from Aéropostale, e-commerce and international.  The macroeconomic and competitive challenges we faced in 2011 have continued through 2012.  However, product costs are expected to decline during the remainder of fiscal 2012 as compared to the same periods of fiscal 2011.

For the second quarter of 2012, we achieved net sales of $485.3 million, or a 4% increase when compared to the second quarter of 2011. Gross profit, as a percentage of net sales, increased by 0.9 percentage points. Gross profit for the second quarter and first twenty-six weeks of fiscal 2011 included a pre-tax benefit of $8.7 million from the resolution of a dispute with one of our sourcing agents. Of this benefit, $8.0 million related to periods prior to fiscal 2011. SG&A, as a percentage of net sales increased by 2.0 percentage points for the second quarter of 2012. Net income for the second quarter of 2012 was $0.1 million, or $0.00 per diluted share, compared to net income of $2.9 million, or $0.04 per diluted share, for the second quarter of 2011.

As of July 28, 2012, we had working capital of $251.5 million, cash and cash equivalents of $169.6 million, no short-term investments and no debt outstanding. Average square footage growth was 4% over the comparable prior year period. Consolidated merchandise inventories decreased by 1% and by 6% on a per retail square foot basis at July 28, 2012 compared to July 30, 2011.

In the second quarter of 2012, we opened seven Aéropostale stores and closed four stores, opened 15 P.S. from Aéropostale stores, and remodeled one Aéropostale store. We operated 1,085 stores at July 28, 2012, an increase of 43 stores from the same period last year, attributable to new P.S. from Aéropostale stores in the U.S. and new Aéropostale stores in both the U.S. and Canada.

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		26 weeks ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	25.3%	24.4%	26.6%	26.7%
Selling, general and administrative expenses	25.2%	23.2%	24.9%	23.2%
Income from operations	0.1%	1.2%	1.7%	3.5%
Interest expense	—%	—%	—%	—%
Income before income taxes	0.1%	1.2%	1.7%	3.5%
Income taxes	0.1%	0.5%	0.6%	1.4%
Net income	—%	0.7%	1.1%	2.1%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table. In the first quarter of 2012, we began presenting certain key performance indicators such as comparable store sales change, on both the basis of excluding the e-commerce channel and including the e-commerce channel as further detailed below:

	13 weeks ended		26 weeks ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales (in millions)	$485.3	$468.2	$982.6	$937.4
Total store count at end of period	1,085	1,042	1,085	1,042
Comparable store count at end of period	988	917	988	917
Net sales change	4%	(5)%	5%	(2)%
Comparable sales change (including the e-commerce channel)	—%	(12)%	1%	(9)%
Comparable store sales change (excluding the e-commerce channel)	(1)%	(14)%	—%	(10)%
Comparable average unit retail change (including the e-commerce channel)	(1)%	(15)%	—%	(13)%
Comparable units per sales transaction change (including the e-commerce channel)	5%	7%	4%	8%
Comparable sales transaction change (including the e-commerce channel)	(4)%	(3)%	(3)%	(3)%
Net sales per average square foot	$113	$115	$229	$233
Gross profit (in millions)	$122.8	$114.0	$261.8	$250.7
Income from operations (in millions)	$0.6	$5.4	$17.3	$33.0
Diluted earnings per share	$0.00	$0.04	$0.13	$0.23
Average square footage growth over comparable period	4%	9%	5%	9%
Change in total inventory over comparable period	(1)%	15%	(1)%	15%
Change in inventory per retail square foot over comparable period	(6)%	5%	(6)%	5%
Percentages of net sales by category:
Young Women’s	63%	64%	64%	66%
Young Men’s	37%	36%	36%	34%

Comparison of the 13 weeks ended July 28, 2012 to the 13 weeks ended July 30, 2011

Net Sales

Net sales for the second quarter of 2012 increased by $17.1 million, or by 4%, compared to the same period last year. The increase in net sales was driven by average store square footage growth of 4% primarily from new stores. The net sales increase reflects:

•	an increase of $14.9 million in non-comparable store sales due primarily to 43 more stores open at the end of the second quarter of 2012 compared to the end of the second quarter of 2011.

•	an increase of $6.8 million in net sales from our e-commerce business which increased by 27% to $31.9 million during the second quarter of 2012 when compared to the same period last year.

•	a decrease of $4.6 million in comparable store sales (excluding the e-commerce channel)

Comparable sales, including the e-commerce channel, were essentially flat when compared to the same period last year. Comparable store sales, excluding the e-commerce channel, decreased 1% when compared to the prior year. Comparable sales, including the e-commerce channel, were essentially flat in our young men's category and our young women's category. The overall comparable sales, including the e-commerce channel, reflected increases of 5% in units per sales transaction offset by decreases of 4% in the number of sales transactions and 1% in average unit retail.

Cost of Goods Sold and Gross Profit

Cost of sales includes costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing, freight from the distribution center to the stores, shipping and handling costs, payroll for our design, buying and merchandising departments and occupancy costs. Occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs and maintenance, depreciation and amortization and impairment charges. Cost of sales for the second quarter of fiscal 2011 included the above mentioned benefit from the resolution of a dispute with one of our sourcing agents.

Gross profit, as a percentage of net sales, increased by 0.9 percentage points for the second quarter of 2012 compared to the same period last year. The second quarter of fiscal 2011 included a benefit of 1.7 percentage points from the above mentioned resolution of a dispute with one of our sourcing agents. Excluding this benefit, gross profit as a percentage of net sales, increased by 2.6 percentage points for the second quarter of 2012 compared to the same period last year, due primarily to higher merchandise margins.

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

SG&A, as a percentage of net sales, was 25.2 percent for the second quarter of 2012 compared to 23.2 percent for the same period last year. The increase was primarily due to higher corporate expenses of 1.1 percentage points (of which 0.7 percentage points was related to incentive compensation), higher store-line expenses of 0.5 percentage points, higher e-commerce transaction costs of 0.3 percentage points and higher marketing costs of 0.2 percentage points. These increases were partially offset by a decrease in transaction related expenses of 0.1 percentage points.

SG&A increased by $13.5 million for the second quarter of 2012 compared to the second quarter of 2011. For the second quarter of 2012, corporate expenses increased by $6.4 million, which consisted of incentive compensation of $3.4 million, benefits of $1.4 million and other expenses of $1.6 million. Additionally, store-line expenses increased by $4.8 million, e-commerce transaction expenses increased by $1.5 million and marketing expenses of $1.3 million. These increases were partially offset by a decrease in transaction related expenses of $0.5 million.

Income taxes

The increase in the effective tax rate for the quarter was primarily a result of an increase in the year to date rate to 37.3%, combined with a lower profit before tax for the second quarter of fiscal 2012.

Net income

Net income was $0.1 million, or $0.00 per diluted share, for the second quarter of 2012, compared to net income of $2.9 million, or $0.04 per diluted share, for the second quarter of 2011. The above mentioned benefit from the resolution of a dispute with one of our sourcing agents increased net income by $4.7 million, or by $0.06 per diluted share, during the second quarter of 2011.

Comparison of the 26 weeks ended July 28, 2012 to the 26 weeks ended July 30, 2011

Net Sales

Net sales for the first twenty-six weeks of 2012 increased by $45.2 million, or by 5%, compared to the same period last year. The increase in net sales was driven by average store square footage growth of 5% primarily from new stores. The net sales increase reflects:

•
an increase of $33.2 million in non-comparable store sales due primarily to 43 more stores open at the end of the first twenty-six weeks of 2012 compared to the end of the first twenty-six weeks of 2011.

•	an increase of $15.8 million in net sales from our e-commerce business which increased by 30% to $69.0 million during the first twenty-six weeks of 2012 when compared to the same period last year.

•	a decrease of $3.8 million in comparable store sales (excluding the e-commerce channel)

Comparable sales, including the e-commerce channel, increased 1% when compared to the same period last year. Comparable store sales, excluding the e-commerce channel, were essentially flat when compared to the prior year. Comparable sales, including the e-commerce channel, increased in our young men's category by 2% and our young women's category was essentially flat. The overall comparable sales, including the e-commerce channel, reflected increases of 4% in units per sales transaction, offset by a decrease of 3% in the number of sales transactions. Average unit retail was essentially flat.

Cost of Goods Sold and Gross Profit

Gross profit, as a percentage of net sales, decreased by 0.1 percentage points for the first twenty-six weeks of 2012 compared to the same period last year. Fiscal 2011 included a benefit of 0.9 percentage points from the above mentioned resolution of a dispute with one of our sourcing agents. Excluding this benefit, gross profit as a percentage of net sales, increased by 0.8 percentage points. The increase in gross profit was due primarily to 0.4 percentage points of higher merchandise margin and 0.3 percentage points of depreciation expense leverage.

SG&A

SG&A, as a percentage of net sales, was 24.9 percent for the first twenty-six weeks of 2012 compared to 23.2 percent for the same period last year. The increase was primarily due to higher corporate expenses of 1.1 percentage points (of which 0.7 percentage points was related to incentive compensation), higher e-commerce transaction costs of 0.3 percentage points, higher store-line expenses of 0.2 percentage points and higher marketing costs of 0.2 percentage points. These increases were partially offset by a decrease in transaction related expenses of 0.2 percentage points.

SG&A increased by $26.8 million for the first twenty-six weeks of 2012 compared to the first twenty-six weeks of 2011. For the first twenty-six weeks of 2012, corporate expenses increased by $13.5 million, which consisted of incentive compensation of $6.8 million, benefits of $3.5 million and other expenses of $3.2 million. Additionally, store-line expenses increased by $8.2 million, e-commerce transaction expenses increased by $3.5 million and marketing expenses of $2.7 million. These increases were partially offset by a decrease in transaction related expenses of $1.2 million.

Income taxes

The effective income tax rate was 37.3% for the first twenty-six weeks of 2012 and 41.2% for the first twenty-six weeks of 2011. The reduction in the effective tax rate was primarily due to a $0.8 million reduction in the net liability for unrecognized tax benefits during the first quarter of 2012 as a result of the favorable settlement of a tax audit and the lapse of the statute of limitations for such period.

Net income

Net income was $10.6 million or $0.13 per diluted share, for the first twenty-six weeks of 2012, compared to net income of $19.3 million, or $0.23 per diluted share, for the first twenty-six weeks of 2011. The above mentioned benefit from the resolution of a dispute with one of our sourcing agents increased net income by $4.7 million, or by $0.05 per diluted share, during the first twenty-six weeks of 2011.

 Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement or enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Generally, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents and if necessary, our credit facility. At July 28, 2012, we had working capital of $251.5 million, cash and cash equivalents of $169.6 million and no debt outstanding under our $175.0 million credit facility. Additionally, we repurchase our common stock from time to time under a stock repurchase program (see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements).

The following table sets forth our cash flows for the period indicated:

	26 weeks ended
	July 28, 2012	July 30, 2011
	(In thousands)
Net cash used in operating activities	$(16,048)	$(48,091)
Net cash used in investing activities	(39,083)	(46,543)
Net cash provided by (used in) financing activities	1,028	(98,480)
Effect of exchange rate changes	31	638
Net decrease in cash and cash equivalents	$(54,072)	$(192,476)

Operating activities - Net cash used in operating activities decreased by $32.0 million for the first twenty-six weeks of 2012 compared to the same period in 2011. The improvement in net cash used in operating activities was primarily due to decreases in cash used for income taxes of $26.5 million, accrued compensation of $18.1 million and merchandise inventory of $8.3 million and was partially offset by less cash provided by accounts payable of $19.1 million and a decrease in net income of $8.7 million.

Consolidated merchandise inventories decreased by 1% in total, as compared to July 30, 2011, or by 6% on a per retail square foot basis.

Investing activities - Net cash used in investing activities related to capital expenditures was $39.1 million for the first twenty-six weeks of 2012 compared to $46.5 million for the first twenty-six weeks of 2011.

Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. During fiscal 2012, we plan to invest a total of approximately $66.0 million in capital expenditures. During the first twenty-six weeks of 2012, we invested $45.0 million, which includes $6.0 million of accruals related to purchases of property and equipment. During the first twenty-six weeks of 2012, we opened 10 Aéropostale stores, 25 P.S. from Aéropostale stores and remodeled five Aéropostale stores. During the remainder of the fiscal year, we plan to open 8 Aéropostale stores and approximately 5 P.S. from Aéropostale stores. We plan to defer a number of store remodels until we develop and implement our new Aéropostale store prototype.

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

We did not repurchase any common stock during the first twenty-six weeks of 2012.  During the first twenty-six weeks of 2011, we repurchased 4.2 million shares for $100.1 million, all during the first quarter.  Under the program to date, we have repurchased 57.1 million shares of our common stock for $1.0 billion, at an average price of $17.57 per share.  As of July 28, 2012, we have approximately $145.2 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

Revolving Credit Facility

In September 2011, we entered into an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”). The Credit Facility provides for a revolving credit line up to $175.0 million. The Credit Facility is available for working capital and general corporate purposes. The Credit Facility is scheduled to expire on September 22, 2016, and is guaranteed by all of our domestic subsidiaries (the “Guarantors”). No amounts were outstanding during the second quarter of 2012 or as of July 28, 2012 under the Credit Facility. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Agreement in the event of our election to draw funds in the foreseeable future.

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

During the second quarter of 2012 and as of July 28, 2012, we had no outstanding balances under the Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of July 28, 2012, the outstanding letter of credit was $0.2 million and expires on June 30, 2013. We have not issued any other stand-by or commercial letters of credit as of July 28, 2012 under the Credit Facility.

As of July 28, 2012, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of July 28, 2012:

		Payments Due
	Total	Balance of 2012	In 2013 and 2014	In 2015 and 2016	After 2017
	(In thousands)
Contractual Obligations
Real estate operating leases	$928,419	$59,349	$260,516	$209,994	$398,560
Equipment operating leases	8,097	2,087	5,659	351	—
Employment agreements	2,390	797	1,593	—	—
Total contractual obligations	$938,906	$62,233	$267,768	$210,345	$398,560

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

We have employment agreements with Thomas P. Johnson, our Chief Executive Officer and Michael J. Cunningham, our President. The total contractual commitment for these agreements combined is $2.4 million as of July 28, 2012 and is included in the above table.

As discussed in Note 8 to the Notes to Consolidated Financial Statements, we have a SERP liability of $12.2 million and other retirement plan liabilities of $2.5 million at July 28, 2012.  Such liability amounts are not reflected in the table above.

Our total liabilities for unrecognized tax benefits were $2.8 million at July 28, 2012. We cannot make a reasonable estimate of the amount and timing of related future payments for these non-current liabilities of $2.8 million. Therefore these liabilities were not included in the above table.

In August 2011, we entered into a new three-year sourcing agreement with one of our sourcing agents. The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement. In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two-year period during the term of the agreement. If we purchase less than this amount over the two-year measurement period, then we will be obligated to pay the contracted commission on the shortfall from the guaranteed minimum. As of July 28, 2012, we expect to meet our minimum product purchase commitment. In addition, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse the agent for costs and expenses, if any, that it had incurred. All other open purchase orders are cancellable without penalty and are therefore not included in the above table. We have not issued any other third party guarantees or commercial commitments as of July 28, 2012.

In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of July 28, 2012, the outstanding letter of credit was $0.2 million and expires on June 30, 2013. We have not issued any other stand-by or commercial letters of credit as of July 28, 2012.

The above table also does not include contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of conditional bonuses that may be paid is $1.6 million during the remainder of fiscal 2012, $0.9 million during fiscal 2013 and $0.3 million during fiscal 2014.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of July 28, 2012, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

As of July 28, 2012, there have been no material changes to any of the critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of July 28, 2012, we had no outstanding borrowings under our Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of July 28, 2012, the outstanding letter of credit was $0.2 million and expires on June 30, 2013. We have not issued any other stand-by or commercial letters of credit as of July 28, 2012 under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk from interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency, are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive income (loss). The unrealized gain of approximately $2.5 million is included in accumulated other comprehensive loss as of July 28, 2012. A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $3.5 million, which would be recorded in other comprehensive income (loss) as an unrealized gain or loss.

We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars.  These foreign currency transaction gains and losses are charged or credited to earnings as incurred. We do not hedge our exposure to this currency exchange fluctuation and transaction gains and losses to date have not been significant.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our second quarter ended July 28, 2012, our disclosure controls and procedures are effective.

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

In January 2012, Sajid Karsan, who identifies himself as a stockholder of Aéropostale, demanded that the Aéropostale Board of Directors conduct a thorough investigation concerning possible claims for breach of fiduciary duty, insider trading, abuse of control, gross mismanagement, and unjust enrichment against the following directors and officers: Thomas P. Johnson, Marc D. Miller, Julian R. Geiger, Ronald R. Beegle, Robert B. Chavez, Michael J. Cunningham, Evelyn Dilsaver, John Haugh, Karin Hirtler-Garvey, John D. Howard, David B. Vermylen, Ross Citta, Mindy Meads, Mary Pile, Barbara Pindar, and Edward Slezak, and that a lawsuit be filed on behalf of Aéropostale against each of the named individuals, if warranted.  On May 2, 2012, the outside, non-management directors on Aéropostale's Board determined to refuse the demand that a lawsuit be filed against these individuals.

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

Generally accepted accounting principles and the related authoritative guidance, for many aspects of our business, including revenue recognition, inventories, evaluation for long-lived asset impairment, leases, income taxes and stock-based compensation are complex and involve subjective judgments. Changes in these rules or changes in the underlying estimates, assumptions or judgments by our management could have a material impact on our results of operations. For example, proposed authoritative guidance for lease accounting, once finalized and enacted, may have a material impact on our results of operations and financial position.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our common stock from time to time under a stock repurchase program. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. Our purchases of treasury stock for the second quarter of fiscal 2012 and remaining availability pursuant to our share repurchase program were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a)
				(In thousands)
April 29 to May 26, 2012	—	$—	—	$145,219
May 27 to June 30, 2012	—	—	—	$145,219
July 1 to July 28, 2012	—	—	—	$145,219
Total	—	$—	—
__________

(a)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

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

Dated: August 30, 2012