Form 10-Q
period 2012-10-27
AEROPOSTALE INC
filed 2012-12-03
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2012
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

The Registrant had 78,266,839 shares of common stock outstanding as of November 23, 2012.

AÉROPOSTALE, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	October 27, 2012	January 28, 2012	October 29, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$184,456	$223,712	$109,379
Merchandise inventory	277,440	163,522	265,133
Deferred income taxes	7,414	7,406	13,586
Prepaid taxes	11,451	7,199	10,010
Prepaid expenses and other current assets	45,713	39,960	43,904
Total current assets	526,474	441,799	442,012
Fixtures, equipment and improvements, net	298,915	287,393	313,483
Other assets	4,057	6,041	5,830
TOTAL ASSETS	$829,446	$735,233	$761,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$178,523	$103,476	$171,592
Accrued expenses and other current liabilities	107,377	89,735	77,701
Total current liabilities	285,900	193,211	249,293
Deferred rent, tenant allowances and other long-term liabilities	116,620	114,979	112,326
Non-current retirement benefit plan liabilities	15,228	13,696	12,927
Uncertain tax contingency liabilities	2,904	3,913	4,581

Commitments and contingent liabilities (See notes 8, 9 and 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 91,863; 91,259 and 91,150 shares issued	919	913	911
Additional paid-in capital	214,455	206,670	204,200
Accumulated other comprehensive (loss) income	(439)	(839)	15
Retained earnings	494,873	459,279	433,180
Treasury stock 13,596; 10,429 and 10,400 shares, at cost	(301,014)	(256,589)	(256,108)
Total stockholders’ equity	408,794	409,434	382,198
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$829,446	$735,233	$761,325

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	13 weeks ended		39 weeks ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$605,918	$596,506	$1,588,469	$1,533,880
Cost of sales (includes certain buying, occupancy and warehousing expenses)	436,911	434,985	1,157,680	1,121,666
Gross profit	169,007	161,521	430,789	412,214
Selling, general and administrative expenses	126,514	121,793	371,012	339,524
Income from operations	42,493	39,728	59,777	72,690
Interest expense, net	39	185	346	300
Income before income taxes	42,454	39,543	59,431	72,390
Income taxes	17,507	15,435	23,837	28,974
Net income	$24,947	$24,108	$35,594	$43,416
Basic earnings per share	$0.31	$0.30	$0.44	$0.53
Diluted earnings per share	$0.31	$0.30	$0.44	$0.53
Weighted average basic shares	79,833	80,741	80,714	81,358
Weighted average diluted shares	80,136	81,068	81,157	81,924

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	13 weeks ended		39 weeks ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net income	$24,947	$24,108	$35,594	$43,416
Other comprehensive income (loss):
Pension liability, net of income taxes of $29, $(216), $93 and $(52), respectively	53	(334)	152	(82)
Foreign currency translation adjustment (See Note 4)	218	(1,448)	248	540
Other comprehensive income (loss)	271	(1,782)	400	458
Comprehensive income	$25,218	$22,326	$35,994	$43,874

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	39 weeks ended
	October 27, 2012	October 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,594	$43,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,929	49,691
Stock-based compensation	6,649	7,322
Excess tax benefits from stock-based compensation	(414)	(414)
Other	(4,111)	(4,160)
Changes in operating assets and liabilities:
Merchandise inventory	(113,696)	(108,478)
Prepaid taxes and other assets	(9,064)	(21,566)
Accounts payable	74,913	68,474
Accrued expenses and other liabilities	18,574	(28,079)
Net cash provided by operating activities	55,374	6,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(54,946)	(64,165)
Net cash used in investing activities	(54,946)	(64,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(40,842)	(100,039)
Proceeds from exercise of stock options	729	1,112
Excess tax benefits from stock-based compensation	414	414
Net cash used in financing activities	(39,699)	(98,513)

Effect of exchange rate changes	15	298

Net decrease in cash and cash equivalents	(39,256)	(156,174)
Cash and cash equivalents, beginning of year	223,712	265,553
Cash and cash equivalents, end of period	$184,456	$109,379
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$13,173	$47,708
Accruals related to purchases of property and equipment	$4,656	$4,724

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

Aéropostale, Inc. and its subsidiaries (“we”, “us”, “our”, the “Company” or “Aéropostale”) is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 4 to 12 year-old kids through its P.S. from Aéropostale stores.  We provide customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise.  Aéropostale products can be purchased in Aéropostale stores and online at www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com or ps4u.com are solely references to a uniform resource locator, or URL, and are inactive textual references only, not intended to incorporate the websites into this Quarterly Report on Form 10-Q).  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, certain Aéropostale stores and online at www.ps4u.com.  As of October 27, 2012, we operated 992 Aéropostale stores, consisting of 914 stores in all 50 states and Puerto Rico, 78 stores in Canada, as well as 99 P.S. from Aéropostale stores in 20 states.  In addition, pursuant to various licensing agreements, our licensees operated 27 Aéropostale and P.S. from Aéropostale stores in the Middle East, Asia and Europe. These licensees are expected to continue opening new stores in these regions. In May 2012, we signed a licensing agreement, pursuant to which the licensee is expected to open approximately 10 to 15 stores in the Philippines over the next five years. In July 2012, we signed another licensing agreement, pursuant to which the licensee is expected to open approximately 15 to 20 stores in Panama and Colombia over the next five years.

On November 13, 2012, we entered into an agreement to acquire substantially all of the assets of online women's fashion footwear and apparel retailer GoJane.com, Inc. (“GoJane”). Based in Ontario, California, GoJane focuses primarily on fashion footwear, with a select offering of contemporary apparel and other accessories. See Note 13 for additional information on the acquisition of GoJane.

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

References to “2012” or “fiscal 2012” mean the 53-week period ending February 2, 2013 and references to “2011” or “fiscal 2011” mean the 52-week period ended January 28, 2012.  References to “the third quarter of 2012” mean the thirteen-week period ended October 27, 2012 and references to “the third quarter of 2011” mean the thirteen-week period ended October 29, 2011.

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

2.  Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores and at the time our e-commerce customers take possession of merchandise. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized. Also included in sales revenue is shipping revenue from our e-commerce customers. Sales tax collected from customers is excluded from revenue and is included in accrued expenses on our Unaudited Condensed Consolidated Balance Sheets. Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum royalty levels. During fiscal 2011, we launched a loyalty rewards program for our P.S. from Aéropostale stores. Accordingly, we have recorded a deferred sales liability within accrued expenses in connection with this program. The amount recorded was not material to the financial statements for any period presented. Revenue is not recorded on the purchase of gift cards or issuance of store credits. A current liability is recorded upon purchase and revenue is recognized when the gift card or store credits are redeemed for merchandise. We also recognize breakage income for the portion of gift cards estimated to be unredeemed. We have relieved our legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction. We therefore determined that the likelihood of certain gift cards being redeemed by the customer was remote, based upon historical redemption patterns of gift cards. For those gift cards that we determined redemption to be remote, we reversed our liability and recorded gift card breakage income in net sales. We recorded gift card breakage income of $0.6 million during both the third quarter of 2012 and 2011. We recorded gift card breakage income of $1.9 million during the first thirty-nine weeks of 2012, compared to $2.3 million in the first thirty-nine weeks of 2011.

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

Cost of sales for the first thirty-nine weeks of 2011 included a pre-tax benefit of $8.7 million resulting from the resolution of a dispute with one of our sourcing agents, related to prior period allowances.  Of this benefit, $8.0 million related to fiscal years 2007 through 2010 and was not material to any individual prior period.

Selling, general and administrative expenses, or “SG&A”, include costs related to selling expenses, store management and corporate expenses such as payroll and employee benefits, marketing expenses, employment taxes, information technology maintenance costs and expenses, insurance and legal expenses, e-commerce transaction related expenses, store pre-opening costs and other corporate level expenses. Store pre-opening costs include store level payroll, grand opening event marketing, travel, supplies and other store pre-opening expenses.

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

During the third quarter of 2012 and the first thirty-nine weeks of 2012, we repurchased 3.0 million shares of our common stock for $40.8 million.  During the first thirty-nine weeks of 2011, we repurchased 4.2 million shares for $100.0 million, all during the first quarter.  Under the program to date, we have repurchased 60.1 million shares of our common stock for $1.0 billion.  As of October 27, 2012, we have approximately $104.4 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

Accumulated Other Comprehensive (Loss) Income

The following table sets forth the components of accumulated other comprehensive (loss) income:

	October 27, 2012	January 28, 2012	October 29, 2011
	(In thousands)
Pension liability, net of tax	$(3,206)	$(3,358)	$(2,905)
Cumulative foreign currency translation adjustment [1]	2,767	2,519	2,920
Total accumulated other comprehensive (loss) income	$(439)	$(839)	$15

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

5.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended		39 weeks ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(In thousands, except per share data)
Net income	$24,947	$24,108	$35,594	$43,416
Weighted average basic shares	79,833	80,741	80,714	81,358
Impact of dilutive securities	303	327	443	566
Weighted average diluted shares	80,136	81,068	81,157	81,924
Basic earnings per share	$0.31	$0.30	$0.44	$0.53
Diluted earnings per share	$0.31	$0.30	$0.44	$0.53

Options to purchase 409,508 shares during the third quarter of 2012 and 155,266 shares during the first thirty-nine weeks of 2012 were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. Similarly, options to purchase 550,497 shares were excluded from the computation of diluted earnings per share during the third quarter of 2011 and 205,380 shares during the first thirty-nine weeks of 2011.

6.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	October 27, 2012	January 28, 2012	October 29, 2011
	(In thousands)
Accrued gift cards	$18,238	$27,897	$16,873
Accrued compensation	23,099	14,107	16,865
Accrued rent	12,516	12,027	12,097
Accrued income taxes	15,436	1,315	—
Other	38,088	34,389	31,866
Total accrued expenses and other current liabilities	$107,377	$89,735	$77,701

7.  Revolving Credit Facility

In September 2011, we entered into an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”). There have been no changes to our $175.0 million Credit Facility as disclosed in the notes to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

During the third quarter of 2012 and as of October 27, 2012, we had no outstanding balances under the Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of October 27, 2012, the outstanding letter of credit was $0.2 million and expires on June 30, 2013. We have not issued any other stand-by or commercial letters of credit as of October 27, 2012 under the Credit Facility.

In conjunction with our acquisition of GoJane.com, Inc., we obtained a Waiver and Consent from Bank of America, N.A. on November 8, 2012 for the Permitted Acquisition clause in the Credit Facility (see Note 13 for a further discussion regarding this acquisition.)

As of October 27, 2012, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.

8.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	October 27, 2012	January 28, 2012	October 29, 2011
	(In thousands)
Supplemental Executive Retirement Plan (“SERP”)	$12,488	$11,601	$10,293
Other retirement plan liabilities	2,740	2,095	2,634
Long-term retirement benefit plan liabilities	$15,228	$13,696	$12,927

401(k) Plan

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements.  Under the terms of the plan, employees may contribute, subject to statutory limitations, up to 100% of gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants.  We also have the option to make additional contributions or to suspend the employer contribution at any time. The employer's matching contributions vest over a five-year service period with 20% vesting after two years and 50% vesting after year three.  Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after five years of service. During fiscal 2011, we established separate defined contribution plans for eligible employees in both Canada and Puerto Rico who meet certain requirements. Contribution expense for all plans was not material to the condensed consolidated financial statements for any period presented.

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

The components of net periodic pension benefit cost are as follows:

	13 weeks ended		39 weeks ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(In thousands)
Service cost	$181	$146	$543	$426
Interest cost	114	124	342	386
Amortization of prior experience cost	19	19	57	55
Amortization of net loss	70	52	210	156
Net periodic pension benefit cost	$384	$341	$1,152	$1,023

Other Retirement Plan Liabilities

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management. The plan is a non-qualified, non-contributory defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP. We record annual monetary credits to each participant's account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant's account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants' accounts will be fully vested upon retirement after completing five years of service and attaining age 55. Compensation expense and the liability related to this plan were not material to our unaudited condensed consolidated financial statements for any period presented.

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

The following table summarizes non-vested shares of stock outstanding as of October 27, 2012:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 29, 2012	1,136	$20.66
Granted	177	21.12
Vested	(354)	19.55
Cancelled	(9)	21.06
Outstanding as of October 27, 2012	950	$21.14

Total compensation expense is being amortized over the vesting period.  Compensation expense related to non-vested stock activity was $1.9 million for the third quarter of 2012 and $2.2 million for the third quarter of 2011.  Compensation expense related to non-vested stock activity was $5.9 million for the first thirty-nine weeks of 2012 and $6.5 million for the first thirty-nine weeks of 2011. As of October 27, 2012, there was $8.4 million of unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over the weighted average period of one year.  No shares vested during the third quarter of fiscal 2012. The total fair value of shares vested was $0.2 million during the third quarter of fiscal 2011. The total fair value of shares vested was $6.9 million during the first thirty-nine weeks of 2012 and $5.7 million during the first thirty-nine weeks of 2011.

In connection with the GoJane acquisition, we granted shares of our non-vested common stock ("Restricted Shares") to the two individual stockholders of GoJane (see Note 13 for a further discussion regarding this acquisition.)

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

The following table summarizes performance shares of stock outstanding as of October 27, 2012:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 29, 2012	212	$16.65
Granted	168	21.24
Vested	(200)	16.65
Cancelled	—	—
Outstanding as of October 27, 2012	180	$21.55

Total compensation expense is being amortized over the vesting period. Compensation expense related to performance shares was $0.3 million for the third quarter of 2012 and $0.7 million for the first thirty-nine weeks of 2012 based on our determination of the likelihood of achieving the performance conditions associated with the respective shares. This compares to an expense of $0.6 million for the third quarter of 2011 and an expense of $0.2 million for the first thirty-nine weeks of 2011. As of October 27, 2012, there was $2.9 million of unrecognized compensation cost related to performance shares that is expected to be recognized over the weighted average period of two years.

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

The fair value of options was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires certain assumptions, including estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). For the first thirty-nine weeks of 2012, our expected volatility was 50%, expected term was 3.86 years, risk-free interest rate was 0.52% and expected forfeiture rate was 5%. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of income.

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

The following table summarizes stock option transactions for common stock during the third quarter of 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of January 29, 2012	593	$15.86
Granted	10	16.77
Exercised	(49)	14.63
Cancelled[1]	(14)	16.09
Outstanding as of October 27, 2012	540	$15.98	2.11	$—
Options vested as of October 27, 2012 and expected to vest[2]	539	$15.98	2.11	$—
Exercisable as of October 27, 2012	520	$15.95	1.92	$—

1 The number of options cancelled includes approximately 12,000 expired shares.
2 The number of options expected to vest takes into consideration estimated expected forfeitures.

We recognized less than $0.1 million in compensation expense related to stock options during the third quarter of 2012 and $0.1 million during the third quarter of 2011.  We recognized $0.1 million in compensation expense related to stock options during the first thirty-nine weeks of 2012 and $0.6 million during the first thirty-nine weeks of 2011. For the first thirty-nine weeks of 2012, the intrinsic value of options exercised was less than $0.1 million as compared to $0.2 million for the first thirty-nine weeks of 2011.

The following table summarizes information regarding non-vested outstanding stock options as of October 27, 2012:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of January 29, 2012	31	$7.60
Granted	10	6.39
Vested	(19)	8.21
Cancelled	(2)	—
Non-vested as of October 27, 2012	20	$6.41

As of October 27, 2012, there was $0.1 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining over the remaining weighted-average vesting period of three years.

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

Guarantees - In August 2011, we entered into a new three-year sourcing agreement with one of our sourcing agents. The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement. In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two-year period during the term of the agreement. If we purchase less than this amount over the two-year measurement period, then we will be obligated to pay the contracted commission on the shortfall from the guaranteed minimum. As of October 27, 2012, we expect to meet our minimum product purchase commitment. In addition, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse the agent for costs and expenses, if any, that it had incurred. We have not issued any other third party guarantees or commercial commitments as of October 27, 2012.

In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of October 27, 2012, the outstanding letter of credit was $0.2 million and expires on June 30, 2013. We have not issued any other stand-by or commercial letters of credit as of October 27, 2012.

11. Income Taxes

We review the annual effective tax rate on a quarterly basis and make necessary changes if information or events merit.  The estimated annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates.  The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occur); or impacts from tax law changes.  To the extent such changes impact our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occur.

We follow the provisions of ASC Topic 740, “Income Taxes”, which includes the accounting and disclosure for uncertainty in income taxes.  We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Uncertain tax position liabilities, inclusive of interest and penalties were $2.9 million as of October 27, 2012, $3.9 million at January 28, 2012, and $4.6 million at October 29, 2011.  Reversal of these liabilities, along with reversal of related deferred tax assets, would favorably impact our effective tax rate. During the first quarter of 2012, we decreased the balance of the liability for unrecognized tax benefits and related deferred tax assets by a net of approximately $0.8 million as a result of the settlement of a state audit and the lapse of the statute of limitations for such period. The liabilities for uncertain tax positions are subject to change based on future events, the timing of which is uncertain, however the Company does not anticipate that the balance of such liability will significantly decrease during the next twelve months.

We file income tax returns in the U.S. and in various states, Canada and Puerto Rico. The Internal Revenue Service concluded an audit of our 2009 and 2010 federal corporate income tax returns resulting in no changes to the returns as filed. All tax returns remain open for examination generally for our 2007 through 2010 tax years by various taxing authorities. However, certain states may keep their statute open for six to ten years.

12. Recent Accounting Developments

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04, "Technical Corrections and Improvements.”  ASU 2012-04 contains certain technical corrections and conforming fair value amendments to the FASB Accounting Standards Codification. The amendments that do not have transition guidance were effective upon issuance.  The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.  The adoption of ASU 2012-04 will not have a material impact on our results of operations or our financial position.

13. Subsequent Event

On November 13, 2012, we entered into an agreement to acquire substantially all of the assets of online women's fashion footwear and apparel retailer GoJane.com, Inc. Based in Ontario, California, GoJane focuses primarily on fashion footwear, with a select offering of contemporary apparel and other accessories. We believe this strategic acquisition of GoJane allows us to expand into new fashion categories online and will also leverage our existing e-commerce platform. We also believe that we will be able to utilize and leverage our existing infrastructure to develop and grow the GoJane business.

We will include the financial results of GoJane in our consolidated financial statements commencing November 13, 2012. The acquired assets consist primarily of merchandise inventories and other intangible assets, and are net of certain customer related liabilities.

Under the terms of the agreement, we acquired the assets in exchange for a purchase price of $33.2 million. The purchase price consists of $25.2 million in cash at closing paid from cash on hand, subject to certain adjustments. The purchase price also includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business in the next five years. These performance payments are not contingent upon continuous employment by the two individual stockholders.

Also, in connection with the GoJane acquisition, we granted shares of our non-vested common stock ("Restricted Shares") to the two individual stockholders of GoJane. The Restricted Shares will be treated as a liability based award with compensation expense recognized over the three years cliff vesting period. If the aggregate dollar value of the Restricted Shares on the vesting date is less than $8.0 million, then we shall pay to the two individual stockholders an amount in cash equal to the difference between $8.0 million and the fair market value of the Restricted Shares on the vesting date.

Acquisition related costs were not material for any period presented in our consolidated financial statements. Based upon the timing of the acquisition subsequent to the end of our third quarter of fiscal 2012, the initial accounting for the business combination is incomplete at this time as we are in the process of determining the fair values of the net assets acquired and any goodwill resulting from such acquisition.

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

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” is intended to provide information to help you better understand our financial condition and results of operations.  Our business is highly seasonal, and historically we realize a significant portion of our sales, net income, and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in our third quarter and the holiday selling season in our fourth quarter.  Therefore, our interim period consolidated financial statements may not be indicative of our full-year results of operations, financial condition or cash flows. We recommend that you read this section along with the unaudited condensed consolidated financial statements and notes included in this report and along with our Annual Report on Form 10-K for the year ended January 28, 2012.

The discussion in the following section is on a consolidated basis, unless indicated otherwise.

Results of Operations

Overview

We continue to focus on improving our financial performance by executing certain key initiatives.  We continue to refine our merchandise assortments and broaden our offering, in addition to increasing the projection of our fashion and lifestyle proposition.  We continue to invest in our infrastructure, increasing efficiencies and supporting our long-term growth. In addition, we continue to develop our long-term growth drivers: P.S. from Aéropostale, e-commerce and international.  The macroeconomic and competitive challenges we faced in 2011 have continued through 2012.  However, product costs have declined during the remainder of fiscal 2012 as compared to the same periods of fiscal 2011.

On November 13, 2012, we entered into an agreement to acquire substantially all of the assets of online women's fashion footwear and apparel retailer GoJane.com, Inc. (“GoJane”). Based in Ontario, California, GoJane focuses primarily on fashion footwear, with a select offering of contemporary apparel and other accessories. We believe this strategic acquisition of GoJane allows us to expand into new fashion categories online and will also leverage our existing e-commerce platform. We also believe that we will be able to utilize and leverage our existing infrastructure to develop and grow the GoJane business (See Note 13 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion.)

For the third quarter of 2012, we achieved net sales of $605.9 million, or a 2% increase when compared to the third quarter of 2011. Gross profit, as a percentage of net sales, increased by 0.8 percentage points. SG&A, as a percentage of net sales increased by 0.5 percentage points for the third quarter of 2012. Net income for the third quarter of 2012 was $24.9 million, or $0.31 per diluted share, compared to net income of $24.1 million, or $0.30 per diluted share, for the third quarter of 2011.

As of October 27, 2012, we had working capital of $240.6 million, cash and cash equivalents of $184.5 million, no short-term investments and no debt outstanding. Average square footage growth was 4% for the third quarter of 2012 over the comparable prior year period. Consolidated merchandise inventories increased by 5% and by 1% on a per retail square foot basis at October 27, 2012 compared to October 29, 2011.

In the third quarter of 2012, we opened five Aéropostale stores and closed two stores, as well as opened five P.S. from Aéropostale stores and closed two stores. We operated 1,091 stores at October 27, 2012, a net increase of 36 stores from the same period last year, attributable to new P.S. from Aéropostale stores in the U.S. and new Aéropostale stores in both the U.S. and Canada.

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		39 weeks ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	27.9%	27.1%	27.1%	26.9%
Selling, general and administrative expenses	20.9%	20.4%	23.4%	22.1%
Income from operations	7.0%	6.7%	3.7%	4.7%
Interest expense	—%	—%	—%	—%
Income before income taxes	7.0%	6.7%	3.7%	4.7%
Income taxes	2.9%	2.7%	1.5%	1.9%
Net income	4.1%	4.0%	2.2%	2.8%

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

	13 weeks ended		39 weeks ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales (in millions)	$605.9	$596.5	$1,588.5	$1,533.9
Total store count at end of period	1,091	1,055	1,091	1,055
Comparable store count at end of period	1,018	935	1,018	935
Net sales change	2%	(1)%	4%	(2)%
Comparable sales change (including the e-commerce channel)	(1)%	(7)%	1%	(8)%
Comparable store sales change (excluding the e-commerce channel)	(2)%	(9)%	(1)%	(10)%
Comparable average unit retail change (including the e-commerce channel)	(5)%	(7)%	(2)%	(11)%
Comparable units per sales transaction change (including the e-commerce channel)	3%	7%	3%	8%
Comparable sales transaction change (including the e-commerce channel)	2%	(7)%	(1)%	(5)%
Net sales per average square foot	$137	$142	$367	$375
Gross profit (in millions)	$169.0	$161.5	$430.8	$412.2
Income from operations (in millions)	$42.5	$39.7	$59.8	$72.7
Diluted earnings per share	$0.31	$0.30	$0.44	$0.53
Average square footage growth over comparable period	4%	7%	5%	8%
Change in total inventory over comparable period	5%	11%	5%	11%
Change in inventory per retail square foot over comparable period	1%	—%	1%	—%
Percentages of net sales by category:
Young Women’s	64%	66%	64%	66%
Young Men’s	36%	34%	36%	34%

Comparison of the 13 weeks ended October 27, 2012 to the 13 weeks ended October 29, 2011

Net Sales

Net sales for the third quarter of 2012 increased by $9.4 million, or by 2%, compared to the same period last year. The increase in net sales was driven by average store square footage growth of 4% primarily from new stores. The net sales increase reflects:

•	an increase of $12.4 million in non-comparable store sales due primarily to 36 more stores open at the end of the third quarter of 2012 compared to the end of the third quarter of 2011.

•	an increase of $5.4 million in net sales from our e-commerce business which increased by 12% to $51.1 million during the third quarter of 2012 when compared to the same period last year.

•	a decrease of $8.4 million, or by 2%, in comparable store sales (excluding the e-commerce channel)

Comparable sales, including the e-commerce channel, decreased by 1% when compared to the same period last year. Comparable sales, including the e-commerce channel, increased by 3% in our young men's category and decreased in our young women's category by 3%. The overall comparable sales, including the e-commerce channel, reflected increases of 3% in units per sales transaction and 2% in the number of sales transactions offset by a decrease of 5% in average unit retail.

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

Gross profit, as a percentage of net sales, increased by 0.8 percentage points for the third quarter of 2012 compared to the same period last year. The increase was due to higher merchandise margin of 1.6 percentage points due to lower product costs and leverage in depreciation costs of 0.3 percentage points. These were partially offset by the deleverage impact of occupancy costs of 0.6 percentage points and distribution and transportation costs of 0.5 percentage points.

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

SG&A, as a percentage of net sales, was 20.9% for the third quarter of 2012 compared to 20.4% for the same period last year. The increase was primarily due to higher marketing expenses of 0.5 percentage points, higher store-line expenses of 0.4 percentage points and higher e-commerce transaction costs of 0.2 percentage points. These increases were partially offset by a decrease in corporate expenses of 0.6 percentage points and store transaction related expenses of 0.1 percentage points.

SG&A increased by $4.7 million for the third quarter of 2012 compared to the third quarter of 2011. For the third quarter of 2012, the increase was due to increases in store-line expenses of $3.4 million, marketing expenses of $3.3 million and e-commerce transaction expenses of $1.3 million. These were partially offset by decreases in corporate expenses of $3.1 million, which consisted of incentive compensation of $2.4 million and stock compensation $0.7 million, and store transaction related expenses of $0.2 million.

Income taxes

The effective income tax rate was 41.2% for the third quarter of 2012 and 39.0% for the third quarter of 2011. The increase was due to the change in the mix of income and losses between domestic and foreign jurisdictions as well as certain valuation allowances recorded on net operating losses in the third quarter of 2012.

Net income

Net income was $24.9 million, or $0.31 per diluted share, for the third quarter of 2012, compared to net income of $24.1 million, or $0.30 per diluted share, for the third quarter of 2011.

Comparison of the 39 weeks ended October 27, 2012 to the 39 weeks ended October 29, 2011

Net Sales

Net sales for the first thirty-nine weeks of 2012 increased by $54.6 million, or by 4%, compared to the same period last year. The increase in net sales was driven by average store square footage growth of 5% primarily from new stores. The net sales increase reflects:

•
an increase of $45.5 million in non-comparable store sales due primarily to 36 more stores open at the end of the first thirty-nine weeks of 2012 compared to the end of the first thirty-nine weeks of 2011.

•	an increase of $21.2 million in net sales from our e-commerce business which increased by 21% to $120.2 million during the first thirty-nine weeks of 2012 when compared to the same period last year.

•	a decrease of $12.1 million, or by 1%, in comparable store sales (excluding the e-commerce channel)

Comparable sales, including the e-commerce channel, increased 1% when compared to the same period last year. Comparable sales, including the e-commerce channel, increased in our young men's category by 2% and decreased in our young women's category by 1%. The overall comparable sales, including the e-commerce channel, reflected increases of 3% in units per sales transaction, offset by decreases of 2% in average unit retail and 1% in the number of sales transactions.

Cost of Goods Sold and Gross Profit

Gross profit, as a percentage of net sales, increased by 0.2 percentage points for the first thirty-nine weeks of 2012 compared to the same period last year. Fiscal 2011 included a pre-tax benefit of $8.7 million, or 0.6 percentage points, from the resolution of a dispute with one of our sourcing agents. Excluding this benefit, gross profit as a percentage of net sales, increased by 0.8 percentage points. The increase in gross profit was due primarily to 0.9 percentage points of higher merchandise margin and 0.3 percentage points of depreciation expense leverage. These were offset by the deleverage in occupancy costs of 0.3 percentage points and distribution and transportation cost of 0.1 percentage points.

SG&A

SG&A, as a percentage of net sales, was 23.4% for the first thirty-nine weeks of 2012 compared to 22.1% for the same period last year. The increase was primarily due to higher corporate expenses of 0.5 percentage points, of which 0.3 percentage points was related to incentive compensation, higher e-commerce transaction costs of 0.3 percentage points, higher store-line expenses of 0.3 percentage points and higher marketing costs of 0.3 percentage points. These increases were partially offset by a decrease in store transaction related expenses of 0.1 percentage points.

SG&A increased by $31.5 million for the first thirty-nine weeks of 2012 compared to the first thirty-nine weeks of 2011. For the first thirty-nine weeks of 2012, store-line expenses increased by $11.7 million and corporate expenses increased by $10.4 million, which consisted of incentive compensation of $4.4 million, benefits of $2.5 million and other expenses of $3.5 million. Additionally, marketing expenses increased by $6.0 million and e-commerce transaction expenses increased by $4.8 million. These increases were partially offset by a decrease in store transaction related expenses of $1.4 million.

Income taxes

The effective income tax rate was 40.1% for the first thirty-nine weeks of 2012 and 40.0% for the first thirty-nine weeks of 2011.

Net income

Net income was $35.6 million or $0.44 per diluted share, for the first thirty-nine weeks of 2012, compared to net income of $43.4 million, or $0.53 per diluted share, for the first thirty-nine weeks of 2011. The above mentioned benefit from the resolution of a dispute with one of our sourcing agents increased net income by $4.7 million, or by $0.06 per diluted share, during the first thirty-nine weeks of 2011.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement or enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Generally, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents and if necessary, our credit facility. At October 27, 2012, we had working capital of $240.6 million, cash and cash equivalents of $184.5 million and no debt outstanding under our $175.0 million credit facility. Additionally, we repurchase our common stock from time to time under a stock repurchase program (see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements.) On November 13, 2012, we used $25.2 million of cash on hand as partial consideration to acquire the assets of GoJane.com, Inc. Please see Note 13 to the Unaudited Condensed Consolidated Financial Statements for further discussion regarding this acquisition. We may also utilize cash to make other strategic acquisitions.

The following table sets forth our cash flows for the period indicated:

	39 weeks ended
	October 27, 2012	October 29, 2011
	(In thousands)
Net cash provided by operating activities	$55,374	$6,206
Net cash used in investing activities	(54,946)	(64,165)
Net cash used in financing activities	(39,699)	(98,513)
Effect of exchange rate changes	15	298
Net decrease in cash and cash equivalents	$(39,256)	$(156,174)

Operating activities - Net cash provided by operating activities increased by $49.2 million for the first thirty-nine weeks of 2012 compared to the same period in 2011. The improvement in net cash used in operating activities was primarily due to decreases in cash used for income taxes of $31.0 million, accrued compensation of $16.0 million and the timing of cash flows from other assets and liabilities.

Consolidated merchandise inventories increased by 5% in total, as compared to October 29, 2011, or by 1% on a per retail square foot basis.

Investing activities - Net cash used in investing activities related to capital expenditures was $54.9 million for the first thirty-nine weeks of 2012 compared to $64.2 million for the first thirty-nine weeks of 2011.

Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. During fiscal 2012, we plan to invest a total of approximately $66.0 million in capital expenditures. During the first thirty-nine weeks of 2012, we invested $59.6 million, which includes $4.7 million of accruals related to purchases of property and equipment. During the first thirty-nine weeks of 2012, we opened 15 Aéropostale stores, 30 P.S. from Aéropostale stores and remodeled five Aéropostale stores. During the remainder of the fiscal year, we plan to open three Aéropostale stores and one P.S. from Aéropostale store. We have deferred a number of remodels until the roll-out of our new Aéropostale store format.

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

During the third quarter of 2012 and the first thirty-nine weeks of 2012, we repurchased 3.0 million shares of our common stock for $40.8 million.  During the first thirty-nine weeks of 2011, we repurchased 4.2 million shares for $100.0 million, all during the first quarter.  Under the program to date, we have repurchased 60.1 million shares of our common stock for $1.0 billion.  As of October 27, 2012, we have approximately $104.4 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

Revolving Credit Facility

In September 2011, we entered into an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”). The Credit Facility provides for a revolving credit line up to $175.0 million. The Credit Facility is available for working capital and general corporate purposes. The Credit Facility is scheduled to expire on September 22, 2016, and is guaranteed by all of our domestic subsidiaries (the “Guarantors”). No amounts were outstanding during the third quarter of 2012 or as of October 27, 2012 under the Credit Facility. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Agreement in the event of our election to draw funds in the foreseeable future.

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

During the third quarter of 2012 and as of October 27, 2012, we had no outstanding balances under the Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of October 27, 2012, the outstanding letter of credit was $0.2 million and expires on June 30, 2013. We have not issued any other stand-by or commercial letters of credit as of October 27, 2012 under the Credit Facility.

In conjunction with our acquisition of GoJane.com, Inc., we obtained a Waiver and Consent from Bank of America, N.A. on November 8, 2012 for the Permitted Acquisition clause in the Credit Facility (see Note 13 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion regarding this acquisition.)

As of October 27, 2012, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of October 27, 2012:

		Payments Due
	Total	Balance of 2012	In 2013 and 2014	In 2015 and 2016	After 2017
	(In thousands)
Contractual Obligations
Real estate operating leases	$952,429	$36,265	$271,435	$219,494	$425,235
Equipment operating leases	7,523	1,064	6,008	451	—
Employment agreements	1,991	398	1,593	—	—
Total contractual obligations	$961,943	$37,727	$279,036	$219,945	$425,235

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

We have employment agreements with Thomas P. Johnson, our Chief Executive Officer and Michael J. Cunningham, our President. The total contractual commitment for these agreements combined is $2.0 million as of October 27, 2012 and is included in the above table.

As discussed in Note 8 to the Notes to Consolidated Financial Statements, we have a SERP liability of $12.5 million and other retirement plan liabilities of $2.7 million at October 27, 2012.  Such liability amounts are not reflected in the table above.

Our total liabilities for unrecognized tax benefits were $2.9 million at October 27, 2012. We cannot make a reasonable estimate of the amount and timing of related future payments for these non-current liabilities of $2.9 million. Therefore these liabilities were not included in the above table.

In August 2011, we entered into a new three-year sourcing agreement with one of our sourcing agents. The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement. In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two-year period during the term of the agreement. If we purchase less than this amount over the two-year measurement period, then we will be obligated to pay the contracted commission on the shortfall from the guaranteed minimum. As of October 27, 2012, we expect to meet our minimum product purchase commitment. In addition, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse the agent for costs and expenses, if any, that it had incurred. All other open purchase orders are cancellable without penalty and are therefore not included in the above table. We have not issued any other third party guarantees or commercial commitments as of October 27, 2012.

In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of October 27, 2012, the outstanding letter of credit was $0.2 million and expires on June 30, 2013. We have not issued any other stand-by or commercial letters of credit as of October 27, 2012.

The above table also does not include contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of conditional bonuses that may be paid is $1.6 million during the remainder of fiscal 2012, $0.9 million during fiscal 2013 and $0.4 million during fiscal 2014.

The above table does not reflect contingent consideration related to the fourth quarter acquisition of GoJane that is discussed in Note 13 to the condensed consolidated financial statements. The purchase price includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business in the next five years.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of October 27, 2012, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

As of October 27, 2012, there have been no material changes to any of the critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of October 27, 2012, we had no outstanding borrowings under our Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of October 27, 2012, the outstanding letter of credit was $0.2 million and expires on June 30, 2013. We have not issued any other stand-by or commercial letters of credit as of October 27, 2012 under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk from interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency, are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive income (loss). The unrealized gain of approximately $2.8 million is included in accumulated other comprehensive loss as of October 27, 2012. A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $3.5 million, which would be recorded in other comprehensive income (loss) as an unrealized gain or loss.

We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars.  These foreign currency transaction gains and losses are charged or credited to earnings as incurred. We do not hedge our exposure to this currency exchange fluctuation and transaction gains and losses to date have not been significant.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our third quarter ended October 27, 2012, our disclosure controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our common stock from time to time under a stock repurchase program. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. Our purchases of treasury stock for the third quarter of fiscal 2012 and remaining availability pursuant to our share repurchase program were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a)
				(In thousands)
July 29 to August 25, 2012	—	$—	—	$145,219
August 26 to September 29, 2012	2,000,000	13.90	2,000,000	$117,419
September 30 to October 27, 2012	1,000,000	13.04	1,000,000	$104,377
Total	3,000,000	$13.61	3,000,000
__________

(a)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

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

Dated: December 3, 2012