Form 10-K
period 2013-02-02
AEROPOSTALE INC
filed 2013-04-03
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 2, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of July 28, 2012 was $1,653,780,174.

78,344,351 shares of Common Stock were outstanding at March 21, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on June 20, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K. This report consists of 67 sequentially numbered pages. The Exhibit Index is located at sequentially numbered page 63.

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

PART I

Item 1.  Business

Overview

Aéropostale, Inc., a Delaware corporation, was originally incorporated as MSS-Delaware, Inc. on September 1, 1995 and on February 1, 2000 changed its name to Aéropostale, Inc. Aéropostale, Inc. is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 4 to 12 year-old kids through its P.S. from Aéropostale stores.  The Company provides customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise, other than in licensed stores.  Aéropostale products can only be purchased in Aéropostale stores and online at www.aeropostale.com.  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, in certain Aéropostale stores and online at www.ps4u.com and www.aeropostale.com.  As of February 2, 2013, we operated 984 Aéropostale stores, consisting of 906 stores in all 50 states and Puerto Rico, 78 stores in Canada, as well as 100 P.S. from Aéropostale stores in 20 states.  In addition, pursuant to various licensing agreements, our licensees operated 26 Aéropostale stores and one Aéropostale and P.S. from Aéropostale combination store in the Middle East, Asia and Europe as of February 2, 2013. Also during 2012, we signed new license agreements in four additional countries. On November 13, 2012, we acquired substantially all of the assets of online women's fashion footwear and apparel retailer GoJane.com, Inc. (“GoJane”). Based in Ontario, California, GoJane focuses primarily on fashion footwear, with a select offering of contemporary apparel and other accessories.

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

The P.S. from Aéropostale brand offers casual clothing and accessories focusing on kids between the ages of 4 and 12.  This brand  offers the customer trend-right merchandise at compelling values.  The innovative store format strives to be a fun, playful and inviting shopping experience for both the parent and child.  We maintain control of our proprietary brands by designing and sourcing all of our merchandise, complemented with select licensed product, other than in select licensed stores.

Our P.S. from Aéropostale products are sold only at our stores and online through our www.ps4u.com and www.aeropostale.com e-commerce websites.

Our fiscal year ends on the Saturday nearest to January 31. Fiscal 2012 was the 53-week period ended February 2, 2013, fiscal 2011 was the 52-week period ended January 28, 2012, and fiscal 2010 was the 52-week period ended January 29, 2011.  Fiscal 2013 will be the 52-week period ending February 1, 2014.

On February 5, 2013, we announced that Michael J. Cunningham, our President will retire effective on March 29, 2013. Mr. Cunningham will continue as a member of our Board of Directors and as a part-time advisor to the Company.

Growth Strategy

Store Productivity.  We strive to generate sales growth by increasing sales per square foot, increasing average unit retail and increasing transactions.  Our most significant initiative to achieve this growth is to integrate fresh and new fashion into our assortment while staying true to the heritage of the Aéropostale brand.  We are also investing in technology to enhance our supply chain and to deliver store productivity improvements.  We recently implemented the latest phase of our workforce management system which will enable more efficient store payroll planning.  We will also pursue opportunities to increase the square footage in a number of highly productive store locations, where appropriate, with the expectation that we will be able to generate additional sales growth. We plan to open a select number of additional stores in both mall and off-mall locations. We plan to open approximately 14 new Aéropostale stores during fiscal 2013. We also plan to remodel a number of existing stores into our new store concept during fiscal 2013 (see the section “Stores - Store design and environment” below). Additionally, in an on-going effort to optimize our real estate portfolio, we have identified up to 100 locations for store closure over the next several years.  Of these, we plan to close approximately 15 to 20 Aéropostale stores in 2013, in addition to the 20 Aéropostale stores we closed in 2012.

New P.S. from Aéropostale stores.  During fiscal 2009, we launched “P.S. from Aéropostale” by opening our first 14 stores in five states.  As of February 2, 2013, we operated 100 P.S. from Aéropostale stores in 20 states.  We plan to open approximately 60 additional P.S. from Aéropostale stores during fiscal 2013.  As part of our growth strategy for P.S. from Aéropostale, we plan to increase the mix of fashion offerings and maximize e-commerce opportunities.

E-commerce.  We launched our Aéropostale e-commerce business in 2005, and we acquired the GoJane e-commerce business in November 2012. The Aéropostale on-line store is accessible at our website, www.aeropostale.com.  P.S. from Aéropostale merchandise can be purchased online at www.aeropostale.com or www.ps4u.com.  GoJane merchandise can be purchased at www.gojane.com. A third party provides fulfillment services for our e-commerce business, with the exception of GoJane, including warehousing our inventory and fulfilling our customers' orders. We purchase, manage and own the inventory sold through our websites and we recognize revenue from the sale of these products when the customer receives the merchandise. GoJane presently performs its own warehousing and fulfillment.

International.  As of February 2, 2013, we had six license agreements covering 16 countries. Licensees operated 26 Aéropostale stores and one Aéropostale and P.S. from Aéropostale combination store in Singapore, Turkey and four countries in the Middle East. These licensees are expected to continue opening new stores in these regions.  Also during 2012, we signed an additional three licensing agreements for four additional countries. Beginning in 2013 and over the next five years, licensees in the Philippines, Panama and Colombia are expected to open 25 to 35 Aéropostale stores. Also beginning in 2013 and over the next few years, our licensee in Mexico is expected to open a number of shop in shops in their department stores. Additionally, beginning in 2013 and over the next few years, this licensee is expected to open a number of Aéropostale stores in malls in Mexico.  We assume no inventory risk on the merchandise sold in our licensee's stores and we do not own or lease the underlying real estate where the stores operate.  In addition, our international licensing agreements contain other customary terms and conditions governing our business relationship with the licensees.  We will continue to pursue a number of similar license agreements in other territories, and will continue to evaluate additional international opportunities.

Stores

Existing stores.  We locate our stores primarily in shopping malls, outlet centers and, to a much lesser degree, lifestyle and off-mall shopping centers, all located in geographic areas with the highest possible concentrations of our target customers.  We generally locate our stores in mall locations near popular teen gathering spots, such as food courts and other teen-oriented retailers.  We have a 19,000 square foot Aéropostale flagship store in the Times Square section of New York City.  We highlight and offer both Aéropostale and P.S. from Aéropostale products in the Times Square store.  We believe that this flagship store plays an important role in creating an international awareness of the Aéropostale brand and image. In addition to our flagship store, we operate two street level stores in the New York City area.

As of February 2, 2013, we operated 984 Aéropostale stores, consisting of 906 stores in all 50 states and Puerto Rico, 78 stores in Canada, as well as 100 P.S. from Aéropostale stores in 20 states.  In addition, pursuant to various Licensing Agreements, our international licensees operated 26 Aéropostale stores and one Aéropostale and P.S. from Aéropostale combination store in the Middle East, Asia and Europe, which are excluded from the table below.

United States	Number of Aéropostale Stores	Number of P.S from Aéropostale Stores	Total Number Stores
Alabama	17	1	18
Alaska	2	—	2
Arizona	18	3	21
Arkansas	7	—	7
California	79	4	83
Colorado	14	—	14
Connecticut	11	4	15
Delaware	4	2	6
Florida	59	12	71
Georgia	28	8	36
Hawaii	3	—	3
Idaho	5	—	5
Illinois	35	—	35
Indiana	23	—	23
Iowa	11	—	11
Kansas	7	—	7
Kentucky	10	—	10
Louisiana	15	2	17
Maine	4	—	4
Maryland	18	3	21
Massachusetts	25	4	29
Michigan	33	—	33
Minnesota	16	1	17
Mississippi	8	—	8
Missouri	16	—	16
Montana	3	—	3
North Carolina	27	5	32
North Dakota	4	—	4
Nebraska	3	—	3
New Hampshire	8	—	8
New Jersey	24	13	37
New Mexico	5	—	5
Nevada	7	—	7
New York	49	12	61
Ohio	38	—	38
Oklahoma	8	—	8
Oregon	8	—	8
Pennsylvania	50	6	56
Puerto Rico	6	—	6

Rhode Island	2	1	3
South Carolina	15	1	16
South Dakota	2	—	2
Tennessee	22	1	23
Texas	73	16	89
Utah	12	—	12
Vermont	1	—	1
Virginia	26	1	27
Washington	19	—	19
West Virginia	7	—	7
Wisconsin	18	—	18
Wyoming	1	—	1

Canada
Alberta	10	—	10
British Columbia	10	—	10
Manitoba	3	—	3
New Brunswick	3	—	3
Newfoundland	1	—	1
Nova Scotia	2	—	2
Ontario	40	—	40
Quebec	7	—	7
Saskatchewan	2	—	2
Total	984	100	1,084

The following table highlights the number of Aéropostale and P.S. from Aéropostale stores opened and closed since the beginning of fiscal 2010:

	Aéropostale Stores Opened	P.S. from Aéropostale Stores Opened	Aéropostale Stores Closed	P.S. from Aéropostale Stores Closed	Total Number of Stores at End of Period
Fiscal 2010	35	33	8	—	1,012
Fiscal 2011	24	25	3	1	1,057
Fiscal 2012	18	31	20	2	1,084

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

In an effort to continue providing our customers with a fun and fresh shopping environment, we developed the new store model for our Aéropostale stores.  Our New York City inspired design is complete with sound, video, and featured technologies. During fiscal 2013, we plan to remodel approximately 30 existing, and open approximately three of the 14 new, Aéropostale stores into the new store model. These stores will approximate an average of 3,800 square feet.

Store management.  Our Aéropostale stores, along with our P.S. from Aéropostale stores, are organized by region and further broken down into districts.  A regional manager or a group district manager manages each of our 14 regions and each region encompasses approximately eight to 10 districts. Each district is managed by a district manager or district manager in training and encompasses an average of eight individual stores. Our corporate headquarters directs the merchandise assortments, merchandise pricing, store layout, inventory management and in-store visuals for all of our stores.

Expansion opportunities and store site selection.  We focus on opening new stores in an effort to further penetrate our existing markets, as well as to enter new markets. We plan to continue increasing our store base during fiscal 2013 by opening approximately 60 P.S. from Aéropostale stores in addition to approximately 14 new Aéropostale stores (see the section “Growth Strategy” above).

In selecting a specific store site, we generally target high traffic locations in malls, outlet centers and, to a much lesser degree, lifestyle and off-mall shopping centers, with suitable demographics and favorable lease economics.  Our primary site evaluation criteria include average sales per retail square foot, co-tenancies, traffic patterns and occupancy costs.

For new Aéropostale stores opened in fiscal 2012, our average net investment was approximately $542,000 per store location, which included capital expenditures adjusted for landlord contributions and initial inventory at cost, net of payables.  For new P.S. from Aéropostale stores opened in fiscal 2012, our average net investment was approximately $415,000 (see the section “Store design and environment” above for a further discussion).

Pricing

We believe that a key component of our success is our ability to understand what our customers desire and what they can afford. Our merchandise, which we believe is of comparable quality to that of our primary competitors, is generally priced lower than our competitors’ merchandise. In addition, we conduct promotions in our stores throughout the year, generally lasting anywhere from two to four weeks in length.

Design and Merchandising

Our design and merchandising teams focus on designing merchandise that meets the demands of our customers’ lifestyles. We maintain separate design and merchandising groups for each of our brands and within those brands, for each of the young women’s and young men’s product lines.

Design.  We offer a focused collection of apparel, including graphic t-shirts, tops, bottoms, sweaters, jeans, outerwear and accessories. We have a “design-driven, merchant-modified” philosophy, in which our designers’ concepts are refined by our merchants’ understanding of the current market for our products.  This philosophy helps to ensure that our merchandise includes current fashion trends but also properly interprets these trends for our core customer.  Our assortment ranges from classic, casual looks that usually incorporate the Aéropostale and P.S. from Aéropostale logo to styles that we consider to be on trend fashion.

Merchandising and Planning.  Our merchandising organization, together with our planning organization, determines the quantities of units needed for each product category. By monitoring sales of each style and color and employing our flexible sourcing capabilities, we are able to adjust our merchandise assortments to capitalize upon emerging trends.  We are completing a phased implementation of assortment planning and allocation systems.  We implemented the latest phase of our allocation system and we supplemented that system with an order optimization component, which allows us to further improve our inventory position at the store level.  During fiscal 2012, we implemented the first phase of our assortment planning tool for our P.S.from Aéropostale business, and we plan to roll-out this tool to our Aéropostale business during fiscal 2013.

Sourcing

We seek to employ a sourcing strategy that expedites our speed to market and allows us to respond quickly to our customers’ preferences. We believe that we have developed strong relationships with our vendors, some of who rely upon us for a significant portion of their overall business.  During fiscal 2012, we implemented a product lifecycle management system for our P.S.from Aéropostale business, and we plan to roll-out this system to our Aéropostale business during fiscal 2013.

During fiscal 2012, we sourced approximately 84% of our merchandise from our top five merchandise vendors.  Most of our vendors maintain sourcing offices in the United States, with the majority of their production factories located in Asia and Central America.  In an effort to minimize currency risk, all payments to our vendors and sourcing agents are made in U.S. dollars. We engage a third party independent contractor to visit the production facilities that supply us with our products. This independent contractor performs audits at each factory and as a result, assesses the compliance of the facility with, among other things, local and United States labor laws and regulations as well as fair trade and business practices.

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

We maintain an extensive factory inspection program, through our New York compliance department, to monitor compliance with our Code. The compliance team validates the inspection reporting of our globally recognized third party inspection and auditing firm and works with new and existing factories on remediation of issues. New garment factories must pass an initial inspection in order to do business with us. Once new factories are approved, we then re-inspect them on a periodic basis. We review the outcome of these inspections with factory management with the goal of helping them to continuously improve their performance. In cases where a factory is unable or unwilling to meet our standards, we will take steps up to and including the severance of our business relationship with that factory.

In connection with our acquisition of GoJane, we are developing a formal corporate responsibility program for this newly acquired entity.

Social Responsibility

Through the work of our charitable foundations Aero Gives and Aero Cares, Aéropostale is committed to not only giving back to the external community, but taking care of our own employees in need.  Aero Gives, the corporate foundation of Aéropostale, is focused on meeting the needs of our community by enriching the lives of young people and their families through its charitable actions and programs.  Aero Cares is a 501(c)(3) not-for-profit organization, funded voluntarily by Aéropostale employees, that provides financial assistance to Aéropostale employees during times of extreme financial hardship or need resulting from personal tragedy.

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

We believe that the enthusiasm and commitment of our store-level employees are key elements in enhancing our brand with our target customers.  We market in-store with large images in the store-front windows and at the checkout area.  In addition, we display promotional messages and images alongside product displays and on other touch points.  We also conduct select external advertising during key selling periods. Our advertisements appear in publications, online and in malls and on the radio on a regional basis.  Periodically, we also partner with select third parties such as magazines, television shows and musical bands, to create marketing programs which we believe will be appealing to our customers.

Our www.aeropostale.com, www.ps4u.com and www.gojane.com websites support all of our internet marketing and promotional initiatives and also offer a large portion of our merchandise assortment for purchase. We maintain a database of our customers and send emails and distribute information on special offers and promotions on a frequent basis.  In addition, we support our brand through social media outlets such as Facebook, Twitter, Instagram and Pinterest. Also, we launched a loyalty rewards program for our P.S. from Aéropostale stores during fiscal 2011.

Distribution

To support our stores in the United States and Puerto Rico, we maintain two distribution centers to process merchandise and warehouse inventory needed to replenish our stores.  We lease a 315,000 square foot distribution center facility in South River, New Jersey. We also lease a second distribution facility in Ontario, California with 360,000 square feet of space.  The staffing and management of these distribution facilities is outsourced to a third party provider that operates each distribution facility and processes our merchandise. This third party provider employs personnel, some of whom are represented by a labor union. There have been no work stoppages or disruptions since the inception of our relationship with this third party provider in

1991, and we believe that the third party provider has a good relationship with its employees.  In addition, a third party provides fulfillment services in Kentucky for our e-commerce business, including warehousing our inventory and fulfilling our customers’ sales orders.  In addition, we outsource the shipment of our merchandise through third party transportation providers. These third parties ship our merchandise from our distribution facilities to our stores.

We have an agreement with a third party to perform distribution services for our stores in Canada.  The distribution center is located in Etobicoke, Ontario, Canada, and is independently owned and operated.  This third party distribution center receives, processes and warehouses our merchandise for all of our stores in Canada.  Unlike in the United States however, we do not lease the facility and we are not the only company with product in this warehouse.

In connection with the acquisition of GoJane, we assumed the lease for a 45,000 feet facility in Ontario, California to warehouse and fulfill our GoJane merchandise, and to host the GoJane corporate functions. This lease expires in August 2013, and we are currently evaluating alternatives to continue performing these functions.

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

Trademarks

We own, through certain of our wholly owned subsidiaries, federal trademark registrations in the U.S. Patent and Trademark Office for our principal marks AÉROPOSTALE®, AÉRO®, 87®, P.S. FROM AÉROPOSTALE™, P.S.09® and other related marks for clothing, a variety of accessories, including sunglasses, belts, socks and hats, and as a service mark for retail clothing stores, as well as state registrations for these marks. We also have certain registrations pending for trademarks and service marks for clothing, retail stores and online services, for instance Live, Love, Dream and LLD, which are pending. Additionally, we have applied for or have already obtained a registration for the AÉROPOSTALE®, P.S. FROM AÉROPOSTALE™, and related marks in over 85 foreign countries.  We plan to continue this focus on expanding our international registrations of our marks in the future.

We continue to maintain certain registrations of our JIMMY’Z® brand and related marks in the United States for clothing and related goods and services.

In connection with the acquisition of GoJane, we were assigned their trademarks and intellectual property. The trademarks include GOJANE® and GOJANE.COM®.

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

Employees

As of February 2, 2013, we employed 4,205 full-time and 22,074 part-time employees. We employed 825 of our employees at our corporate offices and in our distribution centers, which includes 72 GoJane employees, and 25,454 at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

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

Available Information

We maintain www.aeropostale.com and www.ps4u.com internet websites, through which access is available free of charge to our annual reports on Form 10-K, quarterly reports on Form 10-Q, Proxy Statements and current reports on Form 8-K, and all amendments of these reports filed, or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, after they are filed with the Securities and Exchange Commission.

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

In fiscal 2012, our Chief Executive Officer certified, in accordance with section 303.12(a) of the NYSE Listed Company Manual, that he was not aware of any violation by us of the NYSE’s corporate governance listing standards as of the date of such certification.

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

If we are unable to identify and respond to consumers' fashion preferences, domestically and/or internationally, in a timely manner, our profitability will decline, as it did in 2011 and 2012.

If we are not able to keep pace with the rapidly changing fashion trends, both domestically and/or internationally, and teen consumer apparel tastes, our profitability will decline, as it did in 2011 and 2012. We produce casual, comfortable on trend apparel, a majority of which displays the “Aéropostale”, “Aéro” or “P.S. from Aéropostale” logo. There can be no assurance that fashion trends will not move away from casual clothing or that we will not have to alter our design strategy to reflect changes in consumer preferences. Failure to anticipate, identify or react appropriately to changes in styles, trends, desired images or brand preferences has had and could continue to have a material adverse effect on our results of operations.

Industry conditions are increasingly competitive.

The teen and child specialty retail industries have historically been highly competitive. One of our competitive advantages throughout our history has been our promotional business model. A number of our competitors are now also operating a more promotional business, similar to our own. As a result we now face increased competition based upon price and promotion which we have not experienced previously. Greater or continued promotional activity in the teen or child specialty retail industries could have a material adverse effect on our sales and results of operations. Additionally, there are a broader number of competitors targeting the teen customer and a number of competitors are growing their square footage in efforts to obtain increased market share.

The effect of global, national, regional and local economic pressures and conditions may adversely affect our sales.

The global economic crisis continues to cause a great deal of uncertainty. This market uncertainty continues to result in reduced consumer confidence and spending.  Our business is highly sensitive to consumer spending patterns and preferences. Various economic conditions affect the level of disposable income consumers have available to spend on the merchandise we offer, including unemployment rates, interest rates, taxation, energy costs, the availability of consumer credit, the price of gasoline, consumer confidence in future economic conditions and general business conditions. Accordingly, consumer purchases of discretionary items and retail products, including our products, may decline during recessionary periods, and also may decline at other times when changes in consumer spending patterns affect us unfavorably. In addition, any significant decreases in shopping mall traffic, as a result of, among other things, higher gasoline prices, could also have a material adverse effect on our results of operations. Therefore, our growth, sales and profitability may be adversely affected by economic conditions on a local, regional, national and/or global level. Our customer continues to be adversely impacted by the current macroeconomic environment. In addition, we believe that a decline in mall traffic has adversely impacted our results of operations.

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

During fiscal 2012 and 2011, we sourced approximately 84% and 87%, respectively, of our merchandise from our top five merchandise vendors. Our relationships with our suppliers generally are not on a long-term contractual basis and do not provide assurances on a long-term basis as to adequate supply, quality or acceptable pricing. Most of our suppliers could discontinue selling to us at any time. If one or more of our significant suppliers were to sever their relationship with us, we may not be able to obtain replacement products in a timely manner, which would have a material adverse effect on our sales, financial condition and results of operations. In addition, we do not own or operate any of our own manufacturing facilities and therefore we depend upon independent third party vendors to manufacture all of the merchandise we sell in our stores. If any of our vendors, especially our primary vendors which manufacture the majority of our merchandise, ship orders to us late, do not meet our quality standards, or otherwise fail to deliver us product in accordance with our plans, then there would be a material adverse effect on our results of operations.

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

Acquisitions may not be successful in achieving intended benefits and synergies.

One component of our growth strategy contemplates our making select acquisitions if appropriate opportunities arise, such as our recent acquisition of GoJane. Prior to completing any acquisition, our management team identifies expected synergies, cost savings and growth opportunities. However, these benefits may not be realized due to, among other things:

•	delays or difficulties in completing the integration of acquired companies or assets;

•	higher than expected costs, lower than expected cost savings and/or a need to allocate resources to manage unexpected operating difficulties;

•	diversion of the attention and resources of management;

•	consumers' failure to accept product offerings by us or our acquired business(es);

•	inability to retain key employees in acquired companies; and

•	assumption of liabilities unrecognized in due diligence

We cannot assure you that any potential acquisition will not have a material adverse impact on our financial condition and results of operations.

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

Our key executive officers have substantial experience and expertise in the retail industry and have made significant contributions to the growth and success of our brands. The unexpected loss of the services of one or more of these individuals could adversely affect us. Specifically, if we were to unexpectedly lose the services of Thomas P. Johnson, our Chief Executive Officer, our business could be adversely affected.  In addition, departures of any other senior executives or key performers in the Company could also adversely affect our operations.

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

The efficient operation of our stores is dependent on our ability to distribute, in a timely manner, our merchandise to our store locations throughout the United States, Canada and Puerto Rico. We currently lease and maintain two third-party independently operated distribution facilities, one in South River, New Jersey, and the other in Ontario, California. In addition, we also utilize a third distribution center, located in Canada, which is independently owned and operated by a third party. We use a fourth distribution center in California, which is leased and operated for our GoJane business. These distribution centers manage, collectively, the receipt, storage, sortation, packaging and distribution of virtually all of our merchandise.

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

We rely on a third party to manage the web-hosting, operation, warehousing and order fulfillment for our Aéropostale and P.S. from Aéropostale e-commerce business; any disruption of these activities could have a material adverse effect on our e-commerce business.

We rely on one third party, GSI Commerce, Inc. (“GSI”), a wholly-owned subsidiary of eBay Inc., to host our Aéropostale and P.S. from Aéropostale e-commerce website, warehouse all of the inventory sold through these e-commerce websites, and fulfill all e-commerce sales to our customers. GSI also performs additional services for us supporting these e-commerce businesses. Any significant interruption in the operations of GSI, over which we have no control, could have a material adverse effect on our e-commerce business.

Failure to protect our trademarks adequately could negatively impact our brand image and limit our ability to penetrate new markets.

We believe that our key trademarks AÉROPOSTALE®, AERO®, 87® and P.S. FROM AÉROPOSTALE™ and variations thereof, are integral to our logo-driven design strategy. In addition, the trademarks for our newly acquired brand, GOJANE® and GOJANE.COM® are critical to our growth strategy. We have obtained federal registrations of or have pending applications for these trademarks in the United States and have applied for or obtained registrations in most foreign countries in which our vendors and licensees are located, as well as elsewhere. We use these trademarks in many constantly changing designs and logos even though we have not applied to register every variation or combination thereof for adult clothing and related accessories. There can be no assurance that the registrations we own and have obtained will prevent the imitation of our products or infringement of our intellectual property rights by others. If any third party imitates our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected.

There can be no assurance that others will not try to block the manufacture, export or sale of our products as a violation of their trademarks or other proprietary rights. Other entities may have rights to trademarks that contain portions of our marks or may have registered similar or competing marks for apparel and accessories in foreign countries in which our vendors are located. There may also be other prior registrations in other foreign countries of which we are not aware. Accordingly, it may not be possible, in those few foreign countries where we were not able to register our marks, to enjoin the manufacture, sale or exportation of AÉROPOSTALE, P.S. FROM AÉROPOSTALE or GOJANE branded goods to the United States. If we were unable to reach a licensing arrangement with these parties, our vendors may be unable to manufacture our products in those countries. Our inability to register our trademarks or purchase or license the right to use our trademarks or logos in these jurisdictions could limit our ability to obtain supplies from or manufacture in less costly markets or penetrate new markets should our business plan change to include selling our merchandise in those jurisdictions outside the United States.

Changes in accounting standards and estimates could materially impact our reported results of operations.

Generally accepted accounting principles and the related authoritative guidance, for many aspects of our business, including revenue recognition, inventories, evaluation for long-lived asset impairment, leases, income taxes and stock-based compensation are complex and involve subjective judgments. Changes in these rules or changes in the underlying estimates, assumptions or judgments by our management could have a material impact on our reported results of operations. For example, proposed authoritative guidance for lease accounting, once finalized and enacted, may have a material impact on our reported results of operations and financial position.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

We lease all of our store locations. Most of our stores are located in shopping malls throughout the U.S. and Canada. Most of our store leases have a term of ten years and require us to pay additional rent based on specified percentages of sales after we achieve specified annual sales thresholds. Generally, our store leases do not contain extension options. Our store leases typically include a pre-opening period of approximately 60 days that allows us to take possession of the property to fixture and merchandise the store. Typically rent payment commences when the stores open. We recognize rent expense in our Consolidated Financial Statements on a straight-line basis over the non-cancellable term of each individual underlying lease, commencing when we take possession of the property. Generally, our leases allow for termination by us after a certain period of time if sales at that site do not exceed specified levels.

Our flagship store in Times Square, New York City, and our other two street stores in New York City, have lease terms of 15 years. All three of these leases expire in 2025.

We lease 121,000 square feet of office space in New York, New York. The facilities are used as our corporate headquarters and for our design, sourcing and production teams. These leases expire in 2015 and 2016.

We lease 69,000 square feet of office space in Lyndhurst, New Jersey.  This facility is used as administrative offices for finance, operations and information systems personnel. This lease expires in 2026 and provides us with a five year option to extend at the end of the initial term.

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

We lease 1,400 square feet of office space in Ontario, Canada for administrative purposes. The lease expires in 2015.

During November, 2012, we assumed the lease for a 45,000 square foot facility in Ontario, California to warehouse and fulfill our GoJane e-commerce business and host corporate functions. This lease expires in August 2013.

Item 3.  Legal Proceedings

In October 2011, Aéropostale, Inc. and senior executive officers Thomas P. Johnson and Marc D. Miller were named as defendants in an action amended in February 2012, City of Providence v. Aéropostale, Inc., et al., No. 11-7132, a class action lawsuit alleging violations of the federal securities laws.  The lawsuit was filed in New York federal court on behalf of purchasers of Aéropostale securities between March 11, 2011 and August 18, 2011.  The lawsuit alleges that the defendants made materially false and misleading statements regarding the Company's business and prospects and failed to disclose that Aéropostale was experiencing declining demand for its women's fashion division and increasing inventory.  A motion to dismiss was denied on March 25, 2013. In the opinion of management, disposition of this matter is not expected to have a material effect on the Company's financial positions, results of operations or cash flows.  We are vigorously defending this matter.

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

Item 4.  Mine Safety Disclosures

None

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ARO”. The following table sets forth the range of high and low sales prices of our common stock as reported on the New York Stock Exchange since January 31, 2011.

	Market Price
	High	Low
Fiscal 2012
4th quarter	$14.45	$11.95
3rd quarter	20.17	12.14
2nd quarter	22.76	15.91
1st quarter	23.05	16.37
Fiscal 2011
4th quarter	$17.45	$13.58
3rd quarter	16.62	9.31
2nd quarter	25.49	16.85
1st quarter	26.64	23.05

As of March 21, 2013, there were 713 stockholders of record. However, when including others holding shares in broker accounts under street name, we estimate the shareholder base at approximately 19,889.

PERFORMANCE GRAPH

The following graph shows the changes, for the five-year period ended February 2, 2013, in the value of $100 invested in shares of our common stock, the Standard & Poor’s MidCap 400 Composite Stock Price Index (the “S&P MidCap 400 Index”) and the Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail Index”). The plotted points represent the closing price on the last trading day of the fiscal year indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Aeropostale, Inc., the S&P Midcap 400 Index, and the S&P Apparel Retail Index

$250
$200
$150
$100
$50
$0
2/2/08
1/31/09
1/30/10
1/29/11
1/28/12
2/2/13
Aeropostale, Inc.
S&P Midcap 400
S&P Apparel Retail

*$100 invested on 2/2/08 in stock or 1/31/08 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	2/2/2008	1/31/2009	1/30/2010	1/29/2011	1/28/2012	2/2/2013

Aeropostale, Inc.	100.00	72.72	113.30	125.77	85.15	69.76
S&P Midcap 400	100.00	63.03	90.36	120.59	123.85	146.84
S&P Apparel Retail	100.00	51.01	100.86	132.43	174.63	234.52

We have not paid a dividend on our common stock during our last three fiscal years, and we do not have any current intention to pay a dividend on our common stock.

We repurchase our common stock from time to time under a stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. Our purchases of treasury stock for the fourth quarter of fiscal 2012 and remaining availability pursuant to our share repurchase program were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a)
				(In thousands)
October 28 to November 24, 2012	—	$—	—	$104,377
November 25 to December 29, 2012	—	—	—	$104,377
December 30 to February 2, 2013	—	—	—	$104,377
Total	—	$—	—
__________

(a)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

Sale of Unregistered Securities

In fiscal 2007, our stockholders approved an amendment to our 2002 Long-Term Incentive Plan (the “2002 Plan”) to increase the number of shares authorized to be issued under the plan by an additional 2,500,000 shares, which currently represents 5,625,000 shares after giving effect to two subsequent 3-for-2 stock splits (in the form of a stock dividend), occurring in 2007 and 2010.  In connection with preparing to make customary annual equity grants to employees, we determined that we had inadvertently failed to file with the SEC an additional registration statement on Form S-8 relating to shares of our common stock that we previously granted employees and directors after the amendment to the 2002 Plan.  As a consequence, we inadvertently made restricted stock grants of unregistered shares to our employees and directors as follows: 516,275 shares in fiscal 2007; 161,145 shares in fiscal 2008; 307,683 shares in fiscal 2009; 171,969 shares in fiscal 2010; 621,563 shares in fiscal 2011; and 781,861 shares in fiscal 2012 (in each case, after giving effect for stock splits).  We believe that we can rely on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933 with respect to all such sales.  A grantee's purchase price for such shares was $0.01 per share.  We have instituted additional procedures intended to ensure we timely meet our registration obligations with respect to our equity compensation plans, and we have filed an additional registration statement on Form S-8 to register future sales under the 2002 Plan.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our Consolidated Financial Statements and other financial information appearing elsewhere in this document. The fiscal 2012 retail calendar includes a 53rd week and therefore fiscal 2011 comparable statistics are compared to the 53-week period ended February 4, 2012.

	Fiscal Year Ended
	February 2, 2013 (1) (2)	January 28, 2012 (3)	January 29, 2011 (4)	January 30, 2010	January 31, 2009
	(In thousands, except per share and store data)
Statements of Income Data:
Net sales	$2,386,178	$2,342,260	$2,400,434	$2,230,105	$1,885,531
Gross profit, as a percent of sales	24.7%	26.0%	36.9%	38.0%	34.7%
SG&A, as a percent of sales	22.2%	21.1%	20.8%	20.8%	21.5%
Income from operations, as a percent of sales	2.5%	4.9%	16.1%	17.2%	13.2%
Net income, as a percent of sales	1.5%	3.0%	9.6%	10.3%	7.9%
Net income	$34,923	$69,515	$231,339	$229,457	$149,422
Diluted earnings per common share	$0.43	$0.85	$2.49	$2.27	$1.47
Selected Operating Data:
Number of stores open at end of period	1,084	1,057	1,012	952	914
Comparable sales change (including the e-commerce channel)	(2)%	(8)%	3%	12%	10%
Comparable store sales change (excluding the e-commerce channel)	(4)%	(9)%	1%	10%	8%
Comparable average unit retail change (including the e-commerce channel)	(4)%	(9)%	(4)%	2%	2%
Average net sales per store (in thousands)	$1,991	$2,064	$2,267	$2,243	$2,042
Average square footage per store	3,703	3,698	3,659	3,601	3,594
Net store sales per average square foot	$538	$561	$626	$624	$572

	As of
	February 2, 2013 (1)	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
	(In thousands)
Balance Sheet Data:
Working capital	$236,434	$248,588	$253,463	$288,177	$218,444
Total assets	740,844	735,233	773,197	792,309	657,919
Long-term liabilities	126,974	132,588	124,458	115,980	127,422
Total debt	—	—	—	—	—
Retained earnings (5) (6)	193,324	459,279	389,764	922,790	693,333
Total stockholders’ equity	410,364	409,434	432,637	434,489	355,060
_____

(1)	53-week fiscal year.

(2)
Cost of sales includes asset impairment charges of $32.6 million for fiscal 2012 ($19.7 million after tax, or $0.25 per diluted share) recorded during the fourth quarter.  (See Note 3 to the Notes to Consolidated Financial Statements for a further discussion).

(3)
Cost of sales includes asset impairment charges of $16.0 million for fiscal 2011, including $14.8 million ($9.1 million after tax, or $0.11 per diluted share) recorded during the fourth quarter and $1.2 million ($0.8 million after tax, or $0.01 per diluted share) recorded during third quarter.  During the second quarter of fiscal 2011, we recorded a benefit in cost of sales of $8.7 million ($5.3 million after tax, or $0.06 per diluted share), resulting from a dispute with one of our sourcing agents, related to prior period allowances (See Notes 1 and 3 to the Notes to Consolidated Financial Statements for a further discussion).

(4)
Selling, general and administrative expenses include a charge of $6.4 million ($3.9 million after tax, or $0.04 per diluted share) resulting from a retirement plan settlement payment that was recorded during the third quarter of fiscal 2010 (See Note 10 to the Notes to Consolidated Financial Statements for a further discussion).

(5)
On January 11, 2013, we retired 13.6 million shares of our treasury stock.  These shares remain as authorized stock; however they are now considered unissued.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 505, “Equity” (“ASC 505”), the treasury stock retirement resulted in a reduction of the following on our consolidated balance sheet: common stock by $0.1 million, treasury stock by $301.0 million and retained earnings by $300.9 million.  There was no effect on total stockholders’ equity position as a result of the retirement (See Note 4 to the Notes to Consolidated Financial Statements for a further discussion).

(6)
On October 20, 2010, we retired 47.5 million shares of our treasury stock.  These shares remain as authorized stock; however they are now considered unissued.  In accordance with ASC 505, the treasury stock retirement resulted in a reduction of the following on our consolidated balance sheet: common stock by $0.4 million, treasury stock by $764.8 million and retained earnings by $764.4 million.  There was no effect on total stockholders’ equity position as a result of the retirement (See Note 4 to the Notes to Consolidated Financial Statements for a further discussion).

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

Overview

During 2012, we made progress on our key initiatives which include adding new talent, integrating more relevant fashion, communicating our brand message and fashion projection to the consumer, investing in processes and technology and developing our future growth drivers.

While the United States macro-economic environment and a decline in mall traffic continue to remain challenging, we are focused on executing our key initiatives to improve our financial performance. Our product development team continues to refine and broaden our fashion offering, while enhancing processes to leave more open to buy, increase speed to market and create greater flexibility in our sourcing model. We are also in the process of implementing new technologies such as assortment planning and product lifecycle management systems.

We are continuing to develop our future growth drivers including P.S from Aéropostale, international licensing and ecommerce. We plan to operate approximately 160 P.S. from Aéropostale stores by the end of fiscal 2013, compared to 100 P.S. from Aéropostale stores at the end of fiscal 2012. We continue to expand our international license business. Our licensees ended the year operating 27 stores, and we signed three additional licensing agreements to expand into new markets and territories. By the end of fiscal 2013, across approximately 11 countries, our licensees plan to operate 45 to 50 stores and a number of shop in shops. To further develop and increase our e-commerce business, we recently acquired substantially all of the assets of on-line women's fashion footwear and apparel retailer GoJane (See Note 2 to the Notes to Consolidated Financial Statements for a further discussion).

In an on-going effort to optimize our real estate portfolio, we have identified up to 100 locations for store closure over the next several years. Of these, we plan to close approximately 15 to 20 Aéropostale stores in 2013, in addition to the 20 Aéropostale stores we closed in 2012.

On February 5, 2013, we announced that Michael J. Cunningham, our President will retire effective on March 29, 2013. Mr. Cunningham will continue as a member of our Board of Directors and as a part-time adviser to the Company.

The discussion in the following section is on a consolidated basis, unless indicated otherwise.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table. In the first quarter of 2012, we began presenting certain key performance indicators such as comparable store sales change, on both the basis of excluding the e-commerce channel and including the e-commerce channel as further detailed below. The fiscal 2012 retail calendar includes a 53rd week and therefore fiscal 2011 comparable statistics are compared to the 53-week period ended February 4, 2012.

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales (in thousands)	$2,386.2	$2,342.3	$2,400.4
Total store count at end of period	1,084	1,057	1,012
Comparable store count at end of period	1,027	974	918
Net sales change	2%	(2)%	8%
Comparable sales change (including the e-commerce channel)	(2)%	(8)%	3%
Comparable store sales change (excluding the e-commerce channel)	(4)%	(9)%	1%
Comparable average unit retail change (including the e-commerce channel)	(4)%	(9)%	(4)%
Comparable units per sales transaction change (including the e-commerce channel)	4%	8%	4%
Comparable sales transaction change (including the e-commerce channel)	(3)%	(6)%	3%
Net sales per average square foot	$538	$561	$626
Average net sales per store (in thousands)	$1,991	$2,064	$2,267
Gross profit (in millions)	$589.4	$608.3	$886.2
Income from operations (in millions)	$59.5	$113.5	$386.8
Diluted earnings per share	$0.43	$0.85	$2.49
Average square footage growth over comparable period	4%	7%	6%
Change in total inventory over comparable period	(5)%	4%	18%
Change in inventory per retail square foot over comparable period	(9)%	(5)%	9%
Percentages of net sales by category:
Young Women’s	64%	66%	69%
Young Men’s	36%	34%	31%

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales. We also use this information to evaluate the performance of our business:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	100.0%	100.0%	100.0%
Gross profit	24.7%	26.0%	36.9%
Selling, general and administrative expenses	22.2%	21.1%	20.8%
Income from operations	2.5%	4.9%	16.1%
Income before income taxes	2.5%	4.9%	16.1%
Income taxes	1.0%	1.9%	6.5%
Net income	1.5%	3.0%	9.6%

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

Net sales increased by $43.9 million, or by 2% in fiscal 2012 (53 weeks), as compared to fiscal 2011 (52 weeks). The increase in net sales was driven by average store square footage growth of 4%, a 19% increase in our e-commerce revenue to $217.0 million, which includes the GoJane business commencing on November 14, 2012, and a 1% increase due to the extra week in fiscal 2012. These increases were partially offset by a 4% decline in comparable store sales. Comparable sales, including the e-commerce channel, decreased 2% when compared to the same period last year. Comparable sales, including the e-commerce channel, decreased in our young women's category while our young men's category was flat. Overall comparable sales, including the e-commerce channel, reflected increases of 4% in units per sales transaction, offset by decreases of 4% in average unit retail and 3% in the number of sales transactions.

Net sales decreased by $58.2 million, or by 2% in fiscal 2011, as compared to fiscal 2010.  The decrease in net sales was driven by a decrease in comparable store sales of 9%, partially offset by average store square footage growth of 7%, primarily from new stores, and a 14% increase in our e-commerce business to $182.1 million from $160.2 million.  Comparable sales, including the e-commerce channel, decreased 8% when compared to the same period last year. Comparable sales, including the e-commerce channel, decreased in our young men’s category and in our young women’s category.  The overall comparable sales, including the e-commerce channel, reflected decreases of 9% in average unit retail and 6% in the number of sales transactions partially offset by an increase of 8% in units per sales transaction.

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

Gross profit, as a percentage of net sales, decreased by 1.3 percentage points in fiscal 2012 compared to fiscal 2011.  Gross profit included the unfavorable impact of store asset impairment charges. Store asset impairment charges unfavorably impacted costs of sales for fiscal 2012 by 1.4 percentage points, or by $32.6 million, and for fiscal 2011 by 0.7 percentage points, or by $16.0 million. Gross profit for 2011 also included a favorable impact of 0.4 percentage points or $8.7 million, resulting from the resolution of a dispute with one of our sourcing agents. (See Note 1 to the Notes to Consolidated Financial Statements for a further discussion). The remaining decrease in gross profit was primarily due to a 1.4 percentage point deleverage impact from depreciation, occupancy, and distribution and transportation expenses. Gross profit included slightly higher merchandise margin of 0.1 percentage points compared to the prior year.

Gross profit, as a percentage of net sales, decreased by 10.9 percentage points in fiscal 2011 compared to fiscal 2010.  The decrease in gross profit was due primarily to lower merchandise margin of 8.2 percentage points primarily resulting from significantly increased product costs and promotional activity compared to the prior year.  Additionally, the decrease in gross margin was due to a 2.6 percentage point deleverage impact from occupancy, depreciation, and distribution and transportation expenses.  Gross profit for fiscal 2011 was unfavorably impacted by 0.7 percentage points, or by $16.0 million, related to store asset impairment charges recorded during fiscal 2011. Gross profit for fiscal 2011 was also favorably impacted by 0.4 percentage points or by $8.7 million, resulting from the above mentioned resolution of a dispute with one of our sourcing agents.

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

SG&A, as a percentage of net sales, increased by 1.1 percentage points during fiscal 2012 compared to fiscal 2011, or by $35.0 million.  The increase in SG&A, as a percentage of net sales, was due primarily to a 1.2 percentage point deleverage impact from store-line, corporate and marketing expenses, and higher e-commerce transaction expenses resulting from the growth of this business.

SG&A, as a percentage of net sales, increased by 0.3 percentage points but decreased by $4.5 million during fiscal 2011.  SG&A for fiscal 2010 included a retirement plan settlement payment of $6.4 million, or 0.3 percent points, that did not recur in fiscal 2011.  The remaining increase in SG&A as a percentage of net sales was due primarily to a 0.8 percentage point deleverage impact from store-line expenses and higher e-commerce transaction expenses resulting from the growth of this business.  This was partially offset by a 0.2 percentage point decrease in incentive and stock-based compensation expense.

Income Taxes

The effective tax rate was 40.8% for fiscal 2012, compared to 38.5% for fiscal 2011 and 40.2% for fiscal 2010.  The increase in the effective tax during fiscal 2012 was due primarily from the lower overall profitability in fiscal 2012 and mix of Canadian losses and U.S. taxable income, as well as favorable tax accrual adjustments in fiscal 2011 (See Note 11 to the Notes to the Consolidated Financial Statements).

Net Income and Earnings Per Share

Net income was $34.9 million, or $0.43 per diluted share, for fiscal 2012, compared with net income of $69.5 million, or $0.85 per diluted share, for fiscal 2011 and net income of $231.3 million, or $2.49 per diluted share, for fiscal 2010.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement or enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Generally, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents and if necessary, our credit facility. At February 2, 2013, we had working capital of $236.4 million, cash and cash equivalents of $231.5 million and no debt outstanding under our $175.0 million credit facility. Additionally, we repurchase our common stock from time to time under a stock repurchase program (see Note 4 to the Notes to Consolidated Financial Statements.) On November 13, 2012, we used $25.2 million of cash on hand as partial consideration to acquire the assets of GoJane. Please see Note 2 to the Notes to Consolidated Financial Statements for further discussion regarding this acquisition. We may also utilize cash to make other strategic acquisitions.

The following table sets forth our cash flows for the period indicated (in thousands):

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net cash provided by operating activities	$144,811	$129,301	$263,731
Net cash used in investing activities	(97,484)	(73,323)	(100,807)
Net cash used in financing activities	(39,501)	(98,179)	(245,379)
Effect of exchange rate changes	(37)	360	1,032
Net increase (decrease) in cash and cash equivalents	$7,789	$(41,841)	$(81,423)

Operating Activities

Cash flows from operating activities, our principal form of liquidity, increased by $15.5 million to $144.8 million in fiscal 2012 from $129.3 million in the prior year.  This increase was due primarily to the decreases in cash flows used for accrued compensation of $11.4 million, and income taxes of $22.2 million as well as timing of operating assets and liabilities, and was partially offset by the decrease in net income.

Cash flows from operating activities decreased by $134.4 million in fiscal 2011 from fiscal 2010.  This decrease was due primarily to the decrease in net income of $161.8 million, and was partially offset by the cash flow timing of operating assets and liabilities.

Investing Activities

During fiscal 2013, we plan to invest approximately $89.0 million in capital expenditures to open approximately 14 Aéropostale stores, approximately 60 P.S. from Aéropostale stores, to remodel approximately 30 stores to the new store model and for a number of information technology investments. Additionally, in an on-going effort to optimize our real estate portfolio, we plan to close up to 100 locations over the next several years, including approximately 15 to 20 Aéropostale underperforming stores in 2013.

We invested $72.3 million in capital expenditures in fiscal 2012, primarily to construct 18 new Aéropostale stores, 31 P.S. from Aéropostale stores, to remodel five existing stores and for a number of information technology investments.  Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and other strategic investments.  In addition, cash used for investing activities included $25.2 million as partial consideration to acquire the assets of GoJane (see Note 2 to the Notes to Consolidated Financial Statements).

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

Financing Activities

We have the ability to repurchase our common stock under a stock repurchase program. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading windows, and liquidity and capital resource requirements going forward. During fiscal 2012, we repurchased 3.0 million shares of our common stock for $40.8 million.  During fiscal 2011 and 2010, we repurchased 4.2 million shares for $100.1 million and 10.3 million shares for $257.5 million, respectively. Under the program to date, we have repurchased 60.1 million shares of our common stock for $1.0 billion.  As of February 2, 2013, we have approximately $104.4 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

Revolving Credit Facility

In September 2011, we entered into an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”). The Credit Facility provides for a revolving credit line up to $175.0 million. The Credit Facility is available for working capital and general corporate purposes. The Credit Facility is scheduled to expire on September 22, 2016, and is guaranteed by all of our domestic subsidiaries (the “Guarantors”). No amounts were outstanding during fiscal 2012 or as of February 2, 2013 under the Credit Facility. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Agreement in the event of our election to draw funds in the foreseeable future.

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

During fiscal 2012 and as of February 2, 2013, we had no outstanding balances under the Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of February 2, 2013, the outstanding letter of credit was $0.2 million and expires on June 30, 2013. We do not have any other stand-by or commercial letters of credit as of February 2, 2013 under the Credit Facility.

In conjunction with the GoJane acquisition, we obtained a Waiver and Consent from Bank of America, N.A. on November 8, 2012 for the Permitted Acquisition clause in the Credit Facility (see Note 2 to the Notes to Consolidated Financial Statements for a further discussion regarding this acquisition.)

As of February 2, 2013, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of February 2, 2013:

		Payments Due by Period
		Less Than	1 -3	3 -5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Contractual Obligations
Real estate operating leases	$948,780	$143,978	$253,859	$199,491	$351,452
Equipment operating leases	6,459	3,565	2,894	—	—
Employment agreements	1,065	1,065	—	—	—
Total contractual obligations	$956,304	$148,608	$256,753	$199,491	$351,452

The real estate operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately 11% of minimum lease obligations in fiscal 2012. In addition, the above table does not include variable costs paid to landlords such as maintenance, insurance and taxes, which represented approximately 59% of minimum lease obligations in fiscal 2012.

We have an employment agreement with Thomas P. Johnson, our Chief Executive Officer, which is reflected in the above table.

Additionally, we have a one-year advisory contract with Mr. Cunningham, which commenced in March 2013. The total contractual commitment for the agreement is $0.3 million and is not included in the above table.

As discussed in Note 10 to the Notes to Consolidated Financial Statements, we have a SERP liability of $12.6 million and other retirement plan liabilities of $3.0 million at February 2, 2013.  Such liability amounts are not reflected in the table above. We expect to make a payment in the next 12 months of approximately $2.1 million from our SERP which is included in the total SERP liability of $12.6 million.

Our total liabilities for unrecognized tax benefits were $2.7 million at February 2, 2013. We cannot make a reasonable estimate of the amount and timing of related future payments for these non-current liabilities of $2.7 million. Therefore these liabilities were not included in the above table.

In August 2011, we entered into a new three-year sourcing agreement with one of our sourcing agents. The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement. In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two-year period during the term of the agreement. If we purchase less than this amount over the two-year measurement period, then we will be obligated to pay the contracted commission on the shortfall from the guaranteed minimum. As of February 2, 2013, we had met the first two year minimum product purchase commitment. In addition, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse the agent for costs and expenses, if any, that it had incurred. All other open purchase orders are cancellable without penalty and are therefore not included in the above table. We have not issued any other third party guarantees or commercial commitments as of February 2, 2013.

In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of February 2, 2013, the outstanding letter of credit was $0.2 million and expires on June 30, 2013. We do not have any other stand-by or commercial letters of credit as of February 2, 2013.

The above table also does not include contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of conditional bonuses that may be paid is $1.2 million during fiscal 2013 and $0.5 million during fiscal 2014.

The above table does not reflect contingent purchase consideration related to the fourth quarter acquisition of GoJane that is discussed in Note 2 to the Notes to Consolidated Financial Statements. The purchase price includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business in the next five years. The fair value of the contingent payments as of the acquisition date was estimated to be $7.0 million based on expected probability of payment and we have recorded such liability on a discounted basis as of February 2, 2013.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of February 2, 2013, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and the results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies have been discussed in Note 1 to the Notes to Consolidated Financial Statements.  In applying such policies, management must use significant estimates that are based on its informed judgment. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

Merchandise Inventory

Merchandise inventory consists of finished goods and is valued utilizing the cost method at lower of cost or market on a weighted average basis. We use estimates during interim periods to record a provision for inventory shortage. We also make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We believe that the carrying value of merchandise inventory is appropriate as of February 2, 2013. However, actual results may differ materially from those estimated and could have a material impact on our Consolidated Financial Statements. For example, a 10% difference in our estimate of the reserve on inventory at the lower of cost or market as of February 2, 2013 would have impacted net income by $0.9 million for the fiscal year ended February 2, 2013.

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

ASC 740 clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements and requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  For those tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. This interpretation also provides guidance on de-recognition, classification, accounting in interim periods, and expanded disclosure requirements (see Note 11 to the Notes to Consolidated Financial Statements).

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

In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Management makes assumptions and applies judgment to estimate future cash flows and the weighted average cost of capital.  These assumptions include factors such as historical and forecasted results and trends.  If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, we would write the asset down to fair value and we would record an impairment charge.  Additionally, we have recorded store impairment charges of $32.6 million for 119 stores in fiscal 2012 compared to $16.0 million for 39 stores in fiscal 2011 and $0.7 million for one store in fiscal 2010 (see Note 3 to the Notes to Consolidated Financial Statements for a further discussion).  We believe that the carrying values of finite-lived assets, and their useful lives, are appropriate as of February 2, 2013. However, actual results may differ materially from those estimated which could result in additional impairments of store long-lived assets in future periods, and could have a material impact on our Consolidated Financial Statements.

Defined Benefit Retirement Plan

We maintain a SERP, which is a non-qualified defined benefit plan for certain officers. The plan is non-contributory, is not funded and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers, and this cost is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. We believe that these assumptions have been appropriate and that, based on these assumptions, the SERP current liability of $2.1 million and the SERP non-current liability of $10.5 million is appropriately stated as of February 2, 2013. However, actual results may differ from those estimated and could have an impact on our Consolidated Financial Statements in the future.  For example, if we had changed the expected discount rate by 0.5% in fiscal 2012, pension expense would have changed by less than $60,000.

Recent Accounting Developments

See the section “Recent Accounting Developments” included in Note 1 to the Notes to Consolidated Financial Statements for a discussion of recent accounting developments and their impact on our Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As of February 2, 2013, we had no outstanding borrowings under our Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of February 2, 2013, the outstanding letter of credit was $0.2 million and expires on June 30, 2013. We do not have any other stand-by or commercial letters of credit as of February 2, 2013 under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk from interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency, are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss. The unrealized gain of approximately $2.7 million is included in accumulated other comprehensive loss as of February 2, 2013. A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $2.3 million, which would be recorded in other comprehensive income (loss) as an unrealized gain or loss.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aéropostale, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Aéropostale, Inc. and subsidiaries (the "Company") as of February 2, 2013 and January 28, 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 2, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aéropostale, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 3, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte and Touche LLP

New York, New York
 April 3, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aéropostale, Inc.
New York, New York

We have audited the internal control over financial reporting of Aéropostale, Inc. and subsidiaries (the "Company") as of February 2, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  As described in Management's Report On Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at GoJane LLC, which was acquired on November 13, 2012 and whose financial statements constitute 4.5% of total assets and 0.3% of net sales of the consolidated financial statement amounts as of and for the year ended February 2, 2013. Accordingly, our audit did not include the internal control over financial reporting at GoJane LLC. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended February 2, 2013 of the Company and our report dated April 3, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte and Touche LLP

New York, New York
 April 3, 2013

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	February 2, 2013	January 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$231,501	$223,712
Merchandise inventory	155,463	163,522
Deferred income taxes	23	7,406
Prepaid taxes	7,691	7,199
Prepaid expenses and other current assets	45,262	39,960
Total current assets	439,940	441,799
Fixtures, equipment and improvements, net	262,778	287,393
Goodwill	13,919	—
Intangible assets, net	15,413	—
Other assets	8,794	6,041
TOTAL ASSETS	$740,844	$735,233

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$89,991	$103,476
Accrued expenses and other current liabilities	113,515	89,735
Total current liabilities	203,506	193,211
Deferred rent, tenant allowances and other long-term liabilities	110,780	114,979
Non-current retirement benefit plan liabilities	13,454	13,696
Uncertain tax contingency liabilities	2,740	3,913

Commitments and contingent liabilities

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 78,279 and 91,259 shares issued	783	913
Additional paid-in capital	216,067	206,670
Accumulated other comprehensive income (loss)	190	(839)
Retained earnings	193,324	459,279
Treasury stock at cost; 0 and 10,429 shares	—	(256,589)
Total stockholders’ equity	410,364	409,434
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$740,844	$735,233

See Notes to Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net sales	$2,386,178	$2,342,260	$2,400,434
Cost of sales (includes certain buying, occupancy and warehousing expenses)	1,796,821	1,733,916	1,514,272
Gross profit	589,357	608,344	886,162
Selling, general and administrative expenses	529,846	494,829	499,368
Income from operations	59,511	113,515	386,794
Interest expense, net	485	417	118
Income before income taxes	59,026	113,098	386,676
Income taxes	24,103	43,583	155,337
Net income	$34,923	$69,515	$231,339
Basic earnings per share	$0.44	$0.86	$2.52
Diluted earnings per share	$0.43	$0.85	$2.49
Weighted average basic shares	80,069	81,208	91,700
Weighted average diluted shares	80,494	81,811	92,762

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Net income	$34,923	$69,515	$231,339
Other comprehensive income (loss):
Pension liability, net of income taxes of $345, $443 and $3,006, respectively	817	(535)	4,219
Foreign currency translation adjustment (See Note 4)	212	139	2,331
Other comprehensive income (loss)	1,029	(396)	6,550
Comprehensive income	$35,952	$69,119	$237,889

See Notes to Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Treasury Stock, at Cost		Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Total
	(In thousands)
BALANCE, JANUARY 30, 2010	137,090	$1,371	$171,815	(43,095)	$(654,494)	$(6,993)	$922,790	$434,489
Net income	—	—	—	—	—	—	231,339	231,339
Stock options exercised	520	5	6,973	—	—	—	—	6,978
Pension liability (net of tax of $3,006)	—	—	—	—	—	4,219	—	4,219
Excess tax benefit from stock-based compensation	—	—	5,128	—	—	—	—	5,128
Repurchase of common stock	—	—	—	(10,289)	(257,485)	—	—	(257,485)
Stock-based compensation	—	—	11,485	—	—	—	—	11,485
Foreign currency translation adjustment	—	—	—	—	—	2,331	—	2,331
Vesting of stock	571	6	—	(217)	(5,853)	—	—	(5,847)
Retirement of treasury stock	(47,489)	(475)	—	47,489	764,840	—	(764,365)	—
BALANCE, JANUARY 29, 2011	90,692	907	195,401	(6,112)	(152,992)	(443)	389,764	432,637
Net income	—	—	—	—	—	—	69,515	69,515
Stock options exercised	110	3	1,483	—	—	—	—	1,486
Pension liability (net of tax of $443)	—	—	—	—	—	(535)	—	(535)
Excess tax benefit from stock-based compensation	—	—	453	—	—	—	—	453
Repurchase of common stock	—	—	—	(4,163)	(100,118)	—	—	(100,118)
Issuance of treasury stock	—	—	(44)	3	80	—	—	36
Stock-based compensation	—	—	9,377	—	—	—	—	9,377
Foreign currency translation adjustment	—	—	—	—	—	139	—	139
Vesting of stock	457	3	—	(157)	(3,559)	—	—	(3,556)
BALANCE, JANUARY 28, 2012	91,259	913	206,670	(10,429)	(256,589)	(839)	459,279	409,434
Net income	—	—	—	—	—	—	34,923	34,923
Stock options exercised	50	—	724	—	—	—	—	724
Pension liability (net of tax of $345)	—	—	—	—	—	817	—	817
Excess tax benefit from stock-based compensation	—	—	617	—	—	—	—	617
Repurchase of common stock	—	—	—	(3,000)	(40,842)	—	—	(40,842)
Issuance of treasury stock	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	8,056	—	—	—	—	8,056
Foreign currency translation adjustment	—	—	—	—	—	212	—	212
Vesting of stock	566	6	—	(167)	(3,583)	—	—	(3,577)
Retirement of treasury stock	(13,596)	(136)	—	13,596	301,014	—	(300,878)	—
BALANCE, FEBRUARY 2, 2013	78,279	$783	$216,067	—	$—	$190	$193,324	$410,364

See Notes to Consolidated Financial Statements.

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,923	$69,515	$231,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,593	65,113	58,045
Asset impairment charges	32,633	16,036	674
Stock-based compensation	8,056	9,413	11,485
Amortization of tenant allowances	(13,118)	(12,932)	(12,864)
Amortization of deferred rent expense	4,314	5,775	7,070
Amortization of intangible assets	187	—	—
Pension expense	2,376	1,889	7,993
Deferred income taxes	(8,860)	9,679	18,823
Excess tax benefits from stock-based compensation	(617)	(453)	(5,128)
Changes in operating assets and liabilities:
Merchandise inventory	11,256	(7,095)	(23,100)
Prepaid taxes and other assets	(4,645)	(14,219)	(4,989)
Accounts payable	(13,430)	512	11,904
Accrued expenses and other liabilities	26,143	(13,932)	(37,521)
Net cash provided by operating activities	144,811	129,301	263,731

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of GoJane.com, Inc.	(25,175)	—	—
Capital expenditures	(72,309)	(73,323)	(100,807)
Net cash used in investing activities	(97,484)	(73,323)	(100,807)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(40,842)	(100,118)	(257,485)
Proceeds from exercise of stock options	724	1,486	6,978
Excess tax benefits from stock-based compensation	617	453	5,128
Net cash used in financing activities	(39,501)	(98,179)	(245,379)

Effect of exchange rate changes	(37)	360	1,032
Net increase (decrease) in cash and cash equivalents	7,789	(41,841)	(81,423)
Cash and cash equivalents, beginning of year	223,712	265,553	346,976
Cash and cash equivalents, end of year	$231,501	$223,712	$265,553
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$21,009	$49,964	$147,700
Accruals related to purchases of property and equipment	$2,030	$1,397	$5,182
Contingent and additional consideration liability related to GoJane acquisition	$7,400	$—	$—

See Notes to Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Organization

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated or unless the context otherwise requires. We are a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through our Aéropostale stores and 4 to 12 year-old kids through our P.S. from Aéropostale stores.  As of February 2, 2013, we operated 984 Aéropostale stores, consisting of 906 stores in all 50 states and Puerto Rico, 78 stores in Canada, as well as 100 P.S. from Aéropostale stores in 20 states.  In addition, pursuant to various licensing agreements, our licensees operated 26 Aéropostale stores and one Aéropostale and P.S. from Aéropostale combination store in the Middle East, Asia and Europe as of February 2, 2013. Also during 2012, we have signed new license agreements in four additional countries.

On November 13, 2012, we acquired substantially all of the assets of online women's fashion footwear and apparel retailer GoJane.com, Inc. (“GoJane”). Based in Ontario, California, GoJane focuses primarily on fashion footwear, with a select offering of contemporary apparel and other accessories. See Note 2 for additional information on the acquisition of GoJane.

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

On January 29, 2012, we adopted Accounting Standards Update ("ASU") 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” It requires entities to present net income (loss) and other comprehensive income (loss) in either a single continuous statement or in two separate, but consecutive, statements of net income (loss) and other comprehensive income (loss).  The new standard eliminates the option to present items of other comprehensive income (loss) in the statement of changes in equity.  As this standard relates only to the presentation of other comprehensive income (loss), our adoption of this new guidance did not have a material impact on our Consolidated Financial Statements.

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31. Fiscal 2012 was the 53-week period ended February 2, 2013, fiscal 2011 was the 52-week period ended January 28, 2012, and fiscal 2010 was the 52-week period ended January 29, 2011.  Fiscal 2013 will be the 52-week period ending February 1, 2014.

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

During fiscal 2012 and 2011, we sourced approximately 84% and 87%, respectively, of our merchandise from our top five merchandise vendors.  The loss of any of these sources could adversely impact our ability to operate our business.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of our Canadian subsidiary have been translated into United States dollars by translating balance sheet accounts at the year-end exchange rate and statement of income accounts at the average exchange rates for the year. Foreign currency translation gains and losses are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss and are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.  The balance of the unrealized foreign currency translation adjustment included in accumulated other comprehensive loss was income of $2.7 million as of February 2, 2013 compared to income of $2.5 million as of January 28, 2012.  Foreign currency transaction gains and losses are charged or credited to earnings as incurred.

Cash Equivalents

We include credit card receivables and all short-term investments that qualify as cash equivalents with an original maturity of three months or less in cash and cash equivalents.

Fair Value Measurements

We follow the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement Disclosures” (“ASC 820”) as it relates to financial and nonfinancial assets and liabilities. We currently have no financial assets or liabilities that are measured at fair value.  Our non-financial assets, which include fixtures, equipment and improvements and intangible assets, are not required to be measured at fair value on a recurring basis.  However, if certain triggering events occur, or if an impairment test is required and we are required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at fair value (See Note 3 for a further discussion).  Also, see Note 2 for fair value measurements related to GoJane assets and liabilities in fiscal 2012. ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The fair value of cash and cash equivalents, receivables (included in other current assets), and accounts payable approximates their carrying value due to their short-term maturities.

Merchandise Inventory

Merchandise inventory consists of finished goods and is valued utilizing the cost method at the lower of cost or market determined on a weighted average basis. Merchandise inventory includes warehousing, freight, merchandise and design costs as an inventory product cost. We make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We recorded adjustments to reduce the carrying value of inventory and increase cost of sales for lower of cost or market of $15.0 million as of February 2, 2013 and $14.8 million as of January 28, 2012.

Vendor Rebates

We receive vendor rebates from certain merchandise suppliers. The vendor rebates are earned as we receive merchandise from the suppliers and are computed at an agreed upon percentage of the purchase amount. Vendor rebates are recorded as a reduction of merchandise inventory, and are then recognized as a reduction of cost of sales when the related inventory is sold. Vendor rebates recorded as a reduction of the carrying value of merchandise inventory were $1.6 million as of February 2, 2013 and $2.1 million as of January 28, 2012. Vendor rebates recorded as a reduction of cost of sales were $10.1 million for fiscal 2012, $13.0 million for fiscal 2011, and $10.2 million for fiscal 2010.

Fixtures, Equipment and Improvements

Fixtures, equipment and improvements are stated at cost. Depreciation and amortization are provided for by the straight-line method over the following estimated useful lives:

Fixtures and equipment	10 years
Leasehold improvements	Lesser of useful lives or lease term
Computer equipment	5 years
Software	3 years

Goodwill and intangible assets

We estimate and record intangible assets, which primarily consists of tradenames and customer relationships at fair value at the acquisition date.  The fair value of these intangible assets is estimated based on management's assessment, considering independent third party appraisals, as warranted.   Goodwill represents the excess of purchase consideration for an acquired entity over the fair value amounts assigned to assets acquired and liabilities assumed in a business combination.

Goodwill and trademarks/intellectual property with an indefinite life are not amortized, but instead are assessed for impairment annually based on comparisons of their respective fair values to their carrying values. Additionally, goodwill and intangible assets are tested for impairment if an event occurs or circumstances change that would indicate that the carrying amount may be impaired.

Finite lived intangible assets are amortized over their estimated useful life: seven years for customer relationships and three years for the e-commerce software platform.  Long-lived assets are evaluated for impairment periodically whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable.  Amortization expense related to such assets is classified in selling, general and administrative expenses.

Evaluation for Long-Lived Asset Impairment

We periodically evaluate the need to recognize impairment losses relating to long-lived assets in accordance with FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”).  Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, we write the asset down to fair value and we record impairment charges, accordingly.  The estimation of fair value is measured by discounting expected future cash flows.   The recoverability assessment related to store-level assets requires judgments and estimates of future revenues, gross margin rates, store expenses and the weighted average cost of capital.  We base these estimates upon our past and expected future performance.  We believe our estimates are appropriate in light of current market conditions.  However, actual results may differ materially from those estimated which could result in additional impairments of store long-lived assets in future periods, and could have a material impact on our Consolidated Financial Statements (See Note 3 for a further discussion).

Pre-Opening Expenses

New store pre-opening costs are expensed as they are incurred.

Leases

Our store operating leases typically provide for fixed non-contingent rent escalations. Rent payments under our store leases typically commence when the store opens.  These leases include a pre-opening period that allows us to take possession of the property to fixture and merchandise the store. We recognize rent expense on a straight-line basis over the non-cancelable term of each individual underlying lease, commencing when we take possession of the property (see Note 12 for a further discussion).

In addition, most store leases require us to pay additional rent based on specified percentages of sales, after we achieve specified annual sales thresholds. We use store sales trends to estimate and record liabilities for these additional rent obligations during interim periods. Most of our store leases entitle us to receive tenant allowances from our landlords. We record these tenant allowances as a deferred rent liability, which we amortize as a reduction of rent expense over the non-cancelable term of each underlying lease.

Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores, and at the time our e-commerce customers take possession of merchandise. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized.  Also included in sales revenue is shipping revenue from our e-commerce customers.  Sales tax collected from customers is excluded from revenue and is included in accrued expenses on our Consolidated Balance Sheets.  Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum royalty levels.  We recorded revenue related to licensing arrangements in net sales of $7.2 million in fiscal 2012, $4.0 million in fiscal 2011 and $1.9 million in fiscal 2010. During fiscal 2011, we launched a loyalty rewards program for our P.S. from Aéropostale stores.  Accordingly, we have recorded a deferred sales liability within accrued expenses in connection with this program.  The amount recorded was not material to the Consolidated Financial Statements for any period presented.

Gift Cards

We sell gift cards to our customers in our retail stores, through our websites, and through select third parties. We do not charge administrative fees on unused gift cards and our gift cards do not have an expiration date.  Revenue is not recorded on the purchase of gift cards.  A current liability is recorded upon purchase, and revenue is recognized when the gift card or store credits are redeemed for merchandise.  We also recognize breakage income for the portion of gift cards estimated to be unredeemed.  We have relieved our legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction.  We therefore determined that the likelihood of certain gift cards being redeemed by the customer was remote, based upon historical redemption patterns of gift cards.  For those gift cards that we determined redemption to be remote, we reversed our liability and recorded gift card breakage income in net sales.  We recorded net sales related to gift card breakage income of $3.7 million in fiscal 2012, $5.6 million in fiscal 2011 and $5.8 million in fiscal 2010 (see Note 6).

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

Cost of sales for fiscal 2011 includes a pre-tax benefit of $8.7 million resulting from the resolution of a dispute with one of our sourcing agents, related to prior period allowances recorded in the second quarter.  Of this benefit, $8.0 million relates to fiscal years 2007 through 2010 and was not material to any individual prior period.

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

Self-Insurance

We self-insure our workers compensation claims and our employee medical benefits. The recorded liabilities for these obligations are calculated primarily using historical experience and current information. The liabilities include amounts for actual claims and estimated claims incurred but not yet reported.  Self-insurance liabilities were $5.1 million at February 2, 2013 and $4.8 million at January 28, 2012.  We paid workers compensation claims of $1.0 million in fiscal 2012, $0.8 million in fiscal 2011 and $0.8 million in fiscal 2010.  In addition, we paid employee medical claims of $14.1 million in fiscal 2012, $13.8 million in fiscal 2011 and $13.2 million in fiscal 2010.

Retirement Benefit Plans

Our retirement benefit plan costs are accounted for using actuarial valuations required by FASB ASC Topic 715 “Compensation – Retirement Benefits” (“ASC 715”).  ASC 715 requires an entity to recognize the funded status of its defined pension plans on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive loss, net of income taxes (see Note 10 for a further discussion).

Marketing Costs

Marketing costs, which include e-commerce, print, radio and other media advertising, are expensed at the point of first broadcast or distribution, and were $17.5 million in fiscal 2012, $11.8 million in fiscal 2011, and $9.7 million in fiscal 2010.

Stock-Based Compensation

We follow the provisions from the FASB ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”). Under such guidance, all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the income statement (see Note 9 for a further discussion).

Segment Reporting

FASB ASC Topic 280, “Segment Reporting” (“ASC 280”), establishes standards for reporting information about a company’s operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. We operate in and report as a single aggregated operating segment, which includes the operations of our Aéropostale retail stores, P.S. from Aéropostale retail stores, our Aéropostale, P.S. from Aéropostale and GoJane e-commerce sites, in addition to licensing revenue.  We do not rely on any major customers as a source of revenue.  Licensing revenue was less than 1% of total net sales for each period presented.

The following tables present summarized geographical information (in thousands):

	Fiscal
	2012	2011	2010
Net sales:
United States[1]	$2,250,915	$2,214,176	$2,281,421
Canada	135,263	128,084	119,013
Total net sales	$2,386,178	$2,342,260	$2,400,434

1 Amounts represent sales from U.S. and Puerto Rico retail stores, as well as e-commerce sales, that are billed to and/or shipped to foreign countries and licensing revenue.

	February 2, 2013	January 28, 2012
Long-lived assets, net:
United States	$269,144	$260,112
Canada	22,966	27,281
Total long-lived assets, net	$292,110	$287,393

Our consolidated net sales mix by merchandise category was as follows:

	Fiscal
Merchandise Categories	2012	2011	2010
Young Women’s	64%	66%	69%
Young Men’s	36%	34%	31%
Total Merchandise Sales	100%	100%	100%

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

Recent Accounting Developments

In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements.”  ASU 2012-04 contains certain technical corrections and conforming fair value amendments to the FASB Accounting Standards Codification. The amendments that do not have transition guidance were effective upon issuance.  The amendments that are subject to the transition guidance will be effective for public entities for fiscal periods beginning after December 15, 2012.  The adoption of ASU 2012-04 will not have a material impact on our results of operations or our financial position.

2. Acquisition of GoJane.com, Inc.

On November 13, 2012, we acquired substantially all of the assets of online women's fashion footwear and apparel retailer GoJane.com, Inc ("GoJane"). Based in Ontario, California, GoJane focuses primarily on fashion footwear, with a select offering of contemporary apparel and other accessories. We believe this strategic acquisition of GoJane allows us to expand into new fashion categories online. We also believe that we will be able to utilize and leverage our existing infrastructure to develop and grow the GoJane business.

The financial results of GoJane were included in our Consolidated Financial Statements as of the acquisition date. We have not presented separate financial results for fiscal 2012 or the pro forma results of operations for periods prior to the acquisition because GoJane's results of operations were not material to our consolidated results for fiscal 2012, 2011 and 2010.

Purchase Price

Under the terms of the agreement, we acquired the net assets in exchange for a purchase price of up to $33.6 million. The purchase price consisted of $25.2 million in cash paid from cash on hand. The purchase price also includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business in the next five years. These performance payments are not contingent upon continuous employment by the two individual stockholders. The fair value of the contingent payments as of the acquisition date was estimated to be $7.0 million based on expected probability of payment and we have recorded such liability on a discounted basis as of February 2, 2013. The purchase price also included an additional $0.4 million for the final working capital adjustment paid during the first quarter of 2013.

Net Assets Acquired

Total consideration of $32.6 million was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, as follows, with the remaining unallocated purchase price recorded to goodwill (in thousands):

Total cash consideration	$25,556

Assets acquired:
Inventory	2,961
Other assets	162
Intangible assets:
Tradename	11,400
Customer relationships	3,400
E-commerce software platform	800

Total assets acquired	18,723

Liabilities assumed	(67)
Contingent consideration recognized	(7,019)

Net assets acquired	11,637

Goodwill	$13,919

We estimated the fair values of the acquired intangible assets based on discounted cash flow models using estimates and assumptions regarding future operations and cash flows. We determined that the trademarks/intellectual property has an indefinite life and will not be amortized. This will be tested annually for impairment along with the goodwill recorded for the purchase. The customer relationships will be amortized over their estimated useful life of seven years on a straight-line basis, which approximates the pattern of expected economic benefit. The e-commerce software platform will be amortized over its estimated useful life of three years on a straight-line basis.

Goodwill is equal to the excess of the purchase price over the fair value of the net assets acquired, and represents benefits from the acquisition that are not attributable to individually identified and separately recognized assets. Those benefits include the expected opportunity to expand into new fashion categories online, and to leverage our existing infrastructure to develop and grow the GoJane business. The goodwill is deductible for tax purposes.

We will evaluate all indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. There were no goodwill or other intangible asset impairments to date.

Other Consideration

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

Intangible Assets

Intangible assets consist of the following:

	February 2, 2013
Description	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Intangible assets subject to amortization:
Customer relationships	$3,400	$121	$3,279
E-commerce software platform	800	66	734
Total intangible assets subject to amortization	4,200	187	4,013

Intangible assets not subject to amortization:
Trademarks	11,400	—	11,400

Total intangible assets	$15,600	$187	$15,413

Amortization

We recognized amortization expense on intangible assets of $0.2 million in fiscal 2012. We amortize our finite-lived intangible assets primarily over the following weighted-average periods: customer relationships - seven years; and e-commerce software platform - three years. In addition, the weighted-average life of all finite-lived intangibles assets is six years. Based on the amount of intangible assets subject to amortization as of February 2, 2013, the expected amortization for each of the next five fiscal years is as follows:

Amortization Expense
(In thousands)
Fiscal 2013	$752
Fiscal 2014	752
Fiscal 2015	686
Fiscal 2016	486
Fiscal 2017	486
Total	$3,162

3.   Store Asset Impairment Charges

We have recorded store asset impairment charges of $32.6 million during the fourth quarter of 2012 for 119 stores. We have recorded store asset impairment charges of $16.0 million in fiscal 2011 for 39 stores. Of this charge, $1.2 million was recorded during the third quarter of fiscal 2011 for three stores and $14.8 million was recorded during the fourth quarter of fiscal 2011 for 36 stores.  We recorded store impairments of $0.7 million in fiscal 2010 for one store.  These charges were included in cost of sales.  These amounts include the write-down of long-lived assets at stores that were assessed for impairment because of changes in circumstances that indicated the carrying value of an asset may not be recoverable or management’s intention to relocate or close the stores.  Impairment charges were primarily related to revenues and/or gross margins not meeting targeted levels at the respective stores as a result of macroeconomic conditions, location related conditions and other factors that are negatively impacting the sales and cash flows of these locations.

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

The table below sets forth by level within the fair value hierarchy the fair value of long-lived assets for which an impairment was recognized during the year (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses
February 2, 2013:
Long-lived assets held and used	$—	$—	$4,237	$4,237	$32,633

January 28, 2012:
Long-lived assets held and used	$—	$—	$979	$979	$16,036

January 29, 2011:
Long-lived assets held and used	$—	$—	$—	$—	$674

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360, long-lived assets held and used with a carrying amount of $36.8 million were written down to their fair value, resulting in an impairment charge of $32.6 million, which was included in earnings for fiscal 2012. For fiscal 2011, long-lived assets held and used with a carrying amount of $17.0 million were written down to their fair value, resulting in an impairment charge of $16.0 million, which was included in earnings.  For fiscal 2010, long-lived assets held and used with a carrying amount of $0.7 million were written down to zero, which is their fair value, resulting in an impairment charge of $0.7 million, which was included in earnings.

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

During fiscal 2012, we repurchased 3.0 million shares of our common stock for $40.8 million.  During fiscal 2011 and 2010, we repurchased 4.2 million shares for $100.1 million and 10.3 million shares for $257.5 million, respectively.

Under the program to date, we have repurchased 60.1 million shares of our common stock for $1.0 billion.  As of February 2, 2013, we have approximately $104.4 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

Retirement of Treasury Stock

In January 2013, we retired 13.6 million shares of our treasury stock. These shares remain as authorized stock; however they are now considered unissued. In accordance with ASC Topic 505, “Equity” (“ASC 505”), the treasury stock retirement resulted in a reduction of the following on our consolidated balance sheet: common stock by $0.1 million, treasury stock by $301.0 million and retained earnings by $300.9 million. There was no effect on total stockholders' equity position as a result of the retirement.

In October 2010, we retired 47.5 million shares of our treasury stock. These shares remain as authorized stock; however they are now considered unissued. In accordance with ASC Topic 505, “Equity” (“ASC 505”), the treasury stock retirement resulted in a reduction of the following on our consolidated balance sheet: common stock by $0.4 million, treasury stock by $764.8 million and retained earnings by $764.4 million. There was no effect on total stockholders' equity position as a result of the retirement.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of accumulated other comprehensive income (loss):

	February 2, 2013	January 28, 2012
	(In thousands)
Pension liability, net of tax	$(2,541)	$(3,358)
Cumulative foreign currency translation adjustment [1]	2,731	2,519
Total accumulated other comprehensive income (loss)	$190	$(839)

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

5.  Fixtures, Equipment and Improvements

Fixtures, equipment and improvements consist of the following (in thousands):

	February 2, 2013	January 28, 2012
Leasehold improvements	$324,386	$351,150
Fixtures and equipment	145,060	148,709
Computer equipment and software	111,022	101,082
Construction in progress	2,593	1,397
	583,061	602,338
Less accumulated depreciation and amortization	320,283	314,945
	$262,778	$287,393

Depreciation and amortization expense related to fixtures, equipment and improvements was $65.6 million in fiscal 2012, $65.1 million in fiscal 2011, and $58.0 million in fiscal 2010.

6.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	February 2, 2013	January 28, 2012
	(In thousands)
Accrued gift cards	$29,630	$27,897
Accrued compensation	15,808	14,107
Accrued rent	11,101	12,027
Accrued income taxes	13,078	1,315
Current portion of SERP liability	2,146	—
Other	41,752	34,389
Total accrued expenses and other current liabilities	$113,515	$89,735

7.  Revolving Credit Facility

In September 2011, we entered into an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”). The Credit Facility provides for a revolving credit line up to $175.0 million. The Credit Facility is available for working capital and general corporate purposes. The Credit Facility is scheduled to expire on September 22, 2016, and is guaranteed by all of our domestic subsidiaries (the “Guarantors”). No amounts were outstanding during fiscal 2012 or as of February 2, 2013 under the Credit Facility. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Agreement in the event of our election to draw funds in the foreseeable future.

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

During fiscal 2012 and as of February 2, 2013, we had no outstanding balances under the Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of February 2, 2013, the outstanding letter of credit was $0.2 million and expires on June 30, 2013. We do not have any other stand-by or commercial letters of credit as of February 2, 2013 under the Credit Facility.

In conjunction with the GoJane acquisition, we obtained a Waiver and Consent from Bank of America, N.A. on November 8, 2012 for the Permitted Acquisition clause in the Credit Facility (see Note 2 for a further discussion regarding this acquisition.)

As of February 2, 2013, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.

8.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011

Net income	$34,923	$69,515	$231,339
Weighted average basic shares	80,069	81,208	91,700
Impact of dilutive securities	425	603	1,062
Weighted average diluted shares	80,494	81,811	92,762
Basic earnings per share	$0.44	$0.86	$2.52
Diluted earnings per share	$0.43	$0.85	$2.49

Options to purchase 400,086 shares during the fiscal 2012 were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive. Similarly, options to purchase 315,977 shares were excluded from the computation of diluted earnings per share during the fiscal 2011. All options for purchase shares were included in the computation of diluted earnings per share during fiscal 2010.

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

The following table summarizes non-vested shares of stock outstanding as of February 2, 2013:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 29, 2012	1,136	$20.66
Granted	823	14.67
Vested	(367)	19.45
Cancelled	(50)	20.20
Outstanding as of February 2, 2013	1,542	$17.76

Total compensation expense is being amortized over the vesting period.  Compensation expense related to non-vested stock activity was $8.0 million for fiscal 2012, $9.2 million for fiscal 2011 and $7.5 million for fiscal 2010. As of February 2, 2013, there was $13.8 million of unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over the weighted average period of two years.  The total fair value of shares vested was $7.1 million during fiscal 2012, $7.9 million during fiscal 2011 and $7.4 million during fiscal 2010.

In connection with the GoJane acquisition, we granted shares of our non-vested common stock ("Restricted Shares") to the two individual stockholders of GoJane (see Note 2 for a further discussion regarding this acquisition.)

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

The following table summarizes performance shares of stock outstanding as of February 2, 2013:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 29, 2012	212	$16.65
Granted	—	—
Vested	(200)	16.65
Cancelled	(12)	16.65
Outstanding as of February 2, 2013	—	$—

Total compensation expense is being amortized over the vesting period. We did not recognize compensation expense related to performance shares based on our determination of the likelihood of achieving the performance conditions associated with the respective shares for fiscal 2012. However, compensation expense was $0.4 million for fiscal 2011 and $2.0 million for fiscal 2010. As of February 2, 2013, we had no unrecognized compensation cost related to performance shares.

Stock Options

We have stock option plans under which we may grant qualified and non-qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees.  As of February 2, 2013, a total of 2,601,401 shares were available for future grant under our plans compared to a total of 3,668,903 shares as of January 28, 2012. Stock options may not be granted at less than the fair market value at the date of grant. Stock options generally vest over four years on a pro-rata basis and expire after eight years. All outstanding stock options immediately vest upon (i) a change in control of the company (as defined in the plan) and (ii) termination of the employee within one year of such change of control. We granted 10,000 options during fiscal 2012, 10,000 options during fiscal 2011 and none during fiscal 2010.

The fair value of options was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires certain assumptions, including estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). For fiscal 2012, our expected volatility was 50%, expected term was 3.86 years, risk-free interest rate was 0.52% and expected forfeiture rate was 5%. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of income.

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

The following table summarizes stock option transactions for common stock during fiscal 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of January 29, 2012	593	$15.86
Granted	10	16.77
Exercised	(49)	14.63
Cancelled[1]	(24)	15.86
Outstanding as of February 2, 2013	530	$15.99	1.86	$0.1
Options vested as of February 2, 2013 and expected to vest[2]	529	$15.99	1.86	$0.1
Exercisable as of February 2, 2013	515	$15.97	1.72	$0.1

1 The number of options cancelled includes approximately 22,000 expired shares.
2 The number of options expected to vest takes into consideration estimated expected forfeitures.

We recognized less than $0.1 million in compensation expense related to stock options during the fiscal 2012, $(0.2) million during fiscal 2011 and $2.0 million during fiscal 2010. For fiscal 2012, the intrinsic value of options exercised was less than $0.1 million as compared to $0.4 million for fiscal 2011 and $5.7 million for fiscal 2010.

The following table summarizes information regarding non-vested outstanding stock options as of February 2, 2013:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of January 29, 2012	31	$7.60
Granted	10	6.39
Vested	(24)	7.84
Cancelled	(2)	—
Non-vested as of February 2, 2013	15	$6.41

As of February 2, 2013, there was $0.1 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining weighted-average vesting period of three years.

10.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	February 2, 2013	January 28, 2012
	(In thousands)
Supplemental Executive Retirement Plan (“SERP”)	$12,637	$11,601
Other retirement plan liabilities	2,963	2,095
Total	$15,600	$13,696
Less amount classified in accrued expenses related to SERP	$2,146	$—
Long-term retirement benefit plan liabilities	$13,454	$13,696

401(k) Plan

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements.  Under the terms of the plan, employees may contribute, subject to statutory limitations, up to 100% of gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants.  We also have the option to make additional contributions or to suspend the employer contribution at any time. The employer's matching contributions vest over a five-year service period with 20% vesting after two years and 50% vesting after year three.  Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after five years of service. Contribution expense was $1.5 million in fiscal 2012, $1.3 million in fiscal 2011 and $1.1 million in fiscal 2010. During fiscal 2011, we established separate defined contribution plans for eligible employees in both Canada and Puerto Rico who meet certain requirements. Contribution expense for all plans was not material to the Consolidated Financial Statements for any period presented.

Supplemental Executive Retirement Plan

We maintain a Supplemental Executive Retirement Plan, or SERP. This plan is a non-qualified defined benefit plan for certain executives.  The plan is non-contributory and not funded and provides benefits based on years of service and compensation during employment.  Participants are fully vested upon entrance in the plan. Pension expense is determined using the projected unit credit cost method to estimate the total benefits ultimately payable to officers and this cost is allocated to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually.

The following information about the SERP is provided below (in thousands):

	February 2, 2013	January 28, 2012
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of period	$11,601	$9,597
Service cost	725	584
Interest cost	458	497
Plan amendments	—	—
Actuarial (gain) loss	(147)	2,298
Benefits paid	—	—
Settlements	—	(1,375)
Special termination benefits	—	—
Benefit obligation at end of period	$12,637	$11,601
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	—	1,375
Benefits paid	—	(1,375)
Settlements	—	—
Fair value of plan assets at end of period	$—	$—
Funded status at end of period	$(12,637)	$(11,601)
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION:
Noncurrent assets	$—	$—
Current liabilities	(2,146)	—
Noncurrent liabilities	(10,491)	(11,601)
	$(12,637)	$(11,601)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS:
Net loss	$4,262	$4,687
Prior service cost	537	611
Total	$4,799	$5,298
INFORMATION FOR PENSION PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS:
Projected benefit obligation	$12,637	$11,601
Accumulated benefit obligation	7,769	6,280
Fair value of plan assets	—	—

Pension expense includes the following components (in thousands):

	Fiscal
	2012	2011	2010
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$725	$584	$884
Interest cost	458	497	957
Expected return on plan assets	—	—	—
Amortization of prior service cost	74	74	74
Amortization of net loss	278	208	556
Net periodic benefit cost	1,535	1,363	$2,471
Settlement loss	—	501	6,789
Total benefit cost	$1,535	$1,864	$9,260
OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE LOSS:
Net actuarial loss	$(147)	$2,298	$106
Prior service cost	—	—	—
Amortization of net loss	(278)	(208)	(556)
Amortization of prior service cost	(74)	(74)	(74)
Settlement loss	—	(501)	(6,789)
Total recognized in other comprehensive income (loss)	$(499)	$1,515	$(7,313)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$1,036	$3,379	$1,947
WEIGHTED AVERAGE ASSUMPTIONS USED:
Discount rate to determine benefit obligations	3.50%	3.95%	5.50%
Discount rate to determine net periodic pension cost	3.95%	5.13%	5.38%
Rate of compensation increase[1]	4.50%	4.50%	4.50%

1 Rate of compensation is used for determining the benefit obligation and net periodic pension cost.

The estimated net loss of $0.3 million and prior service cost of $0.1 million for the defined benefit pension plan will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year. The estimated net loss and prior service cost for the other postretirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are not material to the Consolidated Financial Statements.

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

We expect to contribute $2.2 million to the SERP and expect to contribute $0.1 million to the postretirement benefit plan for fiscal 2013 through fiscal 2022.  The amount of cash contributions we are required to make to the plans could increase or decrease depending on when employees make retirement elections and other factors which are not in the control of the Company. Our expected cash contributions to the plans are equal to the expected benefit payments.

11.  Income Taxes

Domestic and foreign pretax income is as follows (in thousands):

	Fiscal
	2012	2011	2010
Domestic	$78,550	$121,799	$375,364
Foreign	(19,524)	(8,701)	11,312
Total income before provision for income taxes	$59,026	$113,098	$386,676

The provision for income taxes consists of the following (in thousands):

	Fiscal
	2012	2011	2010
Current:
Federal	$32,740	$28,543	$105,768
State and local	1,930	4,604	26,814
Foreign	(1,707)	757	3,932
	$32,963	$33,904	$136,514
Deferred:
Federal	$(5,234)	$9,622	$18,945
State and local	(1,556)	2,782	(229)
Foreign	(2,070)	(2,725)	107
	$(8,860)	$9,679	$18,823
	$24,103	$43,583	$155,337

Reconciliation of the U.S. statutory tax rate with our effective tax rate is summarized as follows:

	Fiscal
	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in tax resulting from:
Foreign income taxes	4.5%	0.6%	(0.1)%
State income taxes, net of federal tax benefit, before valuation allowance	(1.7)%	3.9%	4.6%
State income tax valuation allowance	0.1%	1.2%	—%
Other	2.9%	(2.2)%	0.7%
Effective rate	40.8%	38.5%	40.2%

The components of the net deferred income tax assets and liabilities are as follows (in thousands):

	February 2, 2013	January 28, 2012
Current:
Inventory	$(6,171)	$(786)
Unredeemed gift cards	2,803	2,040
Accrued compensation	1,826	3,377
Retirement benefit plan liabilities	868	—
Net operating loss carry-back	—	1,803
Other	690	972
Net current deferred tax assets	$16	$7,406
Non-current:
Furniture, equipment and improvements	$(20,823)	$(34,636)
Retirement benefit plan liabilities	5,411	5,372
Stock-based compensation	6,119	7,347
Deferred rent and tenant allowances	10,014	7,673
Net operating loss carry-forwards (“NOL’s”)	4,059	3,248
Valuation allowance for NOL’s	(1,328)	(1,248)
Other	1,381	1,789
Net non-current deferred tax assets (liabilities)	4,833	(10,455)
Net deferred income tax assets (liabilities)	$4,849	$(3,049)

As of February 2, 2013, we had approximately $104.2 million of domestic state and Canadian NOL’s that will expire between 2017 and 2033.  Accordingly, we recorded deferred tax assets for the net operating loss carryforwards, before valuation allowance of $4.1 million as of February 2, 2013.  Additionally, as of February 2, 2013, we recorded a valuation allowance of $1.3 million against deferred tax assets for the Canadian NOL’s.  Subsequent recognition of these deferred tax assets that were previously reduced by the valuation allowance would result in an income tax benefit in the period of such recognition.

We have not recognized any United States (“U.S.”) tax expense on undistributed foreign earnings as they are intended to be indefinitely reinvested outside of the United States.  Income (loss) derived from foreign jurisdictions is not material to the Consolidated Financial Statements.  There were no significant undistributed earnings at February 2, 2013.

We follow the provisions of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in income taxes. Uncertain tax position liabilities, inclusive of interest and penalty, were $2.7 million as of February 2, 2013, $3.9 million as of January 28, 2012 and $4.3 million as of January 29, 2011.  Reversal of these liabilities, along with reversal of related deferred tax assets, would favorably impact our effective tax rate.

The amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statues of limitations. Although the outcomes and timing of such events are highly uncertain, we anticipate that the balance of the liability for unrecognized tax benefits and related deferred tax assets will not significantly change during the next twelve months. However, changes in the occurrence, expected outcomes and timing of those events could cause our current estimate to change materially in the future. Our portion of gross unrecognized tax benefits that would affect our effective tax rate, including interest and penalties, is $2.7 million.

We recognize interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense.  Interest and penalties recorded in fiscal 2012, fiscal 2011 and fiscal 2010 were not material to the Consolidated Financial Statements. We had liabilities for accrued interest and penalties of $0.8 million as of February 2, 2013 and $1.1 million as of January 28, 2012.

Below is a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits relating to uncertain tax positions (excluding interest and penalties), which are recorded in our Consolidated Balance Sheets.

Unrecognized Tax Benefits
(In thousands)
Balance at January 30, 2010	$3,284
Increases due to tax positions related to prior years	1,317
Increases due to tax positions related to current year	131
Decreases due to settlements with taxing authorities	(1,504)
Balance at January 29, 2011	$3,228
Increases due to tax positions related to prior years	165
Decreases due to tax positions related to prior years	(6)
Decreases due to lapse of statute of limitations	(347)
Decreases due to settlements with taxing authorities	(227)
Balance at January 28, 2012	$2,813
Increases due to tax positions related to prior years	96
Decreases due to tax positions related to prior years	(38)
Decreases due to settlements with taxing authorities	(991)
Balance at February 2, 2013	$1,880

We file U.S. and Canadian federal, various state and provincial income tax returns.  The IRS concluded an audit of our 2009-2010 federal filings in the second quarter of fiscal 2012, which resulted in no change to the tax returns as filed. Our U.S. federal filings for the years 2006 through 2008 were examined by the IRS and were settled and we paid approximately $0.7 million relating to this settlement in the fourth quarter of fiscal 2010.  This liability was included in the above balance of uncertain tax position liabilities at January 30, 2010.  The 2006-2008 examination liability was related to the timing of taxable revenue from unredeemed gift cards.  Certain tax returns remain open for examination generally for our 2008 through 2011 tax years by various taxing authorities.  However, certain states may keep their statute open for six to ten years.

12.  Commitments and Contingent Liabilities

Leases — We are committed under non-cancellable leases for our entire store, distribution centers and office space locations, which generally provide for minimum rent plus additional increases in real estate taxes and certain operating expenses.  Certain leases also require contingent rent based on sales.

The aggregate minimum annual real estate rent commitments as of February 2, 2013 are as follows (in thousands):

Due in Fiscal Year	Total
2013	$143,978
2014	133,456
2015	120,403
2016	105,480
2017	94,011
Thereafter	351,452
Total	$948,780

Additionally, as of February 2, 2013, we were committed to equipment leases in aggregate of $6.5 million through fiscal 2014.

Rental expense consists of the following (in thousands):

	Fiscal
	2012	2011	2010
Minimum rentals for stores	$138,126	$130,414	$112,872
Contingent rentals	16,399	18,770	24,396
Office space rentals	5,459	5,017	3,945
Distribution centers rentals	3,229	3,229	3,213
Equipment rentals	4,347	3,683	4,075

Employment Agreements — We have an employment agreement with Thomas P. Johnson, our Chief Executive Officer. Total contractual employment commitments were $1.1 million as of February 2, 2013. Additionally, we have a one-year advisory contract with Mr. Cunningham, which commenced in March 2013. The total contractual commitment for the agreement is $0.3 million.

Additionally, we have contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of conditional bonuses that may be paid is $1.2 million during fiscal 2013 and $0.5 million during fiscal 2014.

Legal Proceedings - In October 2011, Aéropostale, Inc. and senior executive officers Thomas P. Johnson and Marc D. Miller were named as defendants in an action amended in February 2012, City of Providence v. Aéropostale, Inc., et al., No. 11-7132, a class action lawsuit alleging violations of the federal securities laws.  The lawsuit was filed in New York federal court on behalf of purchasers of Aéropostale securities between March 11, 2011 and August 18, 2011.  The lawsuit alleges that the defendants made materially false and misleading statements regarding the Company's business and prospects and failed to disclose that Aéropostale was experiencing declining demand for its women's fashion division and increasing inventory.  A motion to dismiss was denied on March 25, 2013.  In the opinion of management, disposition of this matter is not expected to have a material effect on the Company's financial positions, results of operations or cash flows.  We are vigorously defending this matter.

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

Guarantees - In August 2011, we entered into a new three-year sourcing agreement with one of our sourcing agents. The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement. In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two-year period during the term of the agreement. If we purchase less than this amount over the two-year measurement period, then we will be obligated to pay the contracted commission on the shortfall from the guaranteed minimum. As of February 2, 2013, we met the first two year minimum product purchase commitment. In addition, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse the agent for costs and expenses, if any, that it had incurred. We have not issued any other third party guarantees or commercial commitments as of February 2, 2013.

In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of February 2, 2013, the outstanding letter of credit was $0.2 million and expires on June 30, 2013. We do not have any other stand-by or commercial letters of credit as of February 2, 2013.

13.  Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information (in thousands, except per share amounts):

	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	14 Weeks Ended
	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013
Fiscal 2012
Net sales	$497,214	$485,337	$605,918	$797,709
Gross profit (1)	139,012	122,770	169,007	158,568
Net income (loss) (1)	10,576	71	24,947	(671)
Basic earnings (loss) per share	0.13	0.00	0.31	(0.01)
Diluted earnings (loss) per share	0.13	0.00	0.31	(0.01)

	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended
	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012
Fiscal 2011
Net sales	$469,183	$468,191	$596,506	$808,380
Gross profit (2)	136,658	114,035	161,521	196,130
Net income (2)	16,367	2,941	24,108	26,099
Basic earnings per share	0.20	0.04	0.30	0.32
Diluted earnings per share	0.20	0.04	0.30	0.32

(1)	Cost of sales and gross profit reflect asset impairment charges recorded during the fourth quarter of fiscal 2012 of $32.6 million ($19.7 million after tax, or $0.25 per diluted share).

(2)
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

Our management assessed the effectiveness of our internal control over financial reporting as of February 2, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that assessment, our management believes that, as of February 2, 2013, our internal control over financial reporting is effective.

During the fourth quarter of fiscal 2012, we acquired GoJane.com, Inc. ("GoJane"). We will begin the process of evaluating GoJane's internal controls during fiscal 2013. As permitted by related SEC staff interpretative guidance for newly acquired businesses, we excluded GoJane from management's assessment of the effectiveness of the our internal control over financial reporting as of February 2, 2013. In the aggregate, GoJane represented 4.5% of the total assets and 0.3% of total net sales of the consolidated financial statement amounts as of and for the year ended February 2, 2013.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Executive Vice President and Chief Financial Officer concluded that as of the end of our fiscal year ended February 2, 2013, our disclosure controls and procedures are effective.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information, as of February 2, 2013, about our common stock that may be issued upon the exercise of options as well as the issuance of non-vested stock granted to employees or members of our Board of Directors, under our two existing equity compensation plans, the Aéropostale, Inc. 1998 Stock Option Plan and the Aéropostale, Inc. 2002 Long-Term Incentive Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,071,865	[1]	$4.10	[1]	2,601,401
Equity compensation plans not approved by security holders	—		—		—
Total	2,071,865		$4.10		2,601,401

1 Includes 1,542,065 non-vested shares under the 2002 Long-Term Incentive Plan that have a purchase price of $0.01; excluding the non-vested shares would result in a weighted-average exercise price of $15.99.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1	The financial statements listed in the “Index to Consolidated Financial Statements” at page 32 are filed as a part of this Annual Report on Form 10-K
	2
Financial Statement Schedule
Schedule II:  Valuation and Qualifying Accounts

Other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

	3	Exhibits included or incorporated herein: See Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description
3.1	Form of Amended and Restated Certificate of Incorporation.(1)
3.2	Form of Amended and Restated By-Laws. (2)
4.1	Specimen Common Stock Certificate. (1)
4.2	Restated Certification of Incorporation (3)
10.1	Aéropostale, Inc. Amended and Restated 1998 Stock Option Plan. (4)**
10.2	Aéropostale, Inc. Amended and Restated 2002 Long-Term Incentive Plan. (4)**
10.3	Aéropostale, Inc. Second Amended and Restated 2002 Long-Term Incentive Plan. (3)**
10.7	Third Amended and Restated Loan and Security Agreement, dated September 22, 2011, by and between Bank of America, N.A. and Aéropostale, Inc.(5)
10.8	Collared Forward Repurchase Agreement, dated November 12, 2007, by and between Bank of America, N.A. and Aéropostale, Inc.(5)
10.13	Employment Agreement, dated March 7, 2011 and effective on December 1 2010, between Aéropostale, Inc. and Thomas P. Johnson.(6)**
10.14	Employment Agreement, dated March 7, 2011 and effective on December 1, 2010, between Aéropostale, Inc. and Michael J. Cunningham. (6)**
10.15	Advisory Agreement, dated March 29, 2013 and effective on March 29, 2013, between Aéropostale, Inc. and Michael J. Cunningham. *
21	Subsidiaries of the Company.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification by Thomas P. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Marc D. Miller, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Thomas P. Johnson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification by Marc D. Miller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*
__________

*	Filed herewith.
**	Management contract or compensatory plan.
***	Furnished, not filed.

(1)	Incorporated by reference to the Registration Statement on Form S-1, as amended, originally filed by Aéropostale, Inc. on March 8, 2002 (Registration No. 333-84056).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 15, 2010 (File No. 001-31314).

(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8, dated March 27, 2013 (File Nos. 333-91700 and 333-187562).

(4)	Incorporated by reference to the Registrant’s Proxy Statement, dated May 6, 2011 (File No. 001-31314).

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated September 28, 2011 (File No. 001-31314).

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated March 11, 2011 (File No. 001-31314).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AÉROPOSTALE, INC.

By:        /s/  THOMAS P. JOHNSON
Thomas P. Johnson
Chief Executive Officer and Director

Date: April 3, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS P. JOHNSON	Chief Executive Officer	April 3, 2013
Thomas P. Johnson	and Director
(Principal Executive Officer)

/s/ MARC D. MILLER	Executive Vice President	April 3, 2013
Marc D. Miller	and Chief Financial Officer
(Principal Financial Officer)

/s/ ROSS A. CITTA	Group Vice President	April 3, 2013
Ross A. Citta	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ KARIN HIRTLER-GARVEY	Chairman of the Board	April 3, 2013
Karin Hirtler-Garvey	of Directors

/s/ RONALD R. BEEGLE	Director	April 3, 2013
Ronald R. Beegle

/s/ ROBERT B. CHAVEZ	Director	April 3, 2013
Robert B. Chavez

/s/ MICHAEL J. CUNNINGHAM	Director	April 3, 2013
Michael J. Cunningham

/s/ EVELYN DILSAVER	Director	April 3, 2013
Evelyn Dilsaver

/s/ JANET E. GROVE	Director	April 3, 2013
Janet E. Grove

/s/ JOHN N. HAUGH	Director	April 3, 2013
John N. Haugh

/s/ JOHN D. HOWARD	Director	April 3, 2013
John D. Howard

/s/ ARTHUR RUBINFELD	Director	April 3, 2013
Arthur Rubinfeld

/s/ DAVID B. VERMYLEN	Director	April 3, 2013
David B. Vermylen

AÉROPOSTALE, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Reserve for Sales Returns:	Balance Beginning of Period	Amounts Charged to Net Income	Write-offs Against Reserve	Balance End of Period
	(In thousands)
Year Ended February 2, 2013	$676	$334	$514	$496
Year Ended January 28, 2012	$725	$662	$711	$676
Year Ended January 29, 2011	$892	$526	$693	$725

Valuation Allowance for Canadian and State Deferred Tax Assets:	Balance Beginning of Period	Amounts Charged to Net Income	Write-offs Against Reserve	Balance End of Period
	(In thousands)
Year Ended February 2, 2013	$1,412	$(84)	$—	$1,328
Year Ended January 28, 2012	$196	$1,216	$—	$1,412
Year Ended January 29, 2011	$281	$12	$97	$196