Form 10-Q
period 2013-05-04
AEROPOSTALE INC
filed 2013-06-12
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2013
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

The Registrant had 78,470,038 shares of common stock outstanding as of May 31, 2013.

AÉROPOSTALE, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	May 4, 2013	February 2, 2013	April 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$148,355	$231,501	$202,625
Merchandise inventory	180,268	155,463	174,947
Prepaid taxes	19,293	7,691	6,912
Prepaid expenses and other current assets	50,144	45,285	46,471
Total current assets	398,060	439,940	430,955
Fixtures, equipment and improvements, net	267,442	262,778	295,818
Goodwill	13,919	13,919	—
Intangible assets, net	15,225	15,413	—
Other assets	7,058	8,794	4,905
TOTAL ASSETS	$701,704	$740,844	$731,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$91,793	$89,991	$83,553
Accrued expenses and other current liabilities	83,794	113,515	92,993
Total current liabilities	175,587	203,506	176,546
Deferred rent, tenant allowances and other long-term liabilities	111,468	110,780	117,765
Non-current retirement benefit plan liabilities	13,979	13,454	14,194
Uncertain tax contingency liabilities	3,040	2,740	2,762

Commitments and contingent liabilities (See Notes 4, 9, 10,11 and 12)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 78,551, 78,279 and 91,862 shares issued	786	783	919
Additional paid-in capital	217,231	216,067	209,856
Accumulated other comprehensive income (loss)	12	190	(47)
Retained earnings	181,156	193,324	469,855
Treasury stock 112, 0 and 10,596 shares, at cost	(1,555)	—	(260,172)
Total stockholders’ equity	397,630	410,364	420,411
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$701,704	$740,844	$731,678

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	13 weeks ended
	May 4, 2013	April 28, 2012
Net sales	$452,273	$497,214
Cost of sales (includes certain buying, occupancy and warehousing expenses)	350,838	358,202
Gross profit	101,435	139,012
Selling, general and administrative expenses	121,941	122,323
(Loss) income from operations	(20,506)	16,689
Interest expense, net	199	159
(Loss) income before income taxes	(20,705)	16,530
Income taxes	(8,537)	5,954
Net (loss) income	$(12,168)	$10,576
Basic (loss) earnings per share	$(0.16)	$0.13
Diluted (loss) earnings per share	$(0.16)	$0.13
Weighted average basic shares	78,370	81,044
Weighted average diluted shares	78,370	81,626

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	13 weeks ended
	May 4, 2013	April 28, 2012
Net (loss) income	$(12,168)	$10,576
Other comprehensive (loss) income:
Pension liability, net of income taxes of $42 and $32, respectively	63	50
Foreign currency translation adjustment (See Note 6)	(241)	742
Other comprehensive (loss) income	(178)	792
Comprehensive (loss) income	$(12,346)	$11,368

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	13 weeks ended
	May 4, 2013	April 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12,168)	$10,576
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	15,584	15,322
Asset impairment charges	560	—
Amortization of intangible assets	188	—
Stock-based compensation	2,655	2,198
Excess tax benefits from stock-based compensation	—	(279)
Other	(1,829)	(863)
Changes in operating assets and liabilities:
Merchandise inventory	(24,889)	(11,191)
Prepaid taxes and other assets	(16,457)	1,398
Accounts payable	1,836	(20,009)
Accrued expenses and other liabilities	(30,182)	(1,112)
Net cash used in operating activities	(64,702)	(3,960)

CASH FLOWS FROM INVESTING ACTIVITIES:
Final working capital adjustment related to the acquisition of GoJane.com, Inc.	(381)	—
Capital expenditures	(16,414)	(18,247)
Net cash used in investing activities	(16,795)	(18,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(1,555)	—
Proceeds from exercise of stock options	—	715
Excess tax benefits from stock-based compensation	—	279
Net cash (used in) provided by financing activities	(1,555)	994

Effect of exchange rate changes	(94)	126

Net decrease in cash and cash equivalents	(83,146)	(21,087)
Cash and cash equivalents, beginning of year	231,501	223,712
Cash and cash equivalents, end of period	$148,355	$202,625
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$15,193	$4,593
Accruals related to purchases of property and equipment	$6,798	$6,070

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Aéropostale, Inc. and its subsidiaries (“we”, “us”, “our”, the “Company” or “Aéropostale”) is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 4 to 12 year-old kids through its P.S. from Aéropostale stores.  We provide customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise.  Aéropostale products can be purchased in Aéropostale stores and online at www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to aeropostale.com or ps4u.com are solely references to a uniform resource locator, or URL, and are inactive textual references only, not intended to incorporate the websites into this Quarterly Report on Form 10-Q).  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, certain Aéropostale stores and online at www.ps4u.com.  As of May 4, 2013, we operated 982 Aéropostale stores, consisting of 904 stores in all 50 states and Puerto Rico, 78 stores in Canada, as well as 124 P.S. from Aéropostale stores in 28 states and Puerto Rico. In addition, pursuant to various licensing agreements, our licensees operated 27 Aéropostale stores and one Aéropostale and P.S. from Aéropostale combination store in the Middle East, Asia and Europe as of May 4, 2013.

On November 13, 2012, we acquired substantially all of the assets of online women's fashion footwear and apparel retailer GoJane.com, Inc. (“GoJane”). Based in Ontario, California, GoJane focuses primarily on fashion footwear, with a select offering of contemporary apparel and other accessories. See Note 4 for additional information on the acquisition of GoJane.

2.  Basis of Presentation

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

Our business is highly seasonal, and historically, we have realized a significant portion of our sales, net income, and cash flows in the second half of the year, driven by the impact of the back-to-school selling season in the third quarter and the holiday selling season in the fourth quarter.  Additionally, working capital requirements fluctuate during the year, increasing in mid-summer in anticipation of the third and fourth quarters. Therefore, our interim period unaudited condensed consolidated financial statements may not be indicative of our full-year results of operations, financial condition or cash flows.  These financial statements should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended February 2, 2013 (“Fiscal 2012 10-K”).

References to “2013” or “fiscal 2013” mean the 52-week period ending February 1, 2014 and references to “2012” or “fiscal 2012” mean the 53-week period ended February 2, 2013.  References to “the first quarter of 2013” mean the thirteen-week period ended May 4, 2013 and references to “the first quarter of 2012” mean the thirteen-week period ended April 28, 2012.

3. Summary of Significant Accounting Policies

Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores and at the time our e-commerce customers take possession of merchandise. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized. Also included in sales revenue is shipping revenue from our e-commerce customers. Sales tax collected from customers is excluded from revenue and is included in accrued expenses on our unaudited condensed consolidated balance sheets. Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum royalty levels.  We recorded revenue related to licensing arrangements in net sales of $2.1 million in the first quarter of 2013 and $1.5 million in the first quarter of 2012. We have a loyalty rewards program for our customers in the P.S. from Aéropostale stores. Accordingly, we have recorded a deferred sales liability within accrued expenses in connection with this program. The amount recorded was not material to the unaudited condensed consolidated financial statements. Revenue is not recorded on the purchase of gift cards or issuance of store credits. A current liability is recorded upon purchase and revenue is recognized when the gift card or store credits are redeemed for merchandise. We also recognize breakage income for the portion of gift cards estimated to be unredeemed. We have relieved our legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction. We therefore determined that the likelihood of certain gift cards being redeemed by the customer was remote, based upon historical redemption patterns of gift cards. For those gift cards that we determined redemption to be remote, we reversed our liability and recorded gift card breakage income in net sales. The amount recorded was not material to the unaudited condensed consolidated financial statements.

Cost of Sales

Cost of sales includes costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing, freight from the distribution center to the stores, shipping and handling costs, payroll for our design, buying and merchandising departments and occupancy costs. Occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs and maintenance, depreciation and amortization and store impairment charges.

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

Fair Value Measurements

We follow the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement Disclosures” (“ASC 820”) as it relates to financial and nonfinancial assets and liabilities. We currently have no financial assets or liabilities that are measured at fair value.  Our non-financial assets, which include fixtures, equipment and improvements and intangible assets, are not required to be measured at fair value on a recurring basis.  However, if certain triggering events occur, or if an impairment test is required and we are required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at fair value (See Note 5 for a further discussion).  Also, see Note 4 for fair value measurements related to GoJane assets and liabilities in the first quarter of 2013. ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The fair value of cash and cash equivalents, receivables (included in other current assets), and accounts payable approximates their carrying value due to their short-term maturities. Cash and cash equivalents include money market investments valued as level 1 inputs in the fair value hierarchy of $75.0 million as of May 4, 2013, $176.3 million as of February 2, 2013 and $31.7 million as of April 28, 2012.

4. Acquisition of GoJane.com, Inc.

As discussed above, we acquired GoJane on November 13, 2012. We believe this strategic acquisition allows us to expand into new fashion categories online. We also believe that we will be able to utilize and leverage our existing infrastructure to develop and grow the GoJane business.

The financial results of GoJane were included in our unaudited condensed consolidated financial statements as of the acquisition date. We have not presented separate financial results for the first quarter of 2013 or the pro forma results of operations for periods prior to the acquisition because GoJane's results of operations were not material to our consolidated results for the first quarter of 2013 or the first quarter of 2012.

Purchase Price

Under the terms of the agreement, we acquired the net assets in exchange for a purchase price of up to $33.6 million. The purchase price consisted of $25.2 million in cash paid from cash on hand. The purchase price also included an additional $0.4 million for the final working capital adjustment paid during the first quarter of 2013.

The purchase price also includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business in the next five years (the "GJ Performance Plan"). These performance payments are not contingent upon continuous employment by the two individual stockholders. The fair value of the contingent payments as of the acquisition date was estimated to be $7.0 million on a discounted basis and was based on expected probability of payment. Each quarter, we remeasure the GJ Performance Plan liability at fair value and recorded a liability of $7.1 million on a discounted basis at May 4, 2013.

5. Store Asset Impairment Charges

We have recorded store asset impairment charges of approximately $0.6 million during the first quarter of 2013 for primarily one store. We did not record any store asset impairment charges during the first quarter of 2012. These charges were included in cost of sales.  This amount includes the write-down of long-lived assets at a store that was assessed for impairment because of changes in circumstances that indicated the carrying value of an asset may not be recoverable or management’s intention to relocate or close the store.  Impairment charges were primarily related to revenues and/or gross margins not meeting targeted levels at the respective store as a result of macroeconomic conditions, location related conditions and other factors that are negatively impacting the sales and cash flows of this location.

Long-lived assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 3 inputs as defined in the fair value hierarchy as described in Note 3.  The fair value of long-lived assets is determined by estimating the amount and timing of net future discounted cash flows.  We estimate future cash flows based on our experience, current trends and local market conditions.

The table below sets forth by level within the fair value hierarchy the fair value of long-lived assets for which an impairment was recognized during the quarter (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses
May 4, 2013:
Long-lived assets held and used	$—	$—	$38	$38	$560

April 28, 2012:
Long-lived assets held and used	$—	$—	$—	$—	$—

6.  Stockholders’ Equity

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

We did not repurchase any shares of our common stock during the first quarters of either 2013 or 2012.  Under the program to date, we have repurchased 60.1 million shares of our common stock for $1.0 billion.  As of May 4, 2013, we have approximately $104.4 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

Retirement of Treasury Stock

During the fourth quarter of 2012, we retired 13.6 million shares of our treasury stock. These shares remain as authorized stock; however they are now considered unissued. In accordance with ASC Topic 505, “Equity” (“ASC 505”), the treasury stock retirement resulted in a reduction of the following on our unaudited condensed consolidated balance sheet: common stock by $0.1 million, treasury stock by $301.0 million and retained earnings by $300.9 million. There was no effect on total stockholders' equity position as a result of the retirement.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of accumulated other comprehensive income (loss):

	May 4, 2013	February 2, 2013	April 28, 2012
	(In thousands)
Pension liability, net of tax	$(2,478)	$(2,541)	$(3,308)
Cumulative foreign currency translation adjustment [1]	2,490	2,731	3,261
Total accumulated other comprehensive income (loss)	$12	$190	$(47)

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

There were no reclassifications for components of accumulated other comprehensive income as of May 4, 2013.

7.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended
	May 4, 2013	April 28, 2012
	(In thousands, except per share data)
Net (loss) income	$(12,168)	$10,576
Weighted average basic shares	78,370	81,044
Impact of dilutive securities	—	582
Weighted average diluted shares	78,370	81,626
Basic (loss) earnings per share	$(0.16)	$0.13
Diluted (loss) earnings per share	$(0.16)	$0.13

All options to purchase shares, in addition to restricted and performance shares, were excluded from the computation of diluted loss per share because the effect would be anti-dilutive during the first quarter of 2013. Options to purchase 12,000 shares were excluded from the computation of diluted earnings per share during the first quarter of 2012 because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

8.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	May 4, 2013	February 2, 2013	April 28, 2012
	(In thousands)
Accrued gift cards	$23,982	$29,630	$21,730
Accrued compensation and retirement benefit plan liabilities	12,686	17,954	19,274
Accrued rent	8,550	11,101	10,853
Accrued income taxes	70	13,078	—
Other	38,506	41,752	41,136
Total accrued expenses and other current liabilities	$83,794	$113,515	$92,993

9.  Revolving Credit Facility

We have an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”). There have been no changes to our $175.0 million Credit Facility as disclosed in the notes to the unaudited condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

During the first quarter of 2013 and as of May 4, 2013, we had no outstanding balances under the Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of May 4, 2013, the outstanding letter of credit was $0.2 million and expires on June 30, 2013. We have not issued any other stand-by or commercial letters of credit as of May 4, 2013 under the Credit Facility.  As of May 4, 2013, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.

10.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	May 4, 2013	February 2, 2013	April 28, 2012
	(In thousands)
Supplemental Executive Retirement Plan (“SERP”)	$12,880	$12,637	$11,896
Other retirement plan liabilities	3,245	2,963	2,298
Total	$16,125	$15,600	$14,194
Less amount classified in accrued expenses related to SERP	$2,146	$2,146	$—
Long-term retirement benefit plan liabilities	$13,979	$13,454	$14,194

401(k) Plan

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements.  Under the terms of the plan, employees may contribute, subject to statutory limitations, up to 100% of gross earnings and we will provide a matching contribution of 50% of the first 5% of gross earnings contributed by the participants.  We also have the option to make additional contributions or to suspend the employer contribution at any time. The employer's matching contributions vest over a five-year service period with 20% vesting after two years and 50% vesting after year three.  Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after five years of service. During fiscal 2011, we established separate defined contribution plans for eligible employees in both Canada and Puerto Rico who meet certain requirements. Contribution expense for all plans was not material to the unaudited condensed consolidated financial statements for any period presented.

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

The components of net periodic pension benefit cost are as follows:

	13 weeks ended
	May 4, 2013	April 28, 2012
	(In thousands)
Service cost	$133	$181
Interest cost	110	114
Amortization of prior experience cost	19	19
Amortization of net loss	86	70
Net periodic pension benefit cost	$348	$384

We expect to contribute and pay approximately $2.1 million related to our SERP in the third quarter of 2013. The related SERP liability was classified as a current liability on our unaudited condensed consolidated balance sheet as of May 4, 2013 and February 2, 2013.

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

11.  Stock-Based Compensation

Under the provisions of Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“ASC 718”), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the statement of operations.

Restricted Shares

Certain of our employees and all of our directors have been awarded non-vested stock ("restricted shares"), pursuant to non-vested stock agreements. The restricted shares awarded to employees generally cliff vests after up to three years of continuous service with us.  All restricted shares immediately vests upon a change in control of the Company.  Grants of restricted shares awarded to directors vest in full after one year.

The following table summarizes restricted shares of stock outstanding as of May 4, 2013:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 3, 2013	1,542	$17.76
Granted	939	13.60
Vested	(302)	25.04
Cancelled	(36)	19.86
Outstanding as of May 4, 2013	2,143	$14.88

Total compensation expense is being amortized over the vesting period.  Compensation expense related to restricted shares activity was $2.4 million for the first quarter of 2013 and $2.1 million for the first quarter of 2012.  As of May 4, 2013, there was $22.5 million of unrecognized compensation cost related to restricted shares awards that is expected to be recognized over the weighted average period of two years.  The total fair value of shares vested was $7.5 million during the first quarter of fiscal 2013 and $6.9 million during the first quarter of fiscal 2012.

In connection with the GoJane acquisition, we granted shares of our restricted shares to the two individual stockholders of GoJane, with compensation expense recognized over the three year cliff vesting period (see Note 4 for a further discussion regarding this acquisition). If the aggregate dollar value of the restricted shares on the vesting date is less than $8.0 million, then we shall pay to the two individual stockholders an amount in cash equal to the difference between $8.0 million and the fair market value of the restricted shares on the vesting date.

Performance Shares

Certain of our executives have been awarded performance shares, pursuant to performance shares agreements. The performance shares cliff vest at the end of three years of continuous service with us, and the number of shares ultimately awarded is contingent upon meeting various separate performance conditions based upon consolidated earnings targets and market conditions based upon total shareholder return targets. All performance shares immediately vest upon a change in control of the Company. Compensation cost for the performance shares with performance conditions is periodically reviewed and adjusted based upon the probability of achieving certain performance targets. If the probability of achieving targets changes, compensation cost will be adjusted in the period that the probability of achievement changes. The fair value of performance based awards is based upon the fair value of the Company's common stock on the date of grant. For market based awards, the effect of the market conditions is reflected in the fair value of the awards on the date of grant using a Monte-Carlo simulation model. A Monte-Carlo simulation model estimates the fair value of the market based award based upon the expected term, risk-free interest rate, expected dividend yield and expected volatility measure for the Company and its peer group. Compensation expense for market based awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

The following table summarizes performance shares of stock outstanding as of May 4, 2013:

	Performance-based		Market-based
	Performance Shares		Performance Shares
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding as of February 3, 2013	—	$—	—	$—
Granted	523	13.98	399	20.00
Vested	—	—	—	—
Cancelled	—	—	—	—
Outstanding as of May 4, 2013	523	$13.98	399	$20.00

Total compensation expense is being amortized over the vesting period. Compensation expense related to performance shares was $0.2 million for the first quarter of 2013 based on our determination of the likelihood of achieving the performance conditions associated with the respective shares. This compares to an expense of $0.1 million for the first quarter of 2012.

The following table summarizes unrecognized compensation cost and the weighted-average years expected to be recognized related to performance share awards outstanding as of May 4, 2013:

	Performance-based	Market-based
	Performance Shares	Performance Shares
Total unrecognized compensation (in millions)	$1.6	$7.7
Weighted-average years expected to be recognized over (years)	3	3

Cash-Settled Stock Appreciation Rights ("CSARs")

In conjunction with the execution of the employment agreement with our CEO on May 3, 2013 (see Note 12), we granted him an award of CSARs, with an award date value of $5.6 million. The number of CSARs granted was determined in accordance with the agreement by dividing $5.6 million by the Black Scholes value of the closing price of a share of the Company's common stock on the award date. For the first quarter of 2013, our expected volatility was 51%, expected term was 4.5 years, risk-free interest rate was 0.64% and expected forfeiture rate was 0%. The CSARs are currently being treated as a liability based award. The CSARs have a term of seven years and will vest in equal 1/3 increments over three years. Additionally, we may, in our sole discretion, at any time during the term, exchange a CSAR for another form of equity which is of equal value to the CSAR at the time of the exchange. For the first quarter of 2013, this incentive award did not have a material impact on the unaudited condensed consolidated financial statements.

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

We did not grant any stock options in the first quarter of 2013. The fair value of options granted in prior years was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires certain assumptions, including estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the unaudited condensed consolidated statements of operations.

The effects of applying the provisions of ASC 718 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

The following table summarizes stock option transactions for common stock during the first quarter of 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of February 3, 2013	530	$15.99
Granted	—	—
Exercised	—	—
Cancelled[1]	(84)	14.88
Outstanding as of May 4, 2013	446	$16.20	1.95	$0.3
Options vested as of May 4, 2013 and expected to vest[2]	445	$16.20	1.95	$0.3
Exercisable as of May 4, 2013	431	$16.18	1.78	$0.3

1 The number of options cancelled includes approximately 84,000 expired shares.
2 The number of options expected to vest takes into consideration estimated expected forfeitures.

We recognized less than $0.1 million in compensation expense related to stock options during the first quarter of 2013 and less than $0.1 million during the first quarter of 2012.  For the first quarter of 2013, the intrinsic value of options exercised was zero compared to $0.4 million for the first quarter of 2012.

The following table summarizes information regarding non-vested outstanding stock options as of May 4, 2013:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of February 3, 2013	15	$6.41
Granted	—	—
Vested	—	—
Cancelled	—	—
Non-vested as of May 4, 2013	15	$6.41

As of May 4, 2013, there was $0.1 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining over the remaining weighted-average vesting period of three years.

12.  Commitments and Contingent Liabilities

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

Guarantees - We have a sourcing agreement with one of our sourcing agents that expires in July 2014. The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement. In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two-year period during the term of the agreement. If we purchase less than this amount over the two-year measurement period, then we will be obligated to pay the contracted commission on the shortfall from the guaranteed minimum. As of May 4, 2013, we met the first two year minimum product purchase commitment. In addition, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse the agent for costs and expenses, if any, that it had incurred. We have not issued any other third party guarantees or commercial commitments as of May 4, 2013.

In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of May 4, 2013, the outstanding letter of credit was $0.2 million and expires on June 30, 2013. We have not issued any other stand-by or commercial letters of credit as of May 4, 2013.

Employment Agreement - On May 3, 2013 (the "Effective Date”), we entered into an employment agreement with Thomas P. Johnson, our Chief Executive Officer that is in effect for three years from the Effective Date. Under terms of the contract, Mr. Johnson is entitled to an annual base salary and if certain earnings based targets are met, an annual incentive bonus. In accordance with our customary annual equity grant practice, Mr. Johnson received a grant of restricted shares and performance shares. Additionally, Mr. Johnson received a long-term incentive award consisting of an award of performance shares, and an award of CSARs (see Note 11 for a further discussion).

13. Income Taxes

We review the annual effective tax rate on a quarterly basis and make necessary changes if information or events merit.  The estimated annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates.  The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income (loss); changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occur); or impacts from tax law changes.  To the extent such changes impact our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occur.

We follow the provisions of ASC Topic 740, “Income Taxes”, which includes the accounting and disclosure for uncertainty in income taxes.  We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Uncertain tax position liabilities, inclusive of interest and penalties were $3.0 million as of May 4, 2013, $2.7 million at February 2, 2013, and $2.8 million at April 28, 2012.  Reversal of these liabilities, along with reversal of related deferred tax assets, would favorably impact our effective tax rate. The liabilities for uncertain tax positions are subject to change based on future events, the timing of which is uncertain, however the Company does not anticipate that the balance of such liability will significantly decrease during the next twelve months.

We file income tax returns in the U.S. and in various states, Canada and Puerto Rico. All tax returns remain open for examination generally for our 2008 through 2012 tax years by various taxing authorities. However, certain states may keep their statute open for six to ten years.

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

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” is intended to provide information to help you better understand our financial condition and results of operations.  Our business is highly seasonal, and historically we realize a significant portion of our sales, net income, and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in our third quarter and the holiday selling season in our fourth quarter.  Therefore, our interim period unaudited condensed consolidated financial statements may not be indicative of our full-year results of operations, financial condition or cash flows. We recommend that you read this section along with the unaudited condensed consolidated financial statements and notes included in this report and along with our Annual Report on Form 10-K for the year ended February 2, 2013.

The discussion in the following section is on a consolidated basis, unless indicated otherwise.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended
	May 4, 2013	April 28, 2012
Net sales	100.0%	100.0%
Gross profit	22.4%	28.0%
Selling, general and administrative expenses	27.0%	24.6%
(Loss) income from operations	(4.6)%	3.4%
Interest expense	—%	0.1%
(Loss) income before income taxes	(4.6)%	3.3%
Income taxes	(1.9)%	1.2%
Net (loss) income	(2.7)%	2.1%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table. Comparable changes for the 13-weeks ended May 4, 2013 are compared to the 13-weeks ended May 5, 2012.

	13 weeks ended
	May 4, 2013	April 28, 2012
Net sales (in millions)	$452.3	$497.2
Total store count at end of period	1,106	1,067
Comparable store count at end of period	1,027	971
Net sales change	(9)%	6%
Comparable sales change (including the e-commerce channel)	(14)%	2%
Comparable average unit retail change (including the e-commerce channel)	(9)%	1%
Comparable units per sales transaction change (including the e-commerce channel)	5%	3%
Comparable sales transaction change (including the e-commerce channel)	(10)%	(1)%
Net sales per average square foot	$99	$116
Gross profit (in millions)	$101.4	$139.0
(Loss) income from operations (in millions)	$(20.5)	$16.7
Diluted (loss) earnings per share	$(0.16)	$0.13
Average square footage growth over comparable period	3%	5%
Change in total inventory over comparable period	3%	23%
Change in inventory per retail square foot over comparable period	(3)%	16%
Percentages of net sales by category:
Young Women’s	65%	66%
Young Men’s	35%	34%

Comparison of the 13 weeks ended May 4, 2013 to the 13 weeks ended April 28, 2012

Net Sales

Net sales consist of sales from comparable stores, non-comparable stores, and from our e-commerce business. A store is included in comparable store sales after 14 months of operation. Additionally, we will include GoJane sales in our comparable sales after 14 months from the acquisition date. We consider a remodeled or relocated store with more than a 25% change in square feet to be a new store. Prior period sales from stores that have closed are not included in comparable store sales, nor are sales from our e-commerce business.

Net sales for the first quarter of 2013 decreased by $44.9 million, or by 9%, compared to the same period last year. The decrease in net sales was driven by the decrease in comparable sales of 14%, and was partially offset by the average store square footage growth of 3% primarily from new stores. The net sales decrease reflects:

•	a decrease of $64.0 million in comparable store sales (excluding the e-commerce channel)

•	an increase of $14.3 million in non-comparable store sales due primarily to 39 more stores open at the end of the first quarter of 2013 compared to the end of the first quarter of 2012.

•	an increase of $4.8 million, or 13% to $41.9 million in net sales from our e-commerce business which included net revenues from the GoJane.com business during the first quarter of 2013.

Comparable sales, including the e-commerce channel, decreased by 11% in our young men's category and decreased in our young women's category by 15%. The overall comparable sales, including the e-commerce channel, reflected decreases of 10% in the number of sales transactions and 9% in average unit retail offset by an increase of 5% in units per sales transaction.

Cost of Goods Sold and Gross Profit

Cost of sales includes costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing, freight from the distribution center to the stores, shipping and handling costs, payroll for our design, buying and merchandising departments and occupancy costs. Occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs and maintenance, depreciation and amortization and store impairment charges.

Gross profit, as a percentage of net sales, decreased by 5.6 percentage points for the first quarter of 2013 compared to the same period last year. Merchandise margin decreased by 2.5 percentage points due to an increase in promotional activity as we cleared through carryover inventory from the fourth quarter of 2012. The decrease in gross profit was also due to 3.1 percentage points of deleverage impact in occupancy expense, distribution and transportation expense, depreciation expense and buying expense.

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

SG&A, as a percentage of net sales, was 27.0% for the first quarter of 2013 compared to 24.6% for the same period last year. The increase of 2.4 percentage points was driven primarily by 2.3 percentage points of deleverage impact of store-line expenses, marketing expenses and corporate expenses.

SG&A decreased by $0.4 million for the first quarter of 2013 compared to the first quarter of 2012. The decrease was primarily due to decreases in corporate expenses of $1.3 million, store transaction related expenses of $0.5 million and e-commerce transaction expenses of $0.2 million. These were offset by an increase in marketing expenses of $1.7 million.

Income taxes

The effective income tax rate was 41.2% for the first quarter of 2013 and 36.0% for the first quarter of 2012. The increase in the effective tax rate was a result of a favorable audit resolution adjustment during fiscal 2012 that reduced the prior year effective tax rate, as well as the forecasted mix of U.S. taxable income and Canadian losses for fiscal 2013.

Net (loss) income

Net loss was $12.2 million, or $0.16 per diluted share, for the first quarter of 2013, compared to net income of $10.6 million, or $0.13 per diluted share, for the first quarter of 2012.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement or enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Generally, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to continue to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents and if necessary, our credit facility. At May 4, 2013, we had working capital of $222.5 million, cash and cash equivalents of $148.4 million and no debt outstanding under our $175.0 million credit facility. Additionally, we repurchase our common stock from time to time under a stock repurchase program. On November 13, 2012, we used $25.2 million of cash on hand as partial consideration to acquire the assets of GoJane.com, Inc. Please see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion regarding this acquisition. We may also utilize cash to make other strategic acquisitions.

The following table sets forth our cash flows for the period indicated:

	13 weeks ended
	May 4, 2013	April 28, 2012
	(In thousands)
Net cash used in operating activities	$(64,702)	$(3,960)
Net cash used in investing activities	(16,795)	(18,247)
Net cash (used in) provided by financing activities	(1,555)	994
Effect of exchange rate changes	(94)	126
Net decrease in cash and cash equivalents	$(83,146)	$(21,087)

Operating activities - Net cash used in operating activities increased by $60.7 million for the first quarter of 2013 compared to the same period in 2012. The increase in cash flows used in operating activities was due primarily to the decrease in net income of $22.7 million, in addition to cash used for income taxes, accrued compensation, and the timing of cash used for other assets and liabilities.

Investing activities - Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. During fiscal 2013, we plan to invest a total of approximately $89.0 million in capital expenditures. During the first quarter of 2013, we invested $16.4 million, which excludes accruals related to purchases of property and equipment. During the first quarter of 2013, we opened one Aéropostale store, 24 P.S. from Aéropostale stores and remodeled four Aéropostale stores. During the remainder of the fiscal year, we plan to open 13 Aéropostale stores, 36 P.S. from Aéropostale stores and 26 remodeled Aéropostale stores.

During fiscal 2012, we invested $72.3 million in capital expenditures, primarily to construct 18 new Aéropostale stores, 31 P.S. from Aéropostale stores, to remodel five existing stores and for a number of information technology investments.

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

We did not repurchase any shares of our common stock under the stock repurchase program during the first quarter of 2013 and 2012.  Under the program to date, we have repurchased 60.1 million shares of our common stock for $1.0 billion.  As of May 4, 2013, we have approximately $104.4 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

Revolving Credit Facility

We have an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”). The Credit Facility provides for a revolving credit line up to $175.0 million. The Credit Facility is available for working capital and general corporate purposes. The Credit Facility is scheduled to expire on September 22, 2016, and is guaranteed by all of our domestic subsidiaries (the “Guarantors”). No amounts were outstanding during the first quarter of 2013 or as of May 4, 2013 under the Credit Facility. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Agreement in the event of our election to draw funds in the foreseeable future.

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

During the first quarter of 2013 and as of May 4, 2013, we had no outstanding balances under the Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of May 4, 2013, the outstanding letter of credit was $0.2 million and expires on June 30, 2013. We have not issued any other stand-by or commercial letters of credit as of May 4, 2013 under the Credit Facility.

As of May 4, 2013, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of May 4, 2013:

		Payments Due
	Total	Balance of 2013	In 2014 and 2015	In 2016 and 2017	After 2018
	(In thousands)
Contractual Obligations
Real estate operating leases	$943,429	$107,634	$262,652	$207,075	$366,068
Equipment operating leases	5,431	2,537	2,894	—	—
Employment and advisory agreements	3,229	944	1,966	319	—
Total contractual obligations	$952,089	$111,115	$267,512	$207,394	$366,068

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

On May 3, 2013, we entered into an employment agreement with Thomas P. Johnson, our Chief Executive Officer, of which the base salary and other benefits are reflected in the above table (see Note 12 to the Notes to Unaudited Condensed Consolidated Financial Statements). Additionally, we have a one-year advisory contract with our former President, which commenced in March 2013, and is also included in the above table.

As discussed in Note 10 to the Notes to Unaudited Condensed Consolidated Financial Statements, we have a SERP liability of $12.9 million and other retirement plan liabilities of $3.2 million at May 4, 2013.  Such liability amounts are not reflected in the table above.  We expect to make a payment in the third quarter of 2013 of approximately $2.1 million from our SERP which is included in the total SERP liability of $12.9 million.

Our total liabilities for unrecognized tax benefits were $3.0 million at May 4, 2013. We cannot make a reasonable estimate of the amount and timing of related future payments for these non-current liabilities of $3.0 million. Therefore these liabilities were not included in the above table.

We have a sourcing agreement with one of our sourcing agents that expires in July 2014. The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement. In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two-year period during the term of the agreement. If we purchase less than this amount over the two-year measurement period, then we will be obligated to pay the contracted commission on the shortfall from the guaranteed minimum. As of May 4, 2013, we had met the first two year minimum product purchase commitment. In addition, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse the agent for costs and expenses, if any, that it had incurred. All other open purchase orders are cancellable without penalty and are therefore not included in the above table. We have not issued any other third party guarantees or commercial commitments as of May 4, 2013.

In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of May 4, 2013, the outstanding letter of credit was $0.2 million and expires on June 30, 2013. We have not issued any other stand-by or commercial letters of credit as of May 4, 2013.

The above table also does not include contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of conditional bonuses that may be paid is $0.2 million during fiscal 2013, $0.2 million during fiscal 2014 and less than $0.1 million during fiscal 2015.

The above table does not reflect contingent purchase consideration related to the fourth quarter of 2012 acquisition of GoJane that is discussed in Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements. The purchase price includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business in the next five years. The fair value of the contingent payments as of May 4, 2013 was estimated to be $7.1 million based on expected probability of payment and we have recorded such liability on a discounted basis.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of May 4, 2013, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements. These estimates and assumptions also affect the reported amounts of revenues and expenses. Estimates by their nature are based on judgments and available information. Therefore, actual results could materially differ from those estimates under different assumptions and conditions.

Critical accounting policies are those that are most important to the portrayal of our financial condition and the results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies have been discussed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.  In applying such policies, management must use significant estimates that are based on its informed judgment. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

As of May 4, 2013, there have been no material changes to any of the critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of May 4, 2013, we had no outstanding borrowings under our Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of May 4, 2013, the outstanding letter of credit was $0.2 million and expires on June 30, 2013. We have not issued any other stand-by or commercial letters of credit as of May 4, 2013 under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk from interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency, are reflected in the equity section of our unaudited condensed consolidated balance sheet in accumulated other comprehensive income (loss). The unrealized gain of approximately $2.5 million is included in accumulated other comprehensive income as of May 4, 2013. A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $2.6 million, which would be recorded in other comprehensive income (loss) as an unrealized gain or loss.

We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars.  These foreign currency transaction gains and losses are charged or credited to earnings as incurred. We do not hedge our exposure to this currency exchange fluctuation and transaction gains and losses to date have not been significant.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our first quarter ended May 4, 2013, our disclosure controls and procedures are effective.

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

If we are not able to keep pace with the rapidly changing fashion trends, both domestically and/or internationally, and teen consumer apparel tastes, our profitability will decline, as it did in 2011 and 2012. We produce casual, comfortable on trend apparel, a significant portion of which displays the “Aéropostale”, “Aéro” or “P.S. from Aéropostale” logo. As we continue to evolve our fashion offerings for our customer, there can be no assurance that fashion trends will not move away from casual clothing or that we will not have to alter our design strategy to reflect changes in consumer preferences. Our customers failure to accept our product offerings, and/or our failure to anticipate, identify or react appropriately to changes in styles, trends, desired images or brand preferences has had and could continue to have a material adverse effect on our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our common stock from time to time under a stock repurchase program. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. Our purchases of treasury stock for the first quarter of fiscal 2013 and remaining availability pursuant to our share repurchase program were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a)
				(In thousands)
February 3 to March 2, 2013	—	$—	—	$104,377
March 3 to April 6, 2013	—	—	—	$104,377
April 7 to May 4, 2013	—	—	—	$104,377
Total	—	$—	—
__________

(a)	The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program.

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

Dated: June 12, 2013