Form 10-Q
period 2013-08-03
AEROPOSTALE INC
filed 2013-09-12
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2013
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

The Registrant had 78,486,913 shares of common stock outstanding as of August 30, 2013.

AÉROPOSTALE, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	August 3, 2013	February 2, 2013	July 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$100,291	$231,501	$169,640
Merchandise inventory	249,618	155,463	246,708
Prepaid taxes	28,756	7,691	16,066
Prepaid expenses and other current assets	60,488	45,285	49,855
Total current assets	439,153	439,940	482,269
Fixtures, equipment and improvements, net	269,510	262,778	300,517
Goodwill	13,919	13,919	—
Intangible assets, net	15,037	15,413	—
Other assets	6,037	8,794	4,161
TOTAL ASSETS	$743,656	$740,844	$786,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$150,930	$89,991	$141,031
Accrued expenses and other current liabilities	94,364	113,515	89,788
Total current liabilities	245,294	203,506	230,819
Deferred rent, tenant allowances and other long-term liabilities	112,391	110,780	116,477
Non-current retirement benefit plan liabilities	14,465	13,454	14,714
Uncertain tax contingency liabilities	3,177	2,740	2,821

Commitments and contingent liabilities (See Notes 4, 9, 10,11 and 12)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 78,582; 78,279 and 91,863 shares issued	786	783	919
Additional paid-in capital	222,443	216,067	212,153
Accumulated other comprehensive (loss) income	(756)	190	(710)
Retained earnings	147,422	193,324	469,926
Treasury stock 112; 0 and 10,596 shares, at cost	(1,566)	—	(260,172)
Total stockholders’ equity	368,329	410,364	422,116
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$743,656	$740,844	$786,947

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	13 weeks ended		26 weeks ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	$454,034	$485,337	$906,307	$982,551
Cost of sales (includes certain buying, occupancy and warehousing expenses)	372,863	362,567	723,701	720,769
Gross profit	81,171	122,770	182,606	261,782
Selling, general and administrative expenses	124,963	122,175	246,904	244,498
(Loss) income from operations	(43,792)	595	(64,298)	17,284
Interest expense, net	192	148	391	307
(Loss) income before income taxes	(43,984)	447	(64,689)	16,977
Income tax (benefit) provision	(10,250)	376	(18,787)	6,330
Net (loss) income	$(33,734)	$71	$(45,902)	$10,647
Basic (loss) earnings per share	$(0.43)	$0.00	$(0.59)	$0.13
Diluted (loss) earnings per share	$(0.43)	$0.00	$(0.59)	$0.13
Weighted average basic shares	78,470	81,266	78,420	81,155
Weighted average diluted shares	78,470	81,708	78,420	81,667

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	13 weeks ended		26 weeks ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net (loss) income	$(33,734)	$71	$(45,902)	$10,647
Other comprehensive (loss) income:
Pension liability, net of income taxes of $42, $32, $84 and $64, respectively	64	50	127	99
Foreign currency translation adjustment (See Note 6)	(832)	(713)	(1,073)	30
Other comprehensive (loss) income	(768)	(663)	(946)	129
Comprehensive (loss) income	$(34,502)	$(592)	$(46,848)	$10,776

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	26 weeks ended
	August 3, 2013	July 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(45,902)	$10,647
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	31,550	30,698
Asset impairment charges	8,571	—
Amortization of intangible assets	376	—
Stock-based compensation	8,804	4,460
Excess tax benefits from stock-based compensation	—	(299)
Other	(3,315)	(2,925)
Changes in operating assets and liabilities:
Merchandise inventory	(94,559)	(83,066)
Prepaid taxes and other assets	(35,061)	(10,550)
Accounts payable	61,118	37,432
Accrued expenses and other liabilities	(16,533)	(2,445)
Net cash used in operating activities	(84,951)	(16,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Final working capital adjustment related to the acquisition of GoJane.com, Inc.	(381)	—
Capital expenditures	(44,087)	(39,083)
Net cash used in investing activities	(44,468)	(39,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(1,566)	—
Proceeds from exercise of stock options	—	729
Excess tax benefits from stock-based compensation	—	299
Net cash (used in) provided by financing activities	(1,566)	1,028

Effect of exchange rate changes	(225)	31

Net decrease in cash and cash equivalents	(131,210)	(54,072)
Cash and cash equivalents, beginning of year	231,501	223,712
Cash and cash equivalents, end of period	$100,291	$169,640
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$16,271	$14,833
Accruals related to purchases of property and equipment	$5,803	$5,953

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Aéropostale, Inc. and its subsidiaries (“we”, “us”, “our”, the “Company” or “Aéropostale”) is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 4 to 12 year-old kids through its P.S. from Aéropostale stores.  We provide customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise.  Aéropostale products can be purchased in Aéropostale stores and online at www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to www.aeropostale.com or www.ps4u.com are solely references to a uniform resource locator, or URL, and are inactive textual references only, not intended to incorporate the websites into this Quarterly Report on Form 10-Q).  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, certain Aéropostale stores and online at www.ps4u.com.  As of August 3, 2013, we operated 977 Aéropostale stores, consisting of 898 stores in all 50 states and Puerto Rico, 79 stores in Canada, as well as 142 P.S. from Aéropostale stores in 31 states and Puerto Rico. In addition, pursuant to various licensing agreements, our licensees operated 55 Aéropostale locations and one Aéropostale and P.S. from Aéropostale combination store in the Middle East, Asia, Europe and Latin America as of August 3, 2013.

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

References to “2013” or “fiscal 2013” mean the 52-week period ending February 1, 2014 and references to “2012” or “fiscal 2012” mean the 53-week period ended February 2, 2013.  References to “the second quarter of 2013” mean the thirteen-week period ended August 3, 2013 and references to “the second quarter of 2012” mean the thirteen-week period ended July 28, 2012.

3.  Summary of Significant Accounting Policies

Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores and at the time our e-commerce customers take possession of merchandise. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized. Also included in sales revenue is shipping revenue from our e-commerce customers. Sales tax collected from customers is excluded from revenue and is included in accrued expenses on our unaudited condensed consolidated balance sheets. Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum royalty levels.  We recorded revenue related to licensing arrangements in net sales of $5.3 million in the second quarter of 2013 and $2.1 million in the second quarter of 2012. We recorded revenue related to licensing arrangements in net sales of $7.4 million in the first twenty-six weeks of 2013 and $3.6 million in the first twenty-six weeks of 2012.

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

Fair Value Measurements

We follow the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement Disclosures” (“ASC 820”) as it relates to financial and nonfinancial assets and liabilities. We currently have no financial assets or liabilities that are measured at fair value.  Our non-financial assets, which include fixtures, equipment and improvements and intangible assets, are not required to be measured at fair value on a recurring basis.  However, if certain triggering events occur, or if an impairment test is required and we are required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at fair value (See Note 5 for a further discussion).  Also, see Note 4 for fair value measurements related to GoJane liabilities. ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The fair value of cash and cash equivalents, receivables (included in other current assets), and accounts payable approximates their carrying value due to their short-term maturities. Cash and cash equivalents include money market investments valued as level 1 inputs in the fair value hierarchy of $52.8 million as of August 3, 2013, $176.3 million as of February 2, 2013 and $31.7 million as of July 28, 2012.

4.  Acquisition of GoJane.com, Inc.

As discussed above, we acquired GoJane on November 13, 2012. We believe this strategic acquisition allows us to expand into new fashion categories online. We also believe that we will be able to utilize and leverage our existing infrastructure to develop and grow the GoJane business.

The financial results of GoJane were included in our unaudited condensed consolidated financial statements as of the acquisition date. We have not presented separate financial results or the pro forma results of operations for periods prior to the acquisition because GoJane's results of operations were not material to our consolidated results for either fiscal 2013 or fiscal 2012.

Purchase Price

Under the terms of the agreement, we acquired the net assets in exchange for a purchase price of up to $33.6 million. The purchase price consisted of $25.2 million in cash paid from cash on hand. The purchase price also included an additional $0.4 million for the final working capital adjustment paid during the first quarter of 2013.

The purchase price also includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business in the next five years (the "GJ Performance Plan"). These performance payments are not contingent upon continuous employment by the two individual stockholders. The fair value of the contingent payments as of the acquisition date was estimated to be $7.0 million on a discounted basis and was based on expected probability of payment. Each quarter, we remeasure the GJ Performance Plan liability at fair value and increased the recorded liability to $7.2 million on a discounted basis at August 3, 2013, of which $1.6 million is included in accrued expenses. The recorded liability was $7.0 million at February 2, 2013.

5.  Store Asset Impairment Charges

We have recorded store asset impairment charges of approximately $8.0 million during the second quarter of 2013 for primarily 46 stores and $8.6 million during the first twenty-six weeks of 2013 for primarily 47 stores. These charges were included in cost of sales.  These amounts included the write-down of long-lived assets at stores that were assessed for impairment because of i.) changes in circumstances that indicated the carrying value of assets may not be recoverable, or ii.) management’s intention to relocate or close stores.  Impairment charges were primarily related to revenues and/or gross margins not meeting targeted levels at the respective stores as a result of macroeconomic conditions, location related conditions and other factors that are negatively impacting the sales and cash flows of this location. We did not record any store asset impairment charges during the second quarter of 2012 or the first twenty-six weeks of 2012.

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

The table below sets forth by level within the fair value hierarchy the fair value of long-lived assets for which an impairment was recognized for the first twenty-six weeks (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses
August 3, 2013:
Long-lived assets held and used	$—	$—	$3,317	$3,317	$8,571

July 28, 2012:
Long-lived assets held and used	$—	$—	$—	$—	$—

6.  Stockholders’ Equity

Stock Repurchase Program

We have the ability to repurchase our common stock under a stock repurchase program, which was announced on December 9, 2003. The repurchase program may be modified or terminated by the Board of Directors at any time and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward.

We did not repurchase shares of our common stock during the first twenty-six weeks of 2013 or 2012, under the stock repurchase program.  We have repurchased 60.1 million shares of our common stock for $1.0 billion under the program to date.  As of August 3, 2013, we have approximately $104.4 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

Retirement of Treasury Stock

During the fourth quarter of 2012, we retired 13.6 million shares of our treasury stock. These shares remain as authorized stock; however they are now considered unissued. In accordance with ASC Topic 505, “Equity” (“ASC 505”), the treasury stock retirement during the fourth quarter of 2012 resulted in a reduction of the following on our unaudited condensed consolidated balance sheet: common stock by $0.1 million, treasury stock by $301.0 million and retained earnings by $300.9 million. There was no effect on total stockholders' equity position as a result of the retirement. We have not retired treasury stock during fiscal 2013.

Accumulated Other Comprehensive (Loss) Income

The following table sets forth the components of accumulated other comprehensive (loss) income:

	August 3, 2013	February 2, 2013	July 28, 2012
	(In thousands)
Pension liability, net of tax	$(2,414)	$(2,541)	$(3,259)
Cumulative foreign currency translation adjustment [1]	1,658	2,731	2,549
Total accumulated other comprehensive (loss) income	$(756)	$190	$(710)

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

There were no reclassifications for components of accumulated other comprehensive income (loss) as of August 3, 2013.

7.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended		26 weeks ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(In thousands, except per share data)
Net (loss) income	$(33,734)	$71	$(45,902)	$10,647
Weighted average basic shares	78,470	81,266	78,420	81,155
Impact of dilutive securities	—	442	—	512
Weighted average diluted shares	78,470	81,708	78,420	81,667
Basic (loss) earnings per share	$(0.43)	$0.00	$(0.59)	$0.13
Diluted (loss) earnings per share	$(0.43)	$0.00	$(0.59)	$0.13

All options to purchase shares, in addition to restricted and performance shares, were excluded from the computation of diluted loss per share because the effect would be anti-dilutive during fiscal 2013. Options to purchase 44,290 shares were excluded from the computation of diluted earnings per share during the second quarter of 2012 and 28,145 shares during the first twenty-six weeks of 2012 because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

8.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	August 3, 2013	February 2, 2013	July 28, 2012
	(In thousands)
Accrued gift cards	$22,058	$29,630	$19,157
Accrued compensation and retirement benefit plan liabilities	20,372	17,954	18,637
Accrued rent	9,109	11,101	11,889
Accrued income taxes	76	13,078	87
Other	42,749	41,752	40,018
Total accrued expenses and other current liabilities	$94,364	$113,515	$89,788

9.  Revolving Credit Facility

We have an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”). There have been no changes to our $175.0 million Credit Facility as disclosed in the notes to the unaudited condensed consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

During the first twenty-six weeks of 2013 and as of August 3, 2013, we had no outstanding balances under the Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of August 3, 2013, the outstanding letter of credit was $0.2 million and expires on June 30, 2014. We have not issued any other stand-by or commercial letters of credit as of August 3, 2013 under the Credit Facility.  As of August 3, 2013, there were no instances of noncompliance with any covenants or any other event of default under the Credit Facility.

10.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	August 3, 2013	February 2, 2013	July 28, 2012
	(In thousands)
Supplemental Executive Retirement Plan (“SERP”)	$13,123	$12,637	$12,192
Other retirement plan liabilities	3,488	2,963	2,522
Total	$16,611	$15,600	$14,714
Less amount classified in accrued expenses related to SERP	$2,146	$2,146	$—
Long-term retirement benefit plan liabilities	$14,465	$13,454	$14,714

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

The components of net periodic pension benefit cost are as follows:

	13 weeks ended		26 weeks ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(In thousands)
Service cost	$133	$181	$266	$362
Interest cost	110	114	220	228
Amortization of prior experience cost	19	19	38	38
Amortization of net loss	86	70	172	140
Net periodic pension benefit cost	$348	$384	$696	$768

We expect to contribute and pay approximately $2.1 million related to our SERP in the third quarter of 2013. The related SERP liability was classified as a current liability on our unaudited condensed consolidated balance sheet as of August 3, 2013 and February 2, 2013.

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

Restricted Shares

Certain of our employees and all of our directors have been awarded non-vested stock ("restricted shares"), pursuant to non-vested stock agreements. The restricted shares awarded to employees generally cliff vest after up to three years of continuous service with us.  Beginning in November 2012, certain shares also vest upon meeting retirement at age 65 or early retirement provisions of completing ten years of service and attaining age 55. All restricted shares immediately vest upon a change in control of the Company.  Grants of restricted shares awarded to directors vest in full after one year.

The following table summarizes restricted shares of stock outstanding as of August 3, 2013:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 3, 2013	1,542	$17.76
Granted	939	13.60
Vested	(303)	25.05
Cancelled	(84)	17.67
Outstanding as of August 3, 2013	2,094	$14.84

Total compensation expense is being amortized over the vesting period.  Compensation expense related to restricted shares activity was $5.1 million for the second quarter of 2013 and $1.9 million for the second quarter of 2012.  Compensation expense related to restricted shares activity was $7.6 million for the first twenty-six weeks of 2013 and $4.0 million for the first twenty-six weeks of 2012. As of August 3, 2013, there was $17.0 million of unrecognized compensation cost related to restricted shares awards that is expected to be recognized over the weighted average period of two years.  The total fair value of shares vested was $0.1 million during the second quarter of fiscal 2013. No shares vested during the second quarter of fiscal 2012. The total fair value of shares vested was $7.6 million for the first twenty-six weeks of 2013 and $6.9 million for the first twenty-six weeks of 2012.

In connection with the GoJane acquisition, we granted shares of our restricted shares to the two individual stockholders of GoJane, with compensation expense recognized over the three year cliff vesting period (see Note 4 for a further discussion regarding this acquisition). If the aggregate dollar value of the restricted shares on the vesting date is less than $8.0 million, then we shall pay to the two individual stockholders an amount in cash equal to the difference between $8.0 million and the fair market value of the restricted shares on the vesting date. As a result, we may be required to record additional compensation expense based on the Company's stock price.

Performance Shares

Certain of our executives have been awarded performance shares, pursuant to performance shares agreements. The performance shares cliff vest at the end of three years of continuous service with us, and the number of shares ultimately awarded is contingent upon meeting various separate performance conditions based upon consolidated earnings targets and market conditions based upon total shareholder return targets. All performance shares immediately vest upon a change in control of the Company (as communicated to the executives awarded performance shares). Compensation cost for the performance shares with performance conditions is periodically reviewed and adjusted based upon the probability of achieving certain performance targets. If the probability of achieving targets changes, compensation cost will be adjusted in the period that the probability of achievement changes. The fair value of performance based awards is based upon the fair value of the Company's common stock on the date of grant. For market based awards, the effect of the market conditions is reflected in the fair value of the awards on the date of grant using a Monte-Carlo simulation model. A Monte-Carlo simulation model estimates the fair value of the market based award based upon the expected term, risk-free interest rate, expected dividend yield and expected volatility measure for the Company and its peer group. Compensation expense for market based awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

The following table summarizes performance shares of stock outstanding as of August 3, 2013:

	Performance-based		Market-based
	Performance Shares		Performance Shares
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding as of February 3, 2013	—	$—	—	$—
Granted	523	13.98	399	20.00
Vested	—	—	—	—
Cancelled	(12)	13.60	(8)	19.18
Outstanding as of August 3, 2013	511	$13.99	391	$20.01

Total compensation expense is being amortized over the vesting period. Compensation expense related to performance shares was $0.6 million for the second quarter of 2013 and $0.3 million for the second quarter of 2012 based on our determination of the likelihood of achieving the performance conditions associated with the respective shares. Compensation expense related to performance shares was $0.8 million for the first twenty-six weeks of 2013 and $0.4 million for the first twenty-six weeks of 2012.

The following table summarizes unrecognized compensation cost and the weighted-average years expected to be recognized related to performance share awards outstanding as of August 3, 2013:

	Performance-based	Market-based
	Performance Shares	Performance Shares
Total unrecognized compensation (in millions)	$—	$7.0
Weighted-average years expected to be recognized over (years)	3	3

Cash-Settled Stock Appreciation Rights ("CSARs")

In conjunction with the execution of the employment agreement with our CEO on May 3, 2013 (see Note 12), we granted him an award of CSARs, with an award date value of $5.6 million. The number of CSARs granted was determined in accordance with the agreement by dividing $5.6 million by the Black Scholes value of the closing price of a share of the Company's common stock on the award date. For the second quarter of 2013, our expected volatility was 48%, expected term was 4.2 years, risk-free interest rate was 1.05% and expected forfeiture rate was 0%. The CSARs are currently being treated as a liability based award. The CSARs have a term of seven years and will vest in equal 1/3 increments over three years. Additionally, we may, in our sole discretion, at any time during the term, exchange a CSAR for another form of equity which is of equal value to the CSAR at the time of the exchange. For the second quarter of 2013 and the first twenty-six weeks of 2013, we recorded $0.4 million of expense related to this incentive award. As of August 3, 2013, there was $4.7 million of unrecognized compensation cost related to CSARs that is expected to be recognized over the weighted average period of three years.

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

We did not grant stock options during the first twenty-six weeks of 2013. The fair value of options granted in prior years was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires certain assumptions, including estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the unaudited condensed consolidated statements of operations.

The effects of applying the provisions of ASC 718 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

The following table summarizes stock option transactions for common stock during the first twenty-six weeks of 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of February 3, 2013	530	$15.99
Granted	—	—
Exercised	—	—
Cancelled[1]	(132)	15.09
Outstanding as of August 3, 2013	398	$16.29	1.76	$0.3
Options vested as of August 3, 2013 and expected to vest[2]	398	$16.29	1.76	$0.3
Exercisable as of August 3, 2013	383	$16.27	1.58	$0.3

1 The number of options cancelled includes approximately 84,000 expired shares.
2 The number of options expected to vest takes into consideration estimated expected forfeitures.

We recognized less than $0.1 million in compensation expense related to stock options during the second quarters of 2013 and 2012, and during the first twenty-six weeks of 2013 and 2012.  For the first twenty-six weeks of 2013, the intrinsic value of options exercised was zero compared to $0.3 million for the first twenty-six weeks of 2012.

The following table summarizes information regarding non-vested outstanding stock options as of August 3, 2013:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of February 3, 2013	15	$6.41
Granted	—	—
Vested	—	—
Cancelled	—	—
Non-vested as of August 3, 2013	15	$6.41

As of August 3, 2013, the total unrecognized compensation cost related to non-vested options that we expect to be recognized over the remaining weighted-average vesting period of two years is de minimis.

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

On April 24, 2012, the New York Supreme Court, New York County, issued an Order consolidating and staying the Bell and Booth Actions pending a ruling on the motion to dismiss filed in the City of Providence federal securities class action. Following denial of the motion to dismiss in the federal securities class action, plaintiff filed an amended complaint in the consolidated Bell/Booth action. Defendants have moved to dismiss that complaint.

In January 2012, Sajid Karsan, who identifies himself as a stockholder of Aéropostale, demanded that the Aéropostale Board of Directors conduct a thorough investigation concerning possible claims for breach of fiduciary duty, insider trading, abuse of control, gross mismanagement, and unjust enrichment against the following current and former directors and officers: Thomas P. Johnson, Marc D. Miller, Julian R. Geiger, Ronald R. Beegle, Robert B. Chavez, Michael J. Cunningham, Evelyn Dilsaver, John Haugh, Karin Hirtler-Garvey, John D. Howard, David B. Vermylen, Ross Citta, Mindy Meads, Mary Pile, Barbara Pindar, and Edward Slezak, and that a lawsuit be filed on behalf of Aéropostale against each of the named individuals, if warranted.  On May 2, 2012, the outside, non-management directors on Aéropostale's Board determined to refuse the demand that a lawsuit be filed against these individuals.

We are also party to various litigation matters and proceedings in the ordinary course of business.  In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees - We have a sourcing agreement with one of our sourcing agents that expires in July 2014. The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement. In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two-year period during the term of the agreement. If we purchase less than this amount over the two-year measurement period, then we will be obligated to pay the contracted commission on the shortfall from the guaranteed minimum. As of August 3, 2013, we met the first two year minimum product purchase commitment. In addition, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse the agent for costs and expenses, if any, that it had incurred. We have not issued any other third party guarantees or commercial commitments as of August 3, 2013.

In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of August 3, 2013, the outstanding letter of credit was $0.2 million and expires on June 30, 2014. We have not issued any other stand-by or commercial letters of credit as of August 3, 2013.

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

We follow the provisions of ASC Topic 740, “Income Taxes”, which includes the accounting and disclosure for uncertainty in income taxes.  We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Uncertain tax position liabilities, inclusive of interest and penalties were $3.2 million as of August 3, 2013, $2.7 million at February 2, 2013, and $2.8 million at July 28, 2012.  Reversal of these liabilities, along with reversal of related deferred tax assets, would favorably impact our effective tax rate. The liabilities for uncertain tax positions are subject to change based on future events, the timing of which is uncertain, however the Company does not anticipate that the balance of such liability will significantly decrease during the next twelve months.

We file income tax returns in the U.S. and in various states, Canada and Puerto Rico. All tax returns remain open for examination generally for our 2008 through 2012 tax years by various taxing authorities. However, certain states may keep their statute open for six to ten years.

14.  Recent Accounting Developments

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-11, Income Taxes ("ASU 2013-11"). ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The adoption of ASU 2013-11 is not expected to have a material impact on our results of operations or our financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results.  Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements.  Among the factors that could cause actual results to materially differ from those projected in the forward-looking statements, include changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors; changes in the economy and other events leading to to a reduction in discretionary consumer spending; seasonality; risks associated with changes in social, political, economic and other conditions and the possible adverse impact of changes in import restrictions; risks associated with uncertainty relating to the Company's ability to implement its growth strategy. In addition, the risk factors included in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 should be read in connection with evaluating our business and future prospects.  All forward-looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		26 weeks ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	17.9%	25.3%	20.1%	26.6%
Selling, general and administrative expenses	27.5%	25.2%	27.2%	24.9%
(Loss) income from operations	(9.6)%	0.1%	(7.1)%	1.7%
Interest expense	—%	—%	—%	—%
(Loss) income before income taxes	(9.6)%	0.1%	(7.1)%	1.7%
Income taxes	(2.2)%	0.1%	(2.0)%	0.6%
Net (loss) income	(7.4)%	—%	(5.1)%	1.1%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table. Comparable changes for the 13-weeks and 26-weeks ended August 3, 2013 are compared to the 13-weeks and 26-weeks ended August 4, 2012. The shift in comparable information is due to the 53rd week in the fiscal 2012 retail calendar.

	13 weeks ended		26 weeks ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales (in millions)	$454.0	$485.3	$906.3	$982.6
Total store count at end of period	1,119	1,085	1,119	1,085
Comparable store count at end of period	1,023	988	1,023	988
Net sales change	(6)%	4%	(8)%	5%
Comparable sales change (including the e-commerce channel)	(15)%	—%	(14)%	1%
Comparable average unit retail change (including the e-commerce channel)	(5)%	(1)%	(7)%	—%
Comparable units per sales transaction change (including the e-commerce channel)	(1)%	5%	2%	4%
Comparable sales transaction change (including the e-commerce channel)	(10)%	(4)%	(10)%	(3)%
Net sales per average square foot	$99	$113	$198	$229
Gross profit (in millions)	$81.2	$122.8	$182.6	$261.8
(Loss) income from operations (in millions)	$(43.8)	$0.6	$(64.3)	$17.3
Diluted (loss) earnings per share	$(0.43)	$0.00	$(0.59)	$0.13
Average square footage growth over comparable period	3%	4%	3%	5%
Change in total inventory over comparable period	1%	(1)%	1%	(1)%
Change in inventory per retail square foot over comparable period	(3)%	(6)%	(3)%	(6)%
Percentages of net sales by category:
Young Women’s	63%	63%	64%	64%
Young Men’s	37%	37%	36%	36%

Comparison of the 13 weeks ended August 3, 2013 to the 13 weeks ended July 28, 2012

Net Sales

Net sales consist of sales from comparable stores, non-comparable stores, our e-commerce business and licensing revenue. A store is included in comparable store sales after 14 months of operation. Additionally, we will include GoJane sales in our comparable sales after 14 months from the acquisition date, beginning in February 2014. We consider a remodeled or relocated store with more than a 25% change in square feet to be a new store. Prior period sales from stores that have closed are not included in comparable store sales. Licensing revenue is included in non-comparable store sales information.

Net sales for the second quarter of 2013 decreased by $31.3 million, or by 6%, compared to the same period last year. The decrease in net sales was driven by the decrease in comparable sales of 15%, and was partially offset by the average store square footage growth of 3% primarily from new stores. The net sales decrease reflects:

•	a decrease of $72.2 million in comparable store sales (excluding the e-commerce channel)

•	an increase of $33.8 million in non-comparable store sales due primarily to 34 more stores open at the end of the second quarter of 2013 compared to the end of the second quarter of 2012.

•	an increase of $7.1 million, or 22% to $39.0 million in net sales from our e-commerce business due to the inclusion of net revenues from the GoJane.com business during the second quarter of 2013.

Consolidated comparable sales, including the e-commerce channel, decreased by 12% in our young men's category and decreased in our young women's category by 16%. The overall comparable sales, including the e-commerce channel, reflected decreases of 10% in the number of sales transactions, 5% in average unit retail and 1% in units per sales transaction.

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

Gross profit, as a percentage of net sales, decreased by 7.4 percentage points for the second quarter of 2013 compared to the same period last year. Included in gross profit for 2013 are asset impairment charges of 1.8 percentage points. Merchandise margin decreased by 2.5 percentage points due to an increase in promotional activity. The decrease in gross profit was also due to 3.1 percentage points of deleverage impact in occupancy expense, distribution and transportation expense, depreciation expense and buying expense.

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

SG&A, as a percentage of net sales, was 27.5% for the second quarter of 2013 compared to 25.2% for the same period last year. The increase in SG&A, as a percentage of sales, was due primarily to increased marketing and corporate expenses, as well as the deleverage impact of store-line expenses resulting from the above mentioned decrease in comparable store sales.

SG&A increased by $2.8 million for the second quarter of 2013 compared to the second quarter of 2012. The increase was due to higher marketing expenses of $3.0 million and corporate expenses of $2.6 million and were offset by a decrease in store-line expenses of $2.9 million.

Income taxes

The income tax provision was a benefit of $10.3 million for the second quarter of 2013 compared to an expense of $0.4 million for the second quarter of 2012.  The decrease in tax was a result of lower taxable income and the mix of U.S. taxable income/losses and Canadian losses which produced an effective tax rate of 23.3% for the second quarter of 2013 and a rate of 84.1% for the second quarter of 2012. The tax rate for the second quarter of 2012 was elevated by the application of tax expense to the essentially break-even results.

Net (loss) income

Net loss was $33.7 million, or $0.43 per diluted share, for the second quarter of 2013, compared to net income of $0.1 million, or $0.00 per diluted share, for the second quarter of 2012. The net loss for the second quarter of 2013 included an after-tax charge of $5.2 million, or $0.07 per diluted share, resulting from store asset impairment charges.

Comparison of the 26 weeks ended August 3, 2013 to the 26 weeks ended July 28, 2012

Net Sales

Net sales for the first twenty-six weeks of 2013 decreased by $76.2 million, or by 8%, compared to the same period last year. The decrease in net sales was driven by the decrease in comparable sales of 14%, and was partially offset by the average store square footage growth of 3% primarily from new stores. The net sales decrease reflects:

•	a decrease of $136.2 million in comparable store sales (excluding the e-commerce channel)

•
an increase of $48.1 million in non-comparable store sales due primarily to 34 more stores open at the end of the first twenty-six weeks of 2013 compared to the end of the first twenty-six weeks of 2012.

•
an increase of $11.9 million, or 17% to $80.9 million in net sales from our e-commerce business due to the inclusion of net revenues from the GoJane.com business during the first twenty-six weeks of 2013.

Consolidated comparable sales, including the e-commerce channel, decreased by 12% in our young men's category and decreased in our young women's category by 16%. The overall comparable sales, including the e-commerce channel, reflected decreases of 10% in the number of sales transactions and 7% in average unit retail offset by an increase of 2% in units per sales transaction.

Cost of Sales and Gross Profit

Gross profit, as a percentage of net sales, decreased by 6.5 percentage points for the first twenty-six weeks of 2013 compared to the same period last year. Included in gross profit are asset impairment charges of 0.9 percentage points during the first twenty-six weeks of 2013. Merchandise margin decreased by 2.5 percentage points due to an increase in promotional activity. The decrease in gross profit was also due to 3.1 percentage points of deleverage impact in occupancy expense, distribution and transportation expense, depreciation expense and buying expense.

SG&A

SG&A, as a percentage of net sales, was 27.2% for the first twenty-six weeks of 2013 compared to 24.9% for the same period last year. The increase in SG&A, as a percentage of sales, was due primarily to increased marketing and corporate expenses, as well as the deleverage impact of store-line expenses resulting from the above mentioned decrease in comparable store sales.

SG&A increased by $2.4 million for the first twenty-six weeks of 2013 compared to the first twenty-six weeks of 2012. The increase was due to increases in marketing expenses of $4.7 million, corporate expenses of $1.3 million and e-commerce transaction expenses of $0.4 million. These were offset by decreases in store-line expenses of $2.9 million and store transaction related expenses of $1.1 million.

Income taxes

The effective income tax rate was 29.0% for the first twenty-six weeks of 2013 and 37.3% for the first twenty-six weeks of 2012. The decrease in the effective tax rate was a result of lower taxable income and the mix of U.S. taxable losses and Canadian losses for fiscal 2013.

Net (loss) income

Net loss was $45.9 million, or $0.59 per diluted share, for the first twenty-six weeks of 2013, compared to net income of $10.6 million, or $0.13 per diluted share, for the first twenty-six weeks of 2012. The net loss for the first twenty-six weeks of 2013 included an after-tax charge of $5.5 million, or $0.08 per diluted share, resulting from store asset impairment charges.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement or enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Generally, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents, and when necessary, our credit facility. At August 3, 2013, we had working capital of $193.9 million, cash and cash equivalents of $100.3 million and no debt outstanding under our $175.0 million credit facility. Additionally, we repurchase our common stock from time to time under a stock repurchase program. On November 13, 2012, we used $25.2 million of cash on hand as partial consideration to acquire the assets of GoJane.com, Inc. Please see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion regarding this acquisition. We may also utilize cash to make other strategic acquisitions.

The following table sets forth our cash flows for the period indicated:

	26 weeks ended
	August 3, 2013	July 28, 2012
	(In thousands)
Net cash used in operating activities	$(84,951)	$(16,048)
Net cash used in investing activities	(44,468)	(39,083)
Net cash (used in) provided by financing activities	(1,566)	1,028
Effect of exchange rate changes	(225)	31
Net decrease in cash and cash equivalents	$(131,210)	$(54,072)

Operating activities - Net cash used in operating activities increased by $68.9 million for the first twenty-six weeks of 2013 compared to the same period in 2012. The change in cash flows used in operating activities was due primarily to the decrease in period to period net income of $56.5 million, in addition to the timing of cash used for other assets and liabilities.

Investing activities - Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. During fiscal 2013, we plan to invest a total of approximately $84.0 million in capital expenditures. During the first twenty-six weeks of 2013, we invested $44.1 million, which excludes accruals related to purchases of property and equipment. During the first twenty-six weeks of 2013, we opened five Aéropostale stores, 43 P.S. from Aéropostale stores and remodeled 11 Aéropostale stores. During the remainder of the fiscal year, we plan to open nine Aéropostale stores, 12 P.S. from Aéropostale stores and 23 remodeled Aéropostale stores.

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

We did not repurchase shares of our common stock during the first twenty-six weeks of 2013 or the first twenty-six weeks of 2012 under the stock repurchase program.  We have repurchased 60.1 million shares of our common stock for $1.0 billion under the program to date.  As of August 3, 2013, we have approximately $104.4 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

Revolving Credit Facility

We have an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”). The Credit Facility provides for a revolving credit line up to $175.0 million. The Credit Facility is available for working capital and general corporate purposes. The Credit Facility is scheduled to expire on September 22, 2016, and is guaranteed by all of our domestic subsidiaries (the “Guarantors”). No amounts were outstanding during the first twenty-six weeks of 2013 or as of August 3, 2013 under the Credit Facility. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Agreement in the event of our election to draw funds in the foreseeable future.

Availability under the Credit Facility is determined based upon a borrowing base calculation that is based primarily upon levels of inventory and the Credit Facility is guaranteed by the Guarantors. Upon the occurrence of a Cash Dominion Event (as defined in the Credit Facility and includes either any event of default or failure to maintain availability in an amount greater than 12.5% of the lesser of the borrowing base and facility commitment), our ability to borrow funds, make investments, pay dividends and repurchase shares of our common stock would be limited, among other limitations. Direct borrowings under the Credit Facility bear interest at a margin over either LIBOR or at the Prime Rate (as each such term is defined in the Credit Facility).

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

Upon the occurrence of our loan availability under the Credit Facility decreasing below 10% of the lesser of the borrowing base and the dollar amount of commitments under the Credit Facility, we would be required to meet a financial covenant for a Minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.0 to 1.0.

During the first twenty-six weeks of 2013 and as of August 3, 2013, we had no outstanding balances under the Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of August 3, 2013, the outstanding letter of credit was $0.2 million and expires on June 30, 2014. We have not issued any other stand-by or commercial letters of credit as of August 3, 2013 under the Credit Facility.

As of August 3, 2013, there were no instances of noncompliance with any covenants or any other event of default under the Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of August 3, 2013:

		Payments Due
	Total	Balance of 2013	In 2014 and 2015	In 2016 and 2017	After 2018
	(In thousands)
Contractual Obligations
Real estate operating leases	$940,962	$76,226	$267,984	$212,343	$384,409
Equipment operating leases	4,474	1,580	2,894	—	—
Employment and advisory agreements	2,915	630	1,966	319	—
Total contractual obligations	$948,351	$78,436	$272,844	$212,662	$384,409

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

As discussed in Note 10 to the Notes to Unaudited Condensed Consolidated Financial Statements, we have a SERP liability of $13.1 million and other retirement plan liabilities of $3.5 million at August 3, 2013.  Such liability amounts are not reflected in the table above.  We expect to make a payment in the third quarter of 2013 of approximately $2.1 million from our SERP which is included in the total SERP liability of $13.1 million.

Our total liabilities for unrecognized tax benefits were $3.2 million at August 3, 2013. We cannot make a reasonable estimate of the amount and timing of related future payments for these non-current liabilities. Therefore these liabilities were not included in the above table.

We have a sourcing agreement with one of our sourcing agents that expires in July 2014. The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement. In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two-year period during the term of the agreement. If we purchase less than this amount over the two-year measurement period, then we will be obligated to pay the contracted commission on the shortfall from the guaranteed minimum. As of August 3, 2013, we had met the first two year minimum product purchase commitment. In addition, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse the agent for costs and expenses, if any, that it had incurred. All other open purchase orders are cancellable without penalty and are therefore not included in the above table. We have not issued any other third party guarantees or commercial commitments as of August 3, 2013.

In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of August 3, 2013, the outstanding letter of credit was $0.2 million and expires on June 30, 2014. We have not issued any other stand-by or commercial letters of credit as of August 3, 2013.

The above table also does not include contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of conditional bonuses that may be paid is $0.2 million during fiscal 2013, $0.9 million during fiscal 2014 and less than $0.5 million during fiscal 2015.

The above table does not reflect contingent purchase consideration related to the fourth quarter of 2012 acquisition of GoJane that is discussed in Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements. The purchase price includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business in the next five years. The fair value of the contingent payments as of August 3, 2013 was estimated to be $7.2 million based on expected probability of payment and we have recorded such liability on a discounted basis.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of August 3, 2013, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

As of August 3, 2013, there have been no material changes to any of the critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of August 3, 2013, we had no outstanding borrowings under our Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of August 3, 2013, the outstanding letter of credit was $0.2 million and expires on June 30, 2014. We have not issued any other stand-by or commercial letters of credit as of August 3, 2013 under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk from interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency, are reflected in the equity section of our unaudited condensed consolidated balance sheet in accumulated other comprehensive income (loss). The unrealized gain of approximately $1.7 million is included in accumulated other comprehensive income as of August 3, 2013. A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $2.0 million, which would be recorded in other comprehensive income (loss) as an unrealized gain or loss.

We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars.  These foreign currency transaction gains and losses are charged or credited to earnings as incurred. We do not hedge our exposure to this currency exchange fluctuation and transaction gains and losses to date have not been significant.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our second quarter ended August 3, 2013, our disclosure controls and procedures are effective.

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

On April 24, 2012, the New York Supreme Court, New York County, issued an Order consolidating and staying the Bell and Booth Actions pending a ruling on the motion to dismiss filed in the City of Providence federal securities class action. Following denial of the motion to dismiss in the federal securities class action, plaintiff filed an amended complaint in the consolidated Bell/Booth action. Defendants have moved to dismiss that complaint.

In January 2012, Sajid Karsan, who identifies himself as a stockholder of Aéropostale, demanded that the Aéropostale Board of Directors conduct a thorough investigation concerning possible claims for breach of fiduciary duty, insider trading, abuse of control, gross mismanagement, and unjust enrichment against the following current and former directors and officers: Thomas P. Johnson, Marc D. Miller, Julian R. Geiger, Ronald R. Beegle, Robert B. Chavez, Michael J. Cunningham, Evelyn Dilsaver, John Haugh, Karin Hirtler-Garvey, John D. Howard, David B. Vermylen, Ross Citta, Mindy Meads, Mary Pile, Barbara Pindar, and Edward Slezak, and that a lawsuit be filed on behalf of Aéropostale against each of the named individuals, if warranted.  On May 2, 2012, the outside, non-management directors on Aéropostale's Board determined to refuse the demand that a lawsuit be filed against these individuals.

We are also party to various litigation matters and proceedings in the ordinary course of business.  In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. Among the factors that could cause actual results to materially differ from those projected in the forward-looking statements, include changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors; changes in the economy and other events leading to to a reduction in discretionary consumer spending; seasonality; risks associated with changes in social, political, economic and other conditions and the possible adverse impact of changes in import restrictions; risks associated with uncertainty relating to the Company's ability to implement its growth strategy. In addition, the risk factors included in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 should be read in connection with evaluating our business and future prospects. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for our fiscal year ended February 2, 2013, filed with the U.S. Securities and Exchange Commission on April 3, 2013. All forward looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our common stock from time to time under a stock repurchase program. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. Our purchases of treasury stock for the second quarter of fiscal 2013 and remaining availability pursuant to our share repurchase program were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a)
				(In thousands)
May 5 to June 1, 2013	—	$—	—	$104,377
June 2 to July 6, 2013	—	—	—	$104,377
July 7 to August 3, 2013	—	—	—	$104,377
Total	—	$—	—
__________

(a)
The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. Please see Note 6 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion regarding this program.

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

Dated: September 12, 2013