Form 10-Q
period 2013-11-02
AEROPOSTALE INC
filed 2013-12-11
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2013
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

The Registrant had 78,493,719 shares of common stock outstanding as of November 29, 2013.

AÉROPOSTALE, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	November 2, 2013	February 2, 2013	October 27, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$68,018	$231,501	$184,456
Merchandise inventory	262,587	155,463	277,440
Prepaid taxes	42,021	7,691	11,451
Prepaid expenses and other current assets	60,552	45,285	53,127
Total current assets	433,178	439,940	526,474
Fixtures, equipment and improvements, net	274,402	262,778	298,915
Goodwill	13,919	13,919	—
Intangible assets, net	14,849	15,413	—
Other assets	5,965	8,794	4,057
TOTAL ASSETS	$742,313	$740,844	$829,446

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$179,821	$89,991	$178,523
Accrued expenses and other current liabilities	86,644	113,515	107,377
Total current liabilities	266,465	203,506	285,900
Deferred rent, tenant allowances and other long-term liabilities	111,466	110,780	116,620
Non-current retirement benefit plan liabilities	14,172	13,454	15,228
Uncertain tax contingency liabilities	3,343	2,740	2,904

Commitments and contingent liabilities (See Notes 4, 9, 10,11 and 12)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 78,608; 78,279 and 91,863 shares issued	786	783	919
Additional paid-in capital	225,843	216,067	214,455
Accumulated other comprehensive income (loss)	20	190	(439)
Retained earnings	121,799	193,324	494,873
Treasury stock 114; 0 and 13,596 shares, at cost	(1,581)	—	(301,014)
Total stockholders’ equity	346,867	410,364	408,794
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$742,313	$740,844	$829,446

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	13 weeks ended		39 weeks ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$514,588	$605,918	$1,420,895	$1,588,469
Cost of sales (includes certain buying, occupancy and warehousing expenses)	426,699	436,911	1,150,400	1,157,680
Gross profit	87,889	169,007	270,495	430,789
Selling, general and administrative expenses	128,923	126,514	375,827	371,012
(Loss) income from operations	(41,034)	42,493	(105,332)	59,777
Interest expense, net	314	39	705	346
(Loss) income before income taxes	(41,348)	42,454	(106,037)	59,431
Income tax (benefit) provision	(15,725)	17,507	(34,512)	23,837
Net (loss) income	$(25,623)	$24,947	$(71,525)	$35,594
Basic (loss) earnings per share	$(0.33)	$0.31	$(0.91)	$0.44
Diluted (loss) earnings per share	$(0.33)	$0.31	$(0.91)	$0.44
Weighted average basic shares	78,488	79,833	78,442	80,714
Weighted average diluted shares	78,488	80,136	78,442	81,157

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	13 weeks ended		39 weeks ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net (loss) income	$(25,623)	$24,947	$(71,525)	$35,594
Other comprehensive (loss) income:
Pension liability, net of income taxes of $561, $29, $645 and $93, respectively	840	53	968	152
Foreign currency translation adjustment (See Note 6)	(64)	218	(1,138)	248
Other comprehensive income (loss)	776	271	(170)	400
Comprehensive (loss) income	$(24,847)	$25,218	$(71,695)	$35,994

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	39 weeks ended
	November 2, 2013	October 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(71,525)	$35,594
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	47,281	46,929
Asset impairment charges	13,624	—
Amortization of intangible assets	564	—
Stock-based compensation	11,857	6,649
Excess tax benefits from stock-based compensation	—	(414)
Other	(4,733)	(4,111)
Changes in operating assets and liabilities:
Merchandise inventory	(107,564)	(113,696)
Prepaid taxes and other assets	(48,302)	(9,064)
Accounts payable	90,030	74,913
Accrued expenses and other liabilities	(24,723)	18,574
Net cash (used in) provided by operating activities	(93,491)	55,374

CASH FLOWS FROM INVESTING ACTIVITIES:
Final working capital adjustment related to the acquisition of GoJane.com, Inc.	(381)	—
Capital expenditures	(68,013)	(54,946)
Net cash used in investing activities	(68,394)	(54,946)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(1,581)	(40,842)
Proceeds from exercise of stock options	219	729
Excess tax benefits from stock-based compensation	—	414
Net cash used in financing activities	(1,362)	(39,699)

Effect of exchange rate changes	(236)	15

Net decrease in cash and cash equivalents	(163,483)	(39,256)
Cash and cash equivalents, beginning of year	231,501	223,712
Cash and cash equivalents, end of period	$68,018	$184,456
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$14,382	$13,173
Accruals related to purchases of fixtures, equipment and improvements, net	$7,613	$4,656

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Aéropostale, Inc. and its subsidiaries (“we”, “us”, “our”, the “Company” or “Aéropostale”) is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 4 to 12 year-old kids through its P.S. from Aéropostale stores.  We provide customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise.  Aéropostale products can be purchased in Aéropostale stores and online at www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to www.aeropostale.com or www.ps4u.com are solely references to a uniform resource locator, or URL, and are inactive textual references only, not intended to incorporate the websites into this Quarterly Report on Form 10-Q).  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, certain Aéropostale stores and online at www.ps4u.com.  As of November 2, 2013, we operated 976 Aéropostale stores, consisting of 897 stores in all 50 states and Puerto Rico, 79 stores in Canada, as well as 148 P.S. from Aéropostale stores in 31 states and Puerto Rico. In addition, pursuant to various licensing agreements, our licensees operated 88 Aéropostale locations and one Aéropostale and P.S. from Aéropostale combination location in the Middle East, Asia, Europe and Latin America as of November 2, 2013.

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

References to “2013” or “fiscal 2013” mean the 52-week period ending February 1, 2014 and references to “2012” or “fiscal 2012” mean the 53-week period ended February 2, 2013.  References to “the third quarter of 2013” mean the thirteen-week period ended November 2, 2013 and references to “the third quarter of 2012” mean the thirteen-week period ended October 27, 2012.

3.  Summary of Significant Accounting Policies

Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores and at the time our e-commerce customers take possession of merchandise. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized. Also included in sales revenue is shipping revenue from our e-commerce customers. Sales tax collected from customers is excluded from revenue and is included in accrued expenses on our unaudited condensed consolidated balance sheets. Revenue from licensing arrangements is recognized when earned in accordance with the terms of the underlying agreements, generally based upon the greater of the contractually earned or guaranteed minimum royalty levels.  We recorded revenue related to licensing arrangements in net sales of $5.8 million in the third quarter of 2013 and $1.4 million in the third quarter of 2012. We recorded revenue related to licensing arrangements in net sales of $13.2 million in the first thirty-nine weeks of 2013 and $5.1 million in the first thirty-nine weeks of 2012.

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

We currently have one financial liability measured at fair value. See Note 4 for fair value measurements related to GoJane liabilities. ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The fair value of cash and cash equivalents, receivables (included in other current assets), and accounts payable approximates their carrying value due to their short-term maturities. Cash and cash equivalents include money market investments valued as level 1 inputs in the fair value hierarchy of $36.3 million as of November 2, 2013, $176.3 million as of February 2, 2013 and $31.7 million as of October 27, 2012.

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

The purchase price also includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business during the five year period beginning on the acquisition date (the "GJ Performance Plan"). These performance payments are not contingent upon continuous employment by the two individual stockholders. The fair value of the contingent payments as of the acquisition date was estimated to be $7.0 million on a discounted basis and was based on expected probability of payment. Each quarter, we remeasure the GJ Performance Plan liability at fair value. We increased the recorded liability to $7.4 million on a discounted basis on November 2, 2013, of which $1.6 million is included in accrued expenses. The recorded liability was $7.0 million at February 2, 2013.

5.  Store Asset Impairment Charges

We have recorded store asset impairment charges of approximately $5.1 million during the third quarter of 2013 primarily for 25 stores and $13.6 million during the first thirty-nine weeks of 2013 primarily for 72 stores. These charges were included in cost of sales.  These amounts included the write-down of long-lived assets at stores that were assessed for impairment because of (a) changes in circumstances that indicated the carrying value of assets may not be recoverable, or (b) management’s intention to relocate or close stores.  Impairment charges were primarily related to revenues and/or gross margins not meeting targeted levels at the respective stores as a result of macroeconomic conditions, location related conditions and other factors that are negatively impacting the sales and cash flows of these locations. We did not record any store asset impairment charges during the third quarter of 2012 or the first thirty-nine weeks of 2012.

Long-lived assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 3 inputs as defined in the fair value hierarchy as described in Note 3.  The fair value of long-lived assets is determined by estimating the amount and timing of net future discounted cash flows.  We estimate future cash flows based on our experience, current trends and local market conditions. Based upon future results of operations at the store level, additional impairment charges may be recorded in future periods if loss trends continue and/or the current cash flow projections are not achieved.

The table below sets forth by level within the fair value hierarchy the fair value of long-lived assets for which an impairment was recognized for the first thirty-nine weeks:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses
	(In thousands)
November 2, 2013:
Long-lived assets held and used	$—	$—	$5,431	$5,431	$13,624

October 27, 2012:
Long-lived assets held and used	$—	$—	$—	$—	$—

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

We did not repurchase shares of our common stock during the first thirty-nine weeks of 2013 under the stock repurchase program.  During the third quarter of 2012 and the first thirty-nine weeks of 2012, we repurchased 3.0 million shares of our common stock for $40.8 million. We have repurchased 60.1 million shares of our common stock for $1.0 billion under the program to date.  As of November 2, 2013, we have approximately $104.4 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

Retirement of Treasury Stock

During the fourth quarter of 2012, we retired 13.6 million shares of our treasury stock. These shares remain as authorized stock, however, they are now considered unissued. In accordance with ASC Topic 505, “Equity” (“ASC 505”), the treasury stock retirement during the fourth quarter of 2012 resulted in a reduction of the following on our unaudited condensed consolidated balance sheet: common stock by $0.1 million, treasury stock by $301.0 million and retained earnings by $300.9 million. There was no effect on total stockholders' equity position as a result of the retirement. We have not retired treasury stock during fiscal 2013.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of accumulated other comprehensive income (loss):

	November 2, 2013	February 2, 2013	October 27, 2012
	(In thousands)
Pension liability, net of tax	$(1,573)	$(2,541)	$(3,206)
Cumulative foreign currency translation adjustment [1]	1,593	2,731	2,767
Total accumulated other comprehensive income (loss)	$20	$190	$(439)

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

Amounts reclassified from components of accumulated other comprehensive income (loss) to the Statements of Operations were not material.

7.  Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

	13 weeks ended		39 weeks ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(In thousands, except per share data)
Net (loss) income	$(25,623)	$24,947	$(71,525)	$35,594
Weighted average basic shares	78,488	79,833	78,442	80,714
Impact of dilutive securities	—	303	—	443
Weighted average diluted shares	78,488	80,136	78,442	81,157
Basic (loss) earnings per share	$(0.33)	$0.31	$(0.91)	$0.44
Diluted (loss) earnings per share	$(0.33)	$0.31	$(0.91)	$0.44

All options to purchase shares, in addition to restricted and performance shares, were excluded from the computation of diluted loss per share because the effect would be anti-dilutive during fiscal 2013. Options to purchase 409,508 shares were excluded from the computation of diluted earnings per share during the third quarter of 2012 and 155,266 shares during the first thirty-nine weeks of 2012 because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

8.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	November 2, 2013	February 2, 2013	October 27, 2012
	(In thousands)
Accrued gift cards	$21,076	$29,630	$18,238
Accrued compensation and retirement benefit plan liabilities	10,928	17,954	23,099
Accrued rent	7,857	11,101	12,516
Accrued income taxes	97	13,078	15,436
Other	46,686	41,752	38,088
Total accrued expenses and other current liabilities	$86,644	$113,515	$107,377

9.  Revolving Credit Facility

We have an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”). There have been no changes to our $175.0 million Credit Facility as disclosed in the notes to the audited consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

During the first thirty-nine weeks of 2013 and as of November 2, 2013, we had no outstanding balances under the Credit Facility. We expect to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents, and when necessary, our credit facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of November 2, 2013, the outstanding letter of credit was $0.2 million and expires on June 30, 2014. We have not issued any other stand-by or commercial letters of credit as of November 2, 2013 under the Credit Facility.  As of November 2, 2013, there were no instances of noncompliance with any covenants or any other event of default under the Credit Facility.

10.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	November 2, 2013	February 2, 2013	October 27, 2012
	(In thousands)
Supplemental Executive Retirement Plan (“SERP”)	$10,434	$12,637	$12,488
Other retirement plan liabilities	3,738	2,963	2,740
Total	$14,172	$15,600	$15,228
Less amount classified in accrued expenses related to SERP	$—	$2,146	$—
Long-term retirement benefit plan liabilities	$14,172	$13,454	$15,228

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

The components of net periodic pension benefit cost are as follows:

	13 weeks ended		39 weeks ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(In thousands)
Service cost	$131	$181	$397	$543
Interest cost	108	114	328	342
Amortization of prior experience cost	18	19	56	57
Amortization of net loss	69	70	241	210
Net periodic pension benefit cost	$326	$384	$1,022	$1,152

During September 2013, we made a payment of approximately $2.2 million to our former President from our Supplemental Executive Retirement Plan (“SERP”). Such amount was paid from our cash flows from operations. In connection with this payment, during the third quarter of 2013, we recorded a charge of $0.6 million of the net actuarial loss (the "settlement loss") as a charge in SG&A, with a corresponding amount recorded to relieve accumulated other comprehensive loss included in our stockholder’s equity ($0.4 million, net of tax). This accounting treatment is in accordance with settlement accounting guidance under the provisions of ASC Topic 715, "Compensation - Retirement Benefits".

We re-measured the SERP obligation as a result of the settlement discussed above. We had non-current liabilities of $10.4 million as of November 2, 2013, $10.5 million as of February 2, 2013 and $12.5 million as of October 27, 2012, in connection with this plan.

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

Restricted Shares

Certain of our employees and all of our directors have been awarded non-vested stock ("restricted shares"), pursuant to non-vested stock agreements. The restricted shares awarded to employees generally cliff vest after up to three years of continuous service with us.  Beginning in November 2012, certain shares awarded after such date may also vest upon meeting retirement at age

65 or early retirement provisions of completing ten years of service and attaining age 55 if the affected employee meets such conditions and retires. All restricted shares immediately vest upon a change in control of the Company.  Grants of restricted shares awarded to directors vest in full after one year.

The following table summarizes restricted shares of stock outstanding as of November 2, 2013:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 3, 2013	1,542	$17.76
Granted	965	13.51
Vested	(308)	25.02
Cancelled	(336)	14.61
Outstanding as of November 2, 2013	1,863	$14.93

Total compensation expense is being amortized over the vesting period.  Compensation expense related to restricted shares activity was $2.4 million for the third quarter of 2013 and $1.9 million for the third quarter of 2012.  Compensation expense related to restricted shares activity was $10.0 million for the first thirty-nine weeks of 2013 and $5.9 million for the first thirty-nine weeks of 2012. As of November 2, 2013, there was $14.5 million of unrecognized compensation cost related to restricted shares awards that is expected to be recognized over the weighted average period of two years.  The total fair value of shares vested was $0.1 million during the third quarter of fiscal 2013. No shares vested during the third quarter of fiscal 2012. The total fair value of shares vested was $7.7 million for the first thirty-nine weeks of 2013 and $6.9 million for the first thirty-nine weeks of 2012.

In connection with the GoJane acquisition, we granted restricted shares to the two individual stockholders of GoJane, with compensation expense recognized over the three year cliff vesting period (see Note 4 for a further discussion regarding this acquisition). If the aggregate dollar value of the restricted shares on the vesting date is less than $8.0 million, then we shall pay to the two individual stockholders an amount in cash equal to the difference between $8.0 million and the fair market value of the restricted shares on the vesting date. As of the third quarter of 2013 and the first thirty-nine weeks of 2013, we recorded additional compensation expense and a corresponding liability of $0.7 million based on the Company's stock price as of November 2, 2013.

On October 31, 2013, we entered into Restricted Stock Award Rescission Agreements with certain executives to rescind 229,760 aggregate shares of restricted stock granted on March 29, 2013 under the Aéropostale, Inc. 2002 Long-Term Incentive Plan. The rescission did not have a material impact on the unaudited condensed consolidated financial statements for any period presented and we recorded $1.0 million of compensation cost during the third quarter of 2013 as a result of rescinding such restricted stock awards.

Performance Shares

Certain of our executives have been awarded performance shares, pursuant to performance shares agreements. The performance shares cliff vest at the end of three years of continuous service with us. The shares awarded during fiscal 2013 are contingent upon meeting various separate performance conditions based upon consolidated earnings targets and market conditions based upon total shareholder return targets. All performance shares immediately vest upon a change in control of the Company (as communicated to the executives awarded performance shares). Compensation cost for the performance shares with performance conditions is periodically reviewed and adjusted based upon the probability of achieving certain performance targets. If the probability of achieving targets changes, compensation cost will be adjusted in the period that the probability of achievement changes. The fair value of performance based awards is based upon the fair value of the Company's common stock on the date of grant. For market based awards, the effect of the market conditions is reflected in the fair value of the awards on the date of grant using a Monte-Carlo simulation model. A Monte-Carlo simulation model estimates the fair value of the market based award based upon the expected term, risk-free interest rate, expected dividend yield and expected volatility measure for the Company and its peer group. Compensation expense for market based awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

The following table summarizes performance shares of stock outstanding as of November 2, 2013:

	Performance-based		Market-based
	Performance Shares		Performance Shares
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding as of February 3, 2013	—	$—	—	$—
Granted	523	13.98	399	20.00
Vested	—	—	—	—
Cancelled	(12)	13.60	(8)	19.18
Outstanding as of November 2, 2013	511	$13.99	391	$20.01

Total compensation expense is being amortized over the vesting period. Compensation expense related to performance shares was $0.6 million for the third quarter of 2013 and $0.3 million for the third quarter of 2012 based on our determination of the likelihood of achieving the performance conditions associated with the respective shares. Compensation expense related to performance shares was $1.4 million for the first thirty-nine weeks of 2013 and $0.7 million for the first thirty-nine weeks of 2012.

The following table summarizes unrecognized compensation cost and the weighted-average years expected to be recognized related to performance share awards outstanding as of November 2, 2013:

	Performance-based	Market-based
	Performance Shares	Performance Shares
Total unrecognized compensation (in millions)	$—	$6.3
Weighted-average years expected to be recognized over (years)	2	2

Cash-Settled Stock Appreciation Rights ("CSARs")

In conjunction with the execution of the employment agreement with our CEO on May 3, 2013 (see Note 12), we granted him an award of CSARs, with an award date value of $5.6 million. The number of CSARs granted was determined in accordance with the agreement by dividing $5.6 million by the Black Scholes value of the closing price of a share of the Company's common stock on the award date. For the third quarter of 2013, our expected volatility was 51%, expected term was 4.0 years, risk-free interest rate was 0.99% and expected forfeiture rate was 0%. The CSARs are currently being treated as a liability based award. The CSARs have a term of seven years and will vest in equal 1/3 increments over three years. Additionally, we may, in our sole discretion, at any time during the term, exchange a CSAR for another form of equity which is of equal value to the CSAR at the time of the exchange. For the third quarter of 2013, we recorded less than $0.1 million of benefit related to this incentive award and $0.4 million of expense during the first thirty-nine weeks of 2013. As of November 2, 2013, there was $1.8 million of unrecognized compensation cost related to CSARs that is expected to be recognized over the weighted average period of three years.

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

We did not grant stock options during the first thirty-nine weeks of 2013. The fair value of options granted in prior years was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires certain assumptions, including estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the unaudited condensed consolidated statements of operations.

The effects of applying the provisions of ASC 718 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

The following table summarizes stock option transactions for common stock during the first thirty-nine weeks of 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of February 3, 2013	530	$15.99
Granted	—	—
Exercised	(21)	10.48
Cancelled[1]	(132)	15.09
Outstanding as of November 2, 2013	377	$16.61	1.60	$—
Options vested as of November 2, 2013 and expected to vest[2]	377	$16.61	1.60	$—
Exercisable as of November 2, 2013	362	$16.61	1.42	$—

1 The number of options cancelled includes approximately 84,000 expired shares.
2 The number of options expected to vest takes into consideration estimated expected forfeitures.

We recognized less than $0.1 million in compensation expense related to stock options during the third quarters of 2013 and 2012, and during the first thirty-nine weeks of 2013 and first thirty-nine weeks of 2012.  For the first thirty-nine weeks of 2013, the intrinsic value of options exercised was less than $0.1 million compared to less than $0.1 million for the first thirty-nine weeks of 2012.

The following table summarizes information regarding non-vested outstanding stock options as of November 2, 2013:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of February 3, 2013	15	$6.41
Granted	—	—
Vested	—	—
Cancelled	—	—
Non-vested as of November 2, 2013	15	$6.41

As of November 2, 2013, the total unrecognized compensation cost related to non-vested options that we expect to be recognized over the remaining weighted-average vesting period of two years is not significant.

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

Aéropostale and the plaintiffs have reached an agreement in principle to resolve the claims made in this action, without any admission of liability, for the amount of $15 million, all of which will be funded with insurance proceeds. The agreement remains subject to final documentation, notice to the class and court approval.

Also in October 2011, Aéropostale current and former directors and/or senior executive officers Julian R. Geiger, Ronald R. Beegle, Robert B. Chavez, Michael J. Cunningham, Evelyn Dilsaver, John Haugh, Karin Hirtler-Garvey, John D. Howard, Thomas P. Johnson, and David B. Vermylen were named as defendants in Bell v. Geiger, et al., No. 652931/2011, a shareholder derivative lawsuit filed in New York state court seeking relief derivatively on behalf of Aéropostale.  The action alleges that the defendants breached their fiduciary duties to Aéropostale between February 3, 2011 and August 3, 2011 by failing to establish and maintain internal controls that would have prevented the Company from disseminating allegedly false and misleading and inaccurate statements and other information to shareholders, and to manage and oversee the Company.  As a result, plaintiff alleges that the defendants exposed the Company to potential liability in the federal securities class action lawsuit described above.

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

On April 24, 2012, the New York Supreme Court, New York County, issued an Order consolidating and staying the Bell and Booth Actions pending a ruling on the motion to dismiss filed in the City of Providence federal securities class action. Following denial of the motion to dismiss in the federal securities class action, plaintiff filed an amended complaint in the consolidated Bell/Booth action. Defendants have moved to dismiss that complaint. A hearing on the motion to dismiss the Bell/Booth action has been scheduled for January 2014. In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

In January 2012, Sajid Karsan, who identified himself as a stockholder of Aéropostale, demanded that the Aéropostale Board of Directors conduct a thorough investigation concerning possible claims for breach of fiduciary duty, insider trading, abuse of control, gross mismanagement, and unjust enrichment against the following current and former directors and officers: Thomas P. Johnson, Marc D. Miller, Julian R. Geiger, Ronald R. Beegle, Robert B. Chavez, Michael J. Cunningham, Evelyn Dilsaver, John Haugh, Karin Hirtler-Garvey, John D. Howard, David B. Vermylen, Ross Citta, Mindy Meads, Mary Pile, Barbara Pindar, and Edward Slezak, and that a lawsuit be filed on behalf of Aéropostale against each of the named individuals, if warranted.  On May 2, 2012, the outside, non-management directors on Aéropostale's Board determined to refuse the demand that a lawsuit be filed against these individuals.

We are also party to various litigation matters and proceedings in the ordinary course of business.  In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees - We have a sourcing agreement with one of our sourcing agents that expires in July 2014. The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement. In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two-year period during the term of the agreement. If we purchase less than this amount over the two-year measurement period, then we will be obligated to pay the contracted commission on the shortfall from the guaranteed minimum. We met all contractual minimum product purchase commitments as of November 2, 2013. In addition, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse the agent for costs and expenses, if any, that it had incurred. We have not issued any other third party guarantees or commercial commitments as of November 2, 2013.

In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of November 2, 2013, the outstanding letter of credit was $0.2 million and expires on June 30, 2014. We have not issued any other stand-by or commercial letters of credit as of November 2, 2013.

Employment Agreement - On May 3, 2013 (the "Effective Date”), we entered into an employment agreement with Thomas P. Johnson, our Chief Executive Officer that is in effect for three years from the Effective Date. Under terms of the contract, Mr. Johnson is entitled to an annual base salary and if certain earnings based targets are met, an annual incentive bonus. In accordance with our customary annual equity grant practice, Mr. Johnson received a grant of restricted shares that were subsequently rescinded in October 2013, and performance shares. Additionally, Mr. Johnson received a long-term incentive award consisting of an award of performance shares, and an award of CSARs (see Note 11 for a further discussion).

13.  Income Taxes

We review the annual effective tax rate on a quarterly basis and make necessary changes if information or events merit.  The estimated annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates.  The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income (loss); changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occur), or impacts from tax law changes.  To the extent such changes impact our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occur.

We follow the provisions of ASC Topic 740, “Income Taxes”, which includes the accounting and disclosure for uncertainty in income taxes.  We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Uncertain tax position liabilities, inclusive of interest and penalties were $3.3 million as of November 2, 2013, $2.7 million at February 2, 2013, and $2.9 million at October 27, 2012.  Reversal of these liabilities, along with reversal of related deferred tax assets, would favorably impact our effective tax rate. The liabilities for uncertain tax positions are subject to change based on future events, the timing of which is uncertain, however the Company does not anticipate that the balance of such liability will significantly decrease during the next twelve months.

We file income tax returns in the U.S. and in various states, Canada and Puerto Rico. All tax returns remain open for examination generally for our 2009 through 2012 tax years by various taxing authorities. However, certain states may keep their statute open for six to ten years.

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

15.  Subsequent Events

Stockholders Rights Plan

On November 25, 2013, the Board of Directors adopted a stockholder rights plan (the “Rights Plan”), as set forth in the Rights Agreement (the “Rights Agreement”), dated as of November 26, 2013, by and between the Company and American Stock Transfer & Trust Company, LLC as Rights Agent (the “Rights Agent”).

The Rights Plan is not intended to prevent an acquisition of the Company on terms that the Board of Directors considers favorable to, and in the best interests of, all stockholders. Rather, the Rights Plan aims to provide stockholders with adequate time to fully assess a takeover bid, and, if appropriate, allow the Board of Directors time to explore alternatives to maximize stockholder value.

Under the terms of the Rights Plan, one preferred stock purchase right (a "Right") will be distributed for each share of common stock held by stockholders of record on December 9, 2013. Under certain circumstances, each Right will entitle stockholders to buy one one-thousandth of a share of newly-created Series A Junior Participating Preferred Stock of the Company at an exercise price of $40.00. The Rights will initially trade together with the Company's common stock and will not be exercisable. Subject to limited exceptions, if a person or group acquires 10% or more of the outstanding common stock (15% or more in the case of a passive institutional investor) of the Company (including in the form of synthetic ownership through derivative positions), each Right (other than those held by that person or group) will become exercisable and entitle its holder to purchase, at the Right's then-current exercise price, a number of shares of preferred stock having a market value at that time of twice the Right's exercise price. If the

Company is acquired in a merger or other business combination transaction that has not been approved by the Board of Directors after the Rights become exercisable, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of shares of the acquiring company's common stock having a market value at that time of twice the Right's exercise price.

The Rights will expire upon the close of business on the earliest to occur of: (i) November 26, 2014, (ii) the date on which the rights are redeemed or exchanged by the Company in accordance with the Rights Agreement and (iii) the date of the Company’s 2014 annual meeting of stockholders if requisite stockholder approval of the Rights Agreement is not obtained at such meeting.
Executive Severance Plan

On November 12, 2013, we adopted a Change of Control Severance Plan (“the Plan”), which entitles certain executive level employees to receive certain payments upon a termination of employment after a change of control (as defined in the Plan) of the Company. The adoption of the Plan did not have a material impact on the unaudited condensed consolidated financial statements for any periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results.  Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements.  Among the factors that could cause actual results to materially differ from those projected in the forward-looking statements, include changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors; changes in the economy and other events leading to a reduction in discretionary consumer spending; seasonality; risks associated with changes in social, political, economic and other conditions and the possible adverse impact of changes in import restrictions; risks associated with uncertainty relating to the Company's ability to implement its growth strategy. In addition, the risk factors included in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 should be read in connection with evaluating our business and future prospects.  All forward-looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		39 weeks ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	17.1%	27.9%	19.0%	27.1%
Selling, general and administrative expenses	25.1%	20.9%	26.5%	23.4%
(Loss) income from operations	(8.0)%	7.0%	(7.4)%	3.7%
Interest expense	—%	—%	—%	—%
(Loss) income before income taxes	(8.0)%	7.0%	(7.4)%	3.7%
Income tax (benefit) provision	(3.0)%	2.9%	(2.4)%	1.5%
Net (loss) income	(5.0)%	4.1%	(5.0)%	2.2%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table. Comparable changes for the 13-weeks and 39-weeks ended November 2, 2013 are compared to the 13-weeks and 39-weeks ended November 3, 2012. The shift in comparable information is due to the 53rd week in the fiscal 2012 retail calendar.

	13 weeks ended		39 weeks ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales (in millions)	$514.6	$605.9	$1,420.9	$1,588.5
Total store count at end of period	1,124	1,091	1,124	1,091
Comparable store count at end of period	1,038	1,018	1,038	1,018
Net sales change	(15)%	2%	(11)%	4%
Comparable sales change (including the e-commerce channel)	(15)%	(1)%	(15)%	1%
Comparable average unit retail change (including the e-commerce channel)	(7)%	(5)%	(7)%	(2)%
Comparable units per sales transaction change (including the e-commerce channel)	2%	3%	2%	3%
Comparable sales transaction change (including the e-commerce channel)	(10)%	2%	(10)%	(1)%
Net sales per average square foot	$110	$137	$308	$367
Gross profit (in millions)	$87.9	$169.0	$270.5	$430.8
(Loss) income from operations (in millions)	$(41.0)	$42.5	$(105.3)	$59.8
Diluted (loss) earnings per share	$(0.33)	$0.31	$(0.91)	$0.44
Average square footage growth over comparable period	3%	4%	3%	5%
Change in total inventory over comparable period	(5)%	5%	(5)%	5%
Change in inventory per retail square foot over comparable period	(11)%	1%	(11)%	1%
Percentages of net sales by category:
Young Women’s	65%	64%	65%	64%
Young Men’s	35%	36%	35%	36%

Comparison of the 13 weeks ended November 2, 2013 to the 13 weeks ended October 27, 2012

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

Net sales for the third quarter of 2013 decreased by $91.3 million, or by 15%, compared to the same period last year. The decrease in net sales was driven by the decrease in comparable sales of 15%. The net sales decrease reflects:

•	a decrease of $97.9 million in comparable store sales (excluding the e-commerce channel)

•
an increase of $6.6 million in non-comparable store sales due primarily to our licensing revenue. The sales resulting from the increase in stores opened as of the third quarter of 2013 compared to the prior period was offset by sales related to store closures.

•	our e-commerce business, which as a result of including our GoJane business, was flat for the third quarter of 2013 compared to the same period in the prior year.

Consolidated comparable sales, including the e-commerce channel, decreased by 15% in our young men's category and in our young women's category. The overall comparable sales, including the e-commerce channel, reflected decreases of 10% in the number of sales transactions, 7% in average unit retail, partially offset by an increase of 2% in units per sales transaction.

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

Gross profit, as a percentage of net sales, decreased by 10.8 percentage points for the third quarter of 2013 compared to the same period last year. Included in gross profit for 2013 are asset impairment charges of 1.0 percentage point. There were no asset impairment charges recorded during the third quarter of 2012. Merchandise margin decreased by 6.9 percentage points due to an increase in promotional activity. The decrease in gross profit was also due to 2.9 percentage points of deleverage impact in occupancy expense, distribution and transportation expense, depreciation expense and buying expense resulting from the above mentioned decrease in store sales.

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

SG&A, as a percentage of net sales, was 25.1% for the third quarter of 2013 compared to 20.9% for the same period last year. The increase in SG&A, as a percentage of sales, was due primarily to increased corporate and marketing expenses, as well as the deleverage impact of store-line expenses resulting from the above mentioned decrease in store sales.

SG&A, in dollars, increased by $2.4 million for the third quarter of 2013 compared to the third quarter of 2012. The increase was due to higher corporate expenses of $6.2 million, which included increased stock and incentive compensation of $2.5 million, benefits of $1.6 million, legal costs of $1.5 million and a SERP charge of $0.6 million, and marketing expenses of $0.9 million. These increases were partially offset by a decrease in store-line expenses of $3.2 million and transaction-related expenses of $1.5 million.

Income taxes

The effective tax rate was 38.0% for the third quarter of 2013 and 41.2% for the third quarter of 2012. The decrease in the effective tax rate was a result of lower taxable income and the mix of U.S. taxable losses and Canadian losses during the third quarter of 2013.

Net (loss) income

Net loss was $25.6 million, or $0.33 per diluted share, for the third quarter of 2013, compared to net income of $24.9 million, or $0.31 per diluted share, for the third quarter of 2012. The net loss for the third quarter of 2013 included an after-tax charge of $2.8 million, or $0.04 per diluted share, resulting from store asset impairment charges.

Comparison of the 39 weeks ended November 2, 2013 to the 39 weeks ended October 27, 2012

Net Sales

Net sales for the first thirty-nine weeks of 2013 decreased by $167.6 million, or by 11%, compared to the same period last year. The decrease in net sales was driven by the decrease in comparable sales of 15%, and was partially offset by the average store square footage growth of 3% primarily from new stores. The net sales decrease reflects:

•	a decrease of $234.1 million in comparable store sales (excluding the e-commerce channel)

•
an increase of $54.7 million in non-comparable store sales due to 33 more stores open at the end of the first thirty-nine weeks of 2013 compared to the end of the first thirty-nine weeks of 2012 and the increase in licensing revenue

•
an increase of $11.8 million, or 10% to $132.0 million in net sales from our e-commerce business due to the inclusion of net revenues from the GoJane.com business during the first thirty-nine weeks of 2013.

Consolidated comparable sales, including the e-commerce channel, decreased by 13% in our young men's category and decreased in our young women's category by 15%. The overall comparable sales, including the e-commerce channel, reflected decreases of 10% in the number of sales transactions, 7% in average unit retail, partially offset by an increase of 2% in units per sales transaction.

Cost of Sales and Gross Profit

Gross profit, as a percentage of net sales, decreased by 8.1 percentage points for the first thirty-nine weeks of 2013 compared to the same period last year. Included in gross profit are asset impairment charges of 1.0 percentage points during the first thirty-nine weeks of 2013. Merchandise margin decreased by 4.1 percentage points primarily due to an increase in promotional activity. The decrease in gross profit was also due to 3.1 percentage points of deleverage impact in occupancy expense, distribution and transportation expense, depreciation expense and buying expense resulting from the above mentioned decrease in store sales.

SG&A

SG&A, as a percentage of net sales, was 26.5% for the first thirty-nine weeks of 2013 compared to 23.4% for the same period last year. The increase in SG&A, as a percentage of sales, was due primarily to deleverage in marketing expenses, corporate expenses and store-line expenses resulting from the above mentioned decrease in store sales.

SG&A, in dollars, increased by $4.8 million for the first thirty-nine weeks of 2013 compared to the first thirty-nine weeks of 2012. The increase was due to increases in corporate expenses of $7.5 million, which included stock compensation of $5.3 million and legal costs of $2.8 million. The increase in stock compensation includes $2.7 million of accelerated expense resulting from the formalization of retirement features of our stock based compensation plan, and the rescission of restricted stock awards (See Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion). Additionally, marketing expenses increased by $5.5 million. These were offset by decreases in store-line expenses of $6.1 million and store transaction related expenses of $2.0 million.

Income taxes

The effective income tax rate was 32.5% for the first thirty-nine weeks of 2013 and 40.1% for the first thirty-nine weeks of 2012. The decrease in the effective tax rate was a result of lower taxable income and the mix of U.S. taxable losses and Canadian losses during the first thirty-nine weeks of 2013.

Net (loss) income

Net loss was $71.5 million, or $0.91 per diluted share, for the first thirty-nine weeks of 2013, compared to net income of $35.6 million, or $0.44 per diluted share, for the first thirty-nine weeks of 2012. The net loss for the first thirty-nine weeks of 2013 included an after-tax charge of $8.3 million, or $0.10 per diluted share, resulting from store asset impairment charges.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling of existing stores, and the improvement or enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Generally, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to meet our cash requirements for the next twelve months primarily through cash flows from operations, existing cash and cash equivalents, and when necessary, our Credit Facility (as hereinafter defined). At November 2, 2013, we had working capital of $166.7 million, cash and cash equivalents of $68.0 million and no debt outstanding under our $175.0 million Credit Facility. Additionally, we may repurchase our common stock from time to time under a stock repurchase program. On November 13, 2012, we used $25.2 million of cash on hand as partial consideration to acquire the assets of GoJane.com, Inc. Please see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion regarding this acquisition. We may also utilize cash to make other strategic acquisitions.

The following table sets forth our cash flows for the period indicated:

	39 weeks ended
	November 2, 2013	October 27, 2012
	(In thousands)
Net cash (used in) provided by operating activities	$(93,491)	$55,374
Net cash used in investing activities	(68,394)	(54,946)
Net cash used in financing activities	(1,362)	(39,699)
Effect of exchange rate changes	(236)	15
Net decrease in cash and cash equivalents	$(163,483)	$(39,256)

Operating activities - Net cash used in operating activities increased by $148.9 million for the first thirty-nine weeks of 2013 compared to the same period in 2012. The change in cash flows used in operating activities was due primarily to the decrease in period to period net income of $107.1 million, in addition to the timing of cash used for other assets and liabilities.

Investing activities - Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. During fiscal 2013, we plan to invest a total of approximately $82.0 million in capital expenditures. During the first thirty-nine weeks of 2013, we invested $68.0 million, which excludes accruals related to purchases of property and equipment. During the first thirty-nine weeks of 2013, we opened eight Aéropostale stores, 49 P.S. from Aéropostale stores and remodeled 23 Aéropostale stores. During the remainder of the fiscal year, we plan to open five Aéropostale stores, three P.S. from Aéropostale stores and nine remodeled Aéropostale stores.

During the first thirty-nine weeks of 2012, we invested $54.9 million in capital expenditures, primarily to construct 15 new Aéropostale stores, 30 P.S. from Aéropostale stores, to remodel five Aéropostale stores and for a number of information technology investments.

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

We did not repurchase shares of our common stock during the first thirty-nine weeks of 2013 under the stock repurchase program.  During the first thirty-nine weeks of 2012, we repurchased 3.0 million shares of our common stock for $40.8 million. We have repurchased 60.1 million shares of our common stock for $1.0 billion under the program to date.  As of November 2, 2013, we have approximately $104.4 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

Revolving Credit Facility

We have an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”). The Credit Facility provides for a revolving credit line up to $175.0 million and is secured by primarily merchandise inventory, cash and receivables. The Credit Facility is available for working capital and general corporate purposes. The Credit Facility is scheduled to expire on September 22, 2016, and is guaranteed by substantially all of our domestic subsidiaries (the “Guarantors”). No amounts were outstanding during the first thirty-nine weeks of 2013 or as of November 2, 2013 under the Credit Facility. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Agreement in the event of our election to draw funds in the foreseeable future.

Availability under the Credit Facility is determined by a borrowing base calculation that is based primarily upon levels of inventory and the Credit Facility is guaranteed by the Guarantors. Upon the occurrence of a Cash Dominion Event (as defined in the Credit Facility and includes either any event of default or failure to maintain availability in an amount greater than 12.5% of the lesser of the borrowing base and facility commitment), our ability to borrow funds, make investments, pay dividends and repurchase shares of our common stock would be limited, among other limitations. Direct borrowings under the Credit Facility bear interest at a margin over either LIBOR or at the Prime Rate (as each such term is defined in the Credit Facility).

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

Upon the occurrence of our loan availability under the Credit Facility decreasing below 10% of the lesser of the borrowing base and the dollar amount of commitments under the Credit Facility, we would be required to meet a financial covenant for a Minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Facility) of not less than 1.0 to 1.0. If we are unable to meet the requirements of the financial covenant, we would be limited to borrowing 90% of the borrowing base and the dollar amount of commitments under the Credit Facility.

During the first thirty-nine weeks of 2013 and as of November 2, 2013, we had no outstanding balances under the Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of November 2, 2013, the outstanding letter of credit was $0.2 million and expires on June 30, 2014. We have not issued any other stand-by or commercial letters of credit as of November 2, 2013 under the Credit Facility.

As of November 2, 2013, there were no instances of noncompliance with any covenants or any other event of default under the Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of November 2, 2013:

		Payments Due
	Total	Balance of 2013	In 2014 and 2015	In 2016 and 2017	After 2018
	(In thousands)
Contractual Obligations
Real estate operating leases	$970,606	$37,806	$281,107	$224,889	$426,804
Equipment operating leases	3,684	790	2,894	—	—
Employment and advisory agreements	2,600	315	1,966	319	—
Total contractual obligations	$976,890	$38,911	$285,967	$225,208	$426,804

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

In May 2013, we entered into an employment agreement with Thomas P. Johnson, our Chief Executive Officer, of which the base salary and other benefits are reflected in the above table (see Note 12 to the Notes to Unaudited Condensed Consolidated Financial Statements). Additionally, we have a one-year advisory contract with our former President, which commenced in March 2013, and is also included in the above table.

As discussed in Note 10 to the Notes to Unaudited Condensed Consolidated Financial Statements, we have a SERP liability of $10.4 million and other retirement plan liabilities of $3.7 million at November 2, 2013.  Such liability amounts are not reflected in the table above.

Our total liabilities for unrecognized tax benefits were $3.3 million at November 2, 2013. We cannot make a reasonable estimate of the amount and timing of related future payments for these non-current liabilities. Therefore these liabilities were not included in the above table.

We have a sourcing agreement with one of our sourcing agents that expires in July 2014. The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement. In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two-year period during the term of the agreement. If we purchase less than this amount over the two-year measurement period, then we will be obligated to pay the contracted commission on the shortfall from the guaranteed minimum. We met all contractual minimum product purchase commitments as of November 2, 2013. In addition, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse the agent for costs and expenses, if any, that it had incurred. All other open purchase orders are cancellable without penalty and are therefore not included in the above table. We have not issued any other third party guarantees or commercial commitments as of November 2, 2013.

In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of November 2, 2013, the outstanding letter of credit was $0.2 million and expires on June 30, 2014. We have not issued any other stand-by or commercial letters of credit as of November 2, 2013.

The above table also does not include contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of conditional bonuses that may be paid is $0.2 million during fiscal 2013, $1.0 million during fiscal 2014 and $0.5 million during fiscal 2015.

The above table does not reflect contingent purchase consideration related to the fourth quarter of 2012 acquisition of GoJane that is discussed in Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements. The purchase price includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business during the five year period beginning on the acquisition date. The fair value of the contingent payments as of November 2, 2013 was estimated to be $7.4 million based on expected probability of payment and we have recorded such liability on a discounted basis, of which $1.6 million is included in accrued expenses.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of November 2, 2013, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

As of November 2, 2013, there have been no material changes to any of the critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of November 2, 2013, we had no outstanding borrowings under our Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of November 2, 2013, the outstanding letter of credit was $0.2 million and expires on June 30, 2014. We have not issued any other stand-by or commercial letters of credit as of November 2, 2013 under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk from interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency, are reflected in the equity section of our unaudited condensed consolidated balance sheet in accumulated other comprehensive income (loss). The unrealized gain of approximately $1.6 million is included in accumulated other comprehensive income as of November 2, 2013. A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $1.7 million, which would be recorded in other comprehensive income (loss) as an unrealized gain or loss.

We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars.  These foreign currency transaction gains and losses are charged or credited to earnings as incurred. We do not hedge our exposure to this currency exchange fluctuation and transaction gains and losses to date have not been significant.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our third quarter ended November 2, 2013, our disclosure controls and procedures are effective.

(b) Changes in internal controls: During our third fiscal quarter, there have been no changes in our internal controls over our financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

In October 2011, Aéropostale, Inc. and senior executive officers Thomas P. Johnson and Marc D. Miller were named as defendants in an action amended in February 2012, City of Providence v. Aéropostale, Inc., et al., No. 11-7132, a class action lawsuit alleging violations of the federal securities laws.  The lawsuit was filed in New York federal court on behalf of purchasers of Aéropostale securities between March 11, 2011 and August 18, 2011.  The lawsuit alleges that the defendants made materially false and misleading statements regarding the Company's business and prospects and failed to disclose that Aéropostale was experiencing declining demand for its women's fashion division and increasing inventory.  A motion to dismiss was denied on March 25, 2013.  Aéropostale and the plaintiffs have reached an agreement in principle to resolve the claims made in this action, without any admission of liability, for the amount of $15 million, all of which will be funded with insurance proceeds. The agreement remains subject to final documentation, notice to the class and court approval.

Also in October 2011, Aéropostale current and former directors and/or senior executive officers Julian R. Geiger, Ronald R. Beegle, Robert B. Chavez, Michael J. Cunningham, Evelyn Dilsaver, John Haugh, Karin Hirtler-Garvey, John D. Howard, Thomas P. Johnson, and David B. Vermylen were named as defendants in Bell v. Geiger, et al., No. 652931/2011, a shareholder derivative lawsuit filed in New York state court seeking relief derivatively on behalf of Aéropostale.  The action alleges that the defendants breached their fiduciary duties to Aéropostale between February 3, 2011 and August 3, 2011 by failing to establish and maintain internal controls that would have prevented the Company from disseminating allegedly false and misleading and inaccurate statements and other information to shareholders, and to manage and oversee the Company.  As a result, plaintiff alleges that the defendants exposed the Company to potential liability in the federal securities class action lawsuit described above.

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

On April 24, 2012, the New York Supreme Court, New York County, issued an Order consolidating and staying the Bell and Booth Actions pending a ruling on the motion to dismiss filed in the City of Providence federal securities class action. Following denial of the motion to dismiss in the federal securities class action, plaintiff filed an amended complaint in the consolidated Bell/Booth action. Defendants have moved to dismiss that complaint. A hearing on the motion to dismiss the Bell/Booth action has been scheduled for January 2014. In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

In January 2012, Sajid Karsan, who identified himself as a stockholder of Aéropostale, demanded that the Aéropostale Board of Directors conduct a thorough investigation concerning possible claims for breach of fiduciary duty, insider trading, abuse of control, gross mismanagement, and unjust enrichment against the following current and former directors and officers: Thomas P. Johnson, Marc D. Miller, Julian R. Geiger, Ronald R. Beegle, Robert B. Chavez, Michael J. Cunningham, Evelyn Dilsaver, John Haugh, Karin Hirtler-Garvey, John D. Howard, David B. Vermylen, Ross Citta, Mindy Meads, Mary Pile, Barbara Pindar, and Edward Slezak, and that a lawsuit be filed on behalf of Aéropostale against each of the named individuals, if warranted.  On May 2, 2012, the outside, non-management directors on Aéropostale's Board determined to refuse the demand that a lawsuit be filed against these individuals.

We are also party to various litigation matters and proceedings in the ordinary course of business.  In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. Among the factors that could cause actual results to materially differ from those projected in the forward-looking statements, include changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors; changes in the economy and other events leading to a reduction in discretionary consumer spending; seasonality; risks associated with changes in social, political, economic and other conditions and the possible adverse impact of changes in import restrictions; risks associated with uncertainty relating to the Company's ability to implement its growth strategy. In addition, the risk factors included in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 should be read in connection with evaluating our business and future prospects. There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for our fiscal year ended February 2, 2013, filed with the U.S. Securities and Exchange Commission on April 3, 2013, except as set forth below. All forward looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward looking statements to reflect events or circumstances that occur after such statements are made.

Our stockholder rights agreement could delay and discourage the acquisition of shares of our common stock or takeover attempts that stockholders may consider favorable.

We adopted a stockholder rights agreement in November 2013 that could make it more difficult for a third party to acquire, or could discourage a third party from acquiring, our Company or a large block of our common stock in a manner or on terms not approved by our board of directors, even if such acquisition might be favored by certain of our stockholders. A third party that acquires 10% (15% in the case of a passive institutional investor) or more of our common stock could suffer substantial dilution of its ownership interest under the terms of the stockholder rights agreement through the issuance of common stock or common stock equivalents to all stockholders other than the acquiring person.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchase our common stock from time to time under a stock repurchase program. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. Our purchases of treasury stock for the third quarter of fiscal 2013 and remaining availability pursuant to our share repurchase program were as follows:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased Under the Plans or Programs (a)
				(In thousands)
August 4 to August 31, 2013	—	$—	—	$104,377
September 1 to October 5, 2013	—	—	—	$104,377
October 6 to November 2, 2013	—	—	—	$104,377
Total	—	$—	—
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
3.1
Certificate of Designations for Aéropostale, Inc. Series A Junior Participating Preferred Stock, dated as of November 26, 2013 (filed as Exhibit 3.1 to our Current Report on Form 8-K filed on November 26, 2013).***

4.1
Rights Agreement, dated as of November 26, 2013, by and between Aéropostale, Inc. and American Stock Transfer & Trust Company, LLC, (which includes the form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A to the Rights Agreement, the Summary of Rights to Purchase Series A Junior     Participating Preferred Stock as Exhibit B to the Rights Agreement and the Form of Right Certificate as Exhibit C to the Rights Agreement) (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on November 26, 2013).***

10.1
Restricted Stock Award Rescission Agreement dated as of October 31, 2013 between Aéropostale, Inc. and Thomas P. Johnson. (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 4, 2013).***

10.2
Restricted Stock Award Rescission Agreement dated as of October 31, 2013 between Aéropostale, Inc. and Mary Jo Pile. (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on November 4, 2013).***

10.3
Restricted Stock Award Rescission Agreement dated as of October 31, 2013 between Aéropostale, Inc. and Mary Jo Pile. (filed as Exhibit 10.3 to our Current Report on Form 8-K filed on November 4, 2013).***

31.1	Certification by Thomas P. Johnson, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Marc D. Miller, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Thomas P. Johnson pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Marc D. Miller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101. SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*
____________

*	Filed herewith.
**	Furnished herewith.
***	Incorporated herein by reference.

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

Dated: December 11, 2013