Form 10-K
period 2014-02-01
AEROPOSTALE INC
filed 2014-04-04
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended February 1, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31314
_______________
AÉROPOSTALE, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 31-1443880
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

112 West 34th Street, 22nd floor
New York, NY	10120
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(646) 485-5410

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 3, 2013 was $1,166,849,465.

78,498,190 shares of Common Stock were outstanding at March 20, 2014.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K, with respect to the Annual Meeting of Stockholders to be held on June 24, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K. This report consists of 79 sequentially numbered pages. The Exhibit Index is located at sequentially numbered page 75.

AÉROPOSTALE, INC.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, all references to “we”, “us”, “our”, “Aéropostale” or the “Company’ refer to Aéropostale, Inc., and its subsidiaries. The term “common stock” means our common stock, $0.01 par value. Our website is located at www.aeropostale.com (this and any other references in this Annual Report on Form 10-K to Aéropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Annual Report on Form 10-K). On our website, we make available, as soon as reasonably practicable after electronic filing with the Securities and Exchange Commission (the "SEC"), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements and Current Reports on Form 8-K, and any amendments to such reports. All of these reports are provided to the public free of charge.

 Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. The risk factors included in Part I, Item 1A should be read in connection with evaluating our business and future prospects. All forward looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made.

PART I

Item 1.  Business

Overview

Aéropostale, Inc., a Delaware corporation, was originally incorporated as MSS-Delaware, Inc. on September 1, 1995 and on February 1, 2000 changed its name to Aéropostale, Inc. Aéropostale, Inc. is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 4 to 12 year-old kids through its P.S. from Aéropostale stores.  The Company provides customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise, other than in licensed stores.  Aéropostale products can only be purchased in Aéropostale stores and online at www.aeropostale.com.  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, in certain Aéropostale stores and online at www.ps4u.com and www.aeropostale.com.  As of February 1, 2014, we operated 949 Aéropostale stores, consisting of 871 stores in all 50 states and Puerto Rico, 78 stores in Canada, as well as 151 P.S. from Aéropostale stores in 31 states and Puerto Rico.  Since November 2012, our Company acquired and now operates GoJane.com, Inc. (“GoJane”), an online women's fashion footwear and apparel retailer. In addition, pursuant to various licensing agreements, our licensees operated 95 Aéropostale locations and one Aéropostale and P.S. from Aéropostale combination location in the Middle East, Asia, Europe and Latin America as of February 1, 2014.

The Aéropostale brand was established by R.H. Macy & Co., Inc. ("Macy's"), as a department store private label initiative, in the early 1980’s targeting men in their twenties. Macy’s subsequently opened the first mall-based Aéropostale specialty store in 1987. Over the next decade, Macy’s, and then Federated Department Stores, Inc. (now Macy’s, Inc.), expanded Aéropostale to over 100 stores. In August 1998, Federated sold its specialty store division to Aéropostale management and Bear Stearns Merchant Banking. In May 2002, Aéropostale management took the Company public through an initial public offering and listed our common stock on the New York Stock Exchange under the symbol "ARO".

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

The P.S. from Aéropostale brand offers the customer trend-right casual clothing and accessories focusing on kids between the ages of 4 and 12 at compelling values.  The innovative store format strives to be a fun, playful and inviting shopping experience for both the parent and child.  We maintain control of our proprietary brands by designing and sourcing all of our merchandise, complemented with select licensed product, other than in select licensed stores. Our P.S. from Aéropostale products are presently sold only at our stores and online through our www.ps4u.com and www.aeropostale.com e-commerce websites.

Our fiscal year ends on the Saturday nearest to January 31. Fiscal 2013 was the 52-week period ended February 1, 2014, fiscal 2012 was the 53-week period ended February 2, 2013, and fiscal 2011 was the 52-week period ended January 28, 2012.  Fiscal 2014 will be the 52-week period ending January 31, 2015.

Business Strategy

Brand Differentiation. Our priority is to gain market share by differentiating the Aéropostale brand through compelling product. Through our merchandising strategy, we now offer our customer more choice with a wider assortment of fashion, exciting new sub-brands, and new product categories such as footwear, all presented in a curated, collection-driven approach. During 2013, we made progress on our key initiative of increasing the fashion in our overall assortment, including our exclusive sub-brand businesses, Live Love Dream and the Bethany Mota Collection. Another aspect of brand differentiation is our deliberate promotional pricing strategy. We vary compelling promotions that differ by season against core classifications to drive traffic and increase conversion. These promotions are typically referenced in our store windows, throughout our stores, on-line, and in other marketing touch points. We have integrated our merchandising strategy with our marketing and social media plans to create authentic and emotional marketing campaigns that deliver a cohesive brand message.

Customer Insight and Engagement. In order to gain greater insight into our customer base and better understand our customers' needs, we conduct independent focus groups on a regular basis, harness the knowledge of our teen employee base, and leverage the experience of our internal customer insights group. In addition to analyzing the findings from these initiatives to make informed decisions about our business, we also engage our customers through our marketing and social media efforts to communicate our brand messaging. Our marketing outreach includes the use of updated imagery, compelling visual, marketing materials and exciting store events nationwide to accelerate customer adoption. We have also invested incrementally in our social media program to connect with our customers and increase traffic to our stores and our e-commerce websites.

Store Productivity.  We strive to generate sales growth by increasing sales per square foot, increasing average unit retail and increasing transactions.  Our most significant initiative to achieve this growth is to integrate fresh and new fashion into our assortment while staying true to the heritage of the Aéropostale brand.  We have invested in technology to enhance our supply chain and to deliver store productivity improvements.  We implemented a workforce management system which enables more efficient store payroll planning.   We plan to open a select number of additional stores in both mall and off-mall locations. We plan to open approximately seven new Aéropostale stores during fiscal 2014. We also plan to remodel or update a select number of existing stores during fiscal 2014.

Real Estate Portfolio Optimization. In an on-going effort to optimize our real estate portfolio, we are considering approximately 170 to 180 locations for potential store closure. Such program began in 2013 and is expected to continue over the next several years.  Of these, we endeavor to close approximately 50 Aéropostale stores in 2014, in addition to the 48 Aéropostale stores we closed during fiscal 2013.  We have also retained a real estate consulting firm to investigate the economics of accelerated lease buyouts, as well as to identify opportunities for rent relief across our portfolio. We have authorized these consultants to enter into negotiations on our behalf regarding early lease buyouts and lease negotiations in 2014.  The results derived from the real estate consulting firm retained by us may alter the number of store closures and the timing for such closures.

P.S. from Aéropostale.  During fiscal 2009, we launched “P.S. from Aéropostale” by opening our first 14 stores in five states.  As of February 1, 2014, we operated 151 P.S. from Aéropostale stores in 31 states and Puerto Rico.  We plan to open one additional P.S. from Aéropostale store during fiscal 2014 and we plan to close two P.S. from Aéropostale stores in 2014 in addition to the one P.S. from Aéropostale store we closed in 2013.  As part of our strategy for P.S. from Aéropostale, we plan to increase the mix of fashion offerings and maximize e-commerce opportunities.

E-commerce.  We launched our Aéropostale e-commerce business in 2005, and we acquired the GoJane e-commerce business in November 2012. The Aéropostale on-line store is accessible at our website, www.aeropostale.com.  P.S. from Aéropostale merchandise can be purchased online at www.aeropostale.com or www.ps4u.com.  GoJane merchandise can be purchased at www.gojane.com. A third party provides fulfillment services for our e-commerce business, including warehousing our inventory and fulfilling our customers' orders. We purchase, manage and own the inventory sold through our websites and we recognize revenue from the sale of these products when the customer receives the merchandise.

International.  As of February 1, 2014, we had eight license agreements covering 16 countries.  These licensees operated 95 Aéropostale locations and one Aéropostale and P.S. from Aéropostale combination location in the following countries:

Countries	Number of Aéropostale Locations	Number of Combination Locations	Total Number Locations
Bahrain	1	—	1
Colombia	2	—	2
Mexico [1]	54	—	54
Oman	1	—	1
Panama	1	—	1
Philippines	5	—	5
Qatar	1	—	1
Saudi Arabia	5	—	5
Singapore	4	—	4
Turkey	8	—	8
United Arab Emirates	13	1	14
Total	95	1	96

1 Represents the number of licensee department stores that include Aéropostale shop-in-shops.

Our licensees are expected to continue to open new Aéropostale locations in the above listed regions, in addition to new P.S. from Aéropostale locations throughout Mexico and in the Philippines. During March 2014, we signed an additional license agreement to open approximately 10 Aéropostale locations in Chile over the next four years. We assume no inventory risk on the merchandise sold in our licensees' stores and we do not own or lease the underlying real estate where retail locations operate.  In addition, our international licensing agreements contain other customary terms and conditions governing our business relationship with the licensees.  We will continue to pursue a number of similar license agreements in other territories, and will continue to evaluate additional international opportunities.

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

As of February 1, 2014, we operated 949 Aéropostale stores, consisting of 871 stores in all 50 states and Puerto Rico, 78 stores in Canada, as well as 151 P.S. from Aéropostale stores in 31 states and Puerto Rico as follows:

United States	Number of Aéropostale Stores	Number of P.S from Aéropostale Stores	Total Number Stores
Alabama	16	1	17
Alaska	3	—	3
Arizona	12	4	16
Arkansas	7	—	7
California	80	10	90
Colorado	12	1	13
Connecticut	10	4	14
Delaware	4	2	6

Florida	60	14	74
Georgia	27	11	38
Hawaii	3	—	3
Idaho	5	1	6
Illinois	33	4	37
Indiana	23	2	25
Iowa	8	—	8
Kansas	6	—	6
Kentucky	10	3	13
Louisiana	15	2	17
Maine	4	—	4
Maryland	19	4	23
Massachusetts	22	5	27
Michigan	31	1	32
Minnesota	13	3	16
Mississippi	9	2	11
Missouri	15	—	15
Montana	3	—	3
North Carolina	26	7	33
North Dakota	2	—	2
Nebraska	3	—	3
New Hampshire	7	1	8
New Jersey	23	13	36
New Mexico	5	—	5
Nevada	7	1	8
New York	48	16	64
Ohio	37	3	40
Oklahoma	8	—	8
Oregon	8	—	8
Pennsylvania	45	7	52
Puerto Rico	8	1	9
Rhode Island	2	1	3
South Carolina	14	2	16
South Dakota	2	—	2
Tennessee	22	2	24
Texas	74	21	95
Utah	12	—	12
Vermont	1	—	1
Virginia	25	1	26
Washington	17	—	17
West Virginia	7	1	8
Wisconsin	17	—	17
Wyoming	1	—	1

Canada
Alberta	10	—	10
British Columbia	10	—	10
Manitoba	3	—	3
New Brunswick	3	—	3
Newfoundland	1	—	1

Nova Scotia	2	—	2
Ontario	40	—	40
Quebec	7	—	7
Saskatchewan	2	—	2
Total	949	151	1,100

The following table highlights the number of Aéropostale and P.S. from Aéropostale stores opened and closed since the beginning of fiscal 2011:

	Aéropostale Stores Opened	P.S. from Aéropostale Stores Opened	Aéropostale Stores Closed	P.S. from Aéropostale Stores Closed	Total Number of Stores at End of Period
Fiscal 2011	24	25	3	1	1,057
Fiscal 2012	18	31	20	2	1,084
Fiscal 2013	13	52	48	1	1,100

Store design and environment.  Our Aéropostale stores average approximately 3,800 square feet each and our P.S. from Aéropostale stores average approximately 3,300 square feet each.  Our stores are designed to create an energetic shopping environment, featuring powerful in-store promotional signage, creative visuals and popular music. The enthusiasm of our associates is integral to our store environment. Our stores feature display windows that provide high visibility for mall traffic. Our strategy is to create fresh and exciting merchandise presentations by updating our floor sets numerous times throughout the year. Visual merchandising directives are initiated at the corporate level in order to maintain consistency throughout all of our stores.

In an effort to continue providing our customers with a fun and fresh shopping environment, we developed a new store model for our Aéropostale stores.  Our New York City inspired design is complete with sound, video, and featured technologies. During fiscal 2014, we plan to remodel approximately five existing, and open approximately one of the seven new Aéropostale stores into the new store model. Additionally, we plan on updating approximately five existing Aéropostale stores with many of the special features found in the new store model.  Such upgrades will include; new flooring, new finishes to the cash wrap and fitting rooms.

Store management.  Our Aéropostale stores, along with our P.S. from Aéropostale stores, are organized by region and further broken down into districts.  A regional manager or a group district manager manages each of our 13 regions and each region encompasses approximately eight to 10 districts. Each district is managed by a district manager or district manager in training and encompasses an average of eight stores. Our corporate headquarters directs the merchandise assortments, merchandise pricing, store layout, inventory management and in-store visuals for all of our stores.

Pricing

We believe that a key component of our success is our ability to understand what our customers desire and what they can afford. Our merchandise, which we believe is of comparable quality to that of our primary competitors, is generally priced lower than our competitors’ merchandise. In addition, our business is highly promotional. We conduct promotions in our stores throughout the year, generally lasting anywhere from two to four weeks in length.

Design and Merchandising

Our design and merchandising teams focus on designing merchandise that meets the demands of our customers’ dynamic lifestyles. We maintain separate design and merchandising groups for each of our brands and within those brands, for each of the young women’s and young men’s product lines.

Design.  Our designers build curated head-to-toe collections to meet the various moods and activities of the teen customer. We offer complete outfits that are relevant to the various moments in our customer’s life: when she is lounging around, going to school, or out with friends. We do this by infusing fashion into our assortment mix, creating brand extensions, and expanding into new categories. Our assortments balance heritage, logo-based apparel that incorporates the Aéropostale and P.S. from

Aéropostale logos with non-logo, fashion product. We have a “design-driven, merchant-modified” philosophy, in which our designers’ concepts are further refined by our merchant team to ensure that our merchandise assortments reflect current fashion trends that our customers desire.

Merchandising and Planning. Our merchandising organization, together with our planning organization, determines the quantities of units needed for each product category. By monitoring sales of each style and color and employing our flexible sourcing capabilities, we are able to adjust our merchandise assortments to capitalize upon emerging trends. We believe we have greater opportunity to distort our assortment by store profile, based on customer profile. We implemented the latest phase of our allocation system and we supplemented that system with an order optimization component, which allows us to further improve our inventory position at the store level.

Sourcing

We seek to employ a sourcing strategy that expedites our speed to market and allows us to respond quickly to our customers’ changing fashion preferences, as well as capitalize on trending classifications.  We work with our vendors to create flexibility and scale in our sourcing model. In addition, while we have capabilities today to chase into product, our goal is to be able to maintain lead times within 20 to 120 days. We believe that we have developed strong relationships with our vendors, some of which rely upon us for a significant portion of their overall business.  During fiscal 2012, we implemented a product life cycle management system for our P.S. from Aéropostale business, and we implemented this system to our Aéropostale business during fiscal 2013.

During fiscal 2013, we sourced approximately 83% of our merchandise from our top five merchandise vendors.  Most of our vendors maintain sourcing offices in the United States, with the majority of their production factories located in Asia and Central America.  In an effort to minimize currency risk, all payments to our vendors and sourcing agents are made in U.S. dollars. We engage a third party independent contractor to visit the production facilities that supply us with our products. This independent contractor performs audits at each factory and as a result, assesses the compliance of the facility with, among other things, local and United States labor laws and regulations as well as fair trade and business practices.

Please see Note 16 to the Notes to Consolidated Financial Statements for a further discussion regarding a new potential sourcing arrangement. Also see Note 13 to the Notes to Consolidated Financial Statements for a further discussion regarding a sourcing agreement with one of our sourcing agents.

Corporate Responsibility

We are committed to the principle that the people who make our products should be treated with dignity and respect. We seek to work with apparel suppliers throughout the world that share our commitment to providing safe and healthy workplaces. At a minimum, we require our suppliers to maintain a workplace environment that complies with local legal requirements and meets universally-accepted human rights standards.

Social Responsibility

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

Charitable Giving

Through the work of our charitable foundations Aero Gives and Aero Cares, Aéropostale is committed to not only giving back to the external community, but taking care of our own employees in need.  Aero Gives, the corporate foundation of Aéropostale, is focused on meeting the needs of our community by enriching the lives of young people and their families through its charitable actions and programs.  Aero Cares is a 501(c)(3) not-for-profit organization, primarily funded voluntarily by Aéropostale employees, that provides financial assistance to Aéropostale employees during times of extreme financial hardship or need resulting from personal tragedy.

Marketing and Advertising

We utilize numerous initiatives to increase our brand recognition and promote our merchandise assortment. We believe our stores, our e-commerce websites, and social media channels are the primary means to communicate our message and provide our brand experience. Our marketing efforts are focused on in-store communications, promotions and internal as well as external advertising. We expand, test and modify our marketing efforts based on focus groups, surveys and consumer feedback.

We believe that the enthusiasm and commitment of our store-level employees are key elements in enhancing our brand with our target customers.  We market in-store with large images in the store-front windows and at the checkout area.  In addition, we display promotional messages and images alongside product displays and on other touch points.  We also conduct select external advertising during key selling periods. Our advertisements appear in publications, online and in malls and on the radio on a regional basis.  Periodically, we also partner with select third parties such as magazines, television shows, social media personalities, and musical bands, to create marketing programs which we believe will be appealing to our customers.

Our www.aeropostale.com, www.ps4u.com and www.gojane.com websites support all of our internet marketing and promotional initiatives and also offer a large portion of our merchandise assortment for purchase. We maintain a database of our customers and send emails and distribute information on special offers and promotions on a frequent basis.  In addition, we support our brand through social media outlets such as Facebook, Twitter, Instagram, YouTube and Pinterest. Also, we have a loyalty rewards program for our P.S. from Aéropostale stores that was launched during fiscal 2011.

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

In connection with the acquisition of GoJane, we assumed a lease for a 45,000 square foot facility in Ontario, California to warehouse and fulfill our GoJane merchandise, and to host the GoJane corporate functions. The lease expired in August 2013. Beginning in August 2013, we receive, fulfill and ship e-commerce orders for Go Jane from our Ontario, California distribution center. This operation is managed and operated by the same third party that services Aéropostale and P.S. from Aéropostale store fulfillment.

We continue to invest in systems and automation to improve processing efficiencies, automate functions that were previously performed manually. Our distribution facilities utilize automated sortation materials handling equipment to receive, process and ship goods to our stores. These facilities also serve our other warehousing needs, such as storage of new store merchandise, floor set merchandise and packaging supplies.

Information Systems

Our management information systems provide a full range of retail, financial and merchandising applications. We utilize industry specific software systems to provide various functions related to point-of-sale, inventory management, logistics and sourcing, planning and replenishment, and financial reporting.  We continue to invest in technology to support and enhance our business processes.

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

Employees

As of February 1, 2014, we employed 3,931 full-time and 25,406 part-time employees. We employed 811 of our employees at our corporate offices and in our distribution centers and 28,526 at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

Seasonality

Our business is highly seasonal, and historically we have realized a significant portion of our sales and cash flows in the second half of the year, attributable to the impact of the back-to-school selling season in the third quarter, and the holiday selling season in our fourth quarter. As a result, our working capital requirements fluctuate during the year, increasing in mid-summer in anticipation of the third and fourth quarters.  Our business is also subject, at certain times, to calendar shifts which may occur during key selling times such as school holidays, Easter and regional fluctuations in the calendar during the back-to-school selling season.

Available Information

We maintain www.aeropostale.com and www.ps4u.com internet websites, through which access is available free of charge to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements and Current Reports on Form 8-K, and all amendments of these reports filed, or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act after they are filed with the Securities and Exchange Commission.

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

Item 1A.  Risk Factors

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act . Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. The following risk factors should be read in connection with evaluating our business and future prospects. All forward looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made. Such uncertainties include, among others, the following factors:

If we are unable to anticipate, identify and respond to consumers' fashion preferences, domestically and/or internationally, in a timely manner, our profitability will decline.

If we are not able to keep pace with the rapidly changing fashion trends, both domestically and/or internationally, and teen consumer apparel tastes, our profitability will decline, as it did in 2013. We produce casual, comfortable on trend apparel, much of which displays the “Aéropostale”, “Aéro” or “P.S. from Aéropostale” logo and also fashion oriented apparel. There can be no assurance that fashion trends will not move away from casual clothing or that we will not have to alter our design strategy to reflect changes in consumer preferences. Failure to anticipate, identify or react appropriately to changes in styles, trends, desired images or brand preferences has had and could continue to have a material adverse effect on our results of operations.

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

The global economic crisis continues to cause a great deal of uncertainty. This market uncertainty continues to result in reduced consumer confidence and spending.  Our business is highly sensitive to consumer spending patterns and preferences. Various economic conditions affect the level of disposable income consumers have available to spend on the merchandise we offer, including unemployment rates (including the high level of teenage unemployment), interest rates, taxation, energy costs, the availability of consumer credit, the price of gasoline, consumer confidence in future economic conditions and general business conditions. Accordingly, consumer purchases of discretionary items and retail products, including our products, may decline during recessionary periods and periods of economic uncertainty, and also may decline at other times when changes in consumer spending patterns affect us unfavorably. In addition, any significant decreases in shopping mall traffic, as a result of, among other things, higher gasoline prices, could also have a material adverse effect on our results of operations. Therefore, our growth, sales and profitability may be adversely affected by economic conditions on a local, regional, national and/or global level. Our customer continues to be adversely impacted by the current macroeconomic environment. In addition, we believe that a decline in mall traffic has adversely affected our results of operations.

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

A significant decrease in sales could have an adverse effect on our financial condition, results of operations, cash flows and liquidity.

Our net sales are disproportionately higher from August through January each year due to increased sales from back-to-school and holiday shopping. Our net sales from February through July are typically lower due to, in part, the traditional retail slowdown immediately following the winter holiday season. Any significant decrease in sales during any season, but in particular the back-to-school and holiday shopping seasons, would have a material adverse effect on our financial condition, results of operations, cash flows and liquidity. In addition, in order to prepare for the back-to-school and holiday shopping seasons, we must order and keep in stock significantly more merchandise than we would carry during other parts of the year. Any unanticipated decrease in demand for our products would require us to sell excess inventory at a substantial markdown, which would reduce our net sales and gross margins and negatively impact our profitability. Additionally, our business is also subject, at certain times, to calendar shifts which may occur during key selling times such as school holidays, Easter and regional fluctuations in the calendar during the back-to-school selling season.

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

Our comparable store sales and quarterly results of operations have fluctuated in the past and are likely to continue to fluctuate in the future. Our comparable store sales and quarterly results of operations are affected by a variety of factors, including:

•	actions of our competitors or mall anchor tenants;

•	changes in general economic conditions and consumer spending patterns;

•	fashion trends;

•	changes in our merchandise mix;

•	the effectiveness of our inventory management;

•	calendar shifts of holiday or seasonal periods;

•	the timing of promotional events;

•	weather conditions; and

•	the seasonality of our business reflecting the general peak sales for teen clothing and accessories during the back-to-school and holiday shopping seasons.

If our comparable store sales and/or results of operations fail to meet the expectations of investors then the market price of our common stock could decline substantially. You should refer to the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” for more information.

Internet sales are subject to numerous risks.

We sell merchandise over the internet through our e-commerce websites, www.aeropostale.com, www.ps4u.com and www.gojane.com. Our internet operations are subject to numerous risks, including:

•the successful implementation of new systems and internet or mobile platforms;

•	the failure of the computer systems that operate our websites and their related support systems, causing, among other things, website downtimes and other technical failures;

•reliance on third-party computer hardware/software;

•rapid technological change;

•liability for online content;

•violations of state or federal laws, including those relating to online privacy;

•credit card fraud; and

•telecommunications failures and vulnerability to electronic break-ins and similar disruptions.

 Our failure to successfully address and respond to these risks could reduce internet sales, increase costs and damage the reputation of our brand.

Closing stores could result in significant costs to us.

We have announced plans to close underperforming stores and could, in the future, decide to close additional stores that are producing losses or that are not as profitable as we expect. If we decide to close any stores before the expiration of their lease terms, we may incur payments to landlords to terminate or “buy out” the remaining term of the lease. We also may incur costs related to the employees at such stores, whether or not we terminate the leases early. Upon any such closure, the closing costs, including fixed assets and inventory write-downs, could adversely affect our results and could adversely affect our cash on hand.

Failure of new business concepts would have a negative effect on our results of operations.

We expect that the introduction of new brand concepts, such as the launch in fiscal 2009 of our store brand concept P.S. from Aéropostale and the acquisition of GoJane in fiscal 2012, as well as other new business opportunities, such as international expansion, will play an important role in our overall business strategy. Our ability to succeed with a new brand concept requires significant expenditures and management attention. Additionally, any new brand is subject to certain risks including customer acceptance, competition, product differentiation, the ability to attract and retain qualified personnel, including management and designers, diversion of management's attention from our core Aéropostale business and the ability to obtain suitable sites for new stores.

We rely on a small number of vendors to supply a significant amount of our merchandise.

During fiscal 2013 and 2012, we sourced approximately 83% of our merchandise from our top five merchandise vendors. Our relationships with our suppliers generally are not on a long-term contractual basis and do not provide assurances on a long-term basis as to adequate supply, quality or acceptable pricing. Most of our suppliers could discontinue selling to us at any time. If one or more of our significant suppliers were to sever their relationship with us, we may not be able to obtain replacement products in a timely manner, which would have a material adverse effect on our sales, financial condition and results of operations. In addition, we do not own or operate any of our own manufacturing facilities and therefore we depend upon independent third party vendors to manufacture all of the merchandise we sell in our stores. If any of our vendors, especially our primary vendors which manufacture the majority of our merchandise, ship orders to us late, do not meet our quality standards, or otherwise fail to deliver us product in accordance with our plans, then there would be a material adverse effect on our results of operations.

Our foreign sources of production may not always be reliable, which may result in a disruption in the flow of new merchandise to our stores.

The large majority of the merchandise that we purchase is manufactured overseas. We generally do not have any long-term merchandise supply contracts with our vendors and the imports of our merchandise by our vendors are subject to existing or potential duties, tariffs and quotas. We also face a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) labor instability/employee unrest

(iii) enhanced security measures at foreign and United States ports, which could delay delivery of goods; (iv) imposition of new legislation relating to import quotas that may limit the quantity of goods which may be imported into the United States from countries in a region within which we do business; (v) imposition of additional or greater duties, taxes, and other charges on imports; (vi) delayed receipt or non-delivery of goods due to the failure of our vendors to comply with applicable import regulations; and (vii) delayed receipt or non-delivery of goods due to unexpected or significant port congestion or labor unrest at United States ports. Any disruption to our vendors and our foreign sources of production due to any of the factors listed above or due to other unforeseeable events or circumstances could have a material adverse effect on our results of operations.

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

Modifications and/or upgrades to our information technology systems may disrupt our operations.

We regularly evaluate our information technology systems and requirements. Modifications may include replacing existing systems with successor systems, making changes to existing systems, or acquiring new systems with new functionality. We are aware of the inherent risks associated with replacing, modifying, upgrading, maintaining and expanding these systems, including inaccurate system information, system disruptions and user acceptance and understanding. Information technology system disruptions and inaccurate system information, if not anticipated and appropriately mitigated, could have a material adverse effect on our financial condition and results of operations. Additionally, there is no assurance that a successfully implemented system will deliver the anticipated value to us.

We could face liability from, or our ability to conduct business could be adversely affected by, government and private actions concerning personally identifiable data, including privacy.

Our direct marketing business is subject to federal and state laws regarding the collection, maintenance and disclosure of personally identifiable information we collect and maintain in our database. If we do not comply, we could become subject to liability. While these provisions do not currently unduly restrict our ability to operate our business, if those regulations become more restrictive, they could adversely affect our business. In addition, laws or regulations that could impair our ability to collect and use user names and other information on our e-commerce websites may adversely affect our business. For example, the Children’s Online Privacy Protection Act of 1999, as amended, currently limits our ability to collect personal information from website visitors who may be under age 13. Further, claims could also be based on other misuse of personal information, such as for unauthorized marketing purposes. If we violate any of these laws, we could face civil penalties. In addition, the attorneys general of various states review company websites and their privacy policies from time to time. In particular, an attorney general may examine such privacy policies to assure that the policies overtly and explicitly inform users of the manner in which the information they provide will be used and disclosed by the Company. If one or more attorneys general were to determine that our privacy policies fail to conform to state law, we also could face fines or civil penalties, any of which could adversely affect our business. Our failure to appropriately safeguard the personally identifiable information of customers, employees and third parties could subject us to reputational damage and/or legal liability.

Information technology system disruption and cyber security risks could harm our net sales, increase our expenses, harm our reputation, expose us to litigation and adversely affect our business.

We depend on information technology systems for the successful operation of our business, including email communications, the design, manufacture and distribution of our products, marketing efforts, collection and retention of customer data, employee information, processing of credit card transactions, ecommerce activities and the use of social media to interact with our customers. The possibility of a cyber-attack on any one or all of these systems is a serious threat. We collect, retain and transmit confidential information over such systems. In addition to our own networks and databases, we use third party service providers to store, process and transmit certain of this information on our behalf. Although we contractually require these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in the future in their systems. We have confidential security measures in place to protect our physical facilities and information technology systems from attacks. Despite these measures, we may be vulnerable to targeted or random security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events.

Any misappropriation of confidential or personally identifiable information gathered, stored or used by us could have a material impact on the operation of our business, including damaging our reputation with our customers, employees, third parties and investors. We could also incur significant costs implementing additional security measures to comply with applicable federal, state or international laws and regulations governing the unauthorized disclosure of confidential or personally identifiable information as well as increased costs such as organizational changes, implementing additional protection technologies, training employees, engaging consultants. In addition, we could incur lost revenues and face increased litigation as a result of any potential cyber security breach. While to the best of our knowledge, we have not experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber security breach or other act, any cyber security breach or other act and/or disruption to our information technology systems could have a material adverse effect on our business, prospects, financial condition or results of operations.

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

We believe that our key trademarks AÉROPOSTALE®, AERO® and 87® and P.S. FROM AÉROPOSTALE™ and variations thereof, are integral to our logo-driven design strategy. In addition, the trademarks for our GoJane business acquired in late 2012 are important to our business strategy. We have obtained federal registrations of or have pending applications for these trademarks in the United States and have applied for or obtained registrations in most foreign countries in which our vendors and licensees are located, as well as elsewhere. We use these trademarks in many constantly changing designs and logos even though we have not applied to register every variation or combination thereof for adult clothing and related accessories. There can be no assurance that the registrations we own and have obtained will prevent the imitation of our products or infringement of our intellectual property rights by others. If any third party imitates our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected.

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

We have recorded store asset impairment charges in the past and we may be required to recognize impairment charges in the future.

Pursuant to generally accepted accounting principles, we are required to recognize an impairment charge when circumstances indicate that the carrying value of long-lived assets and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists (i.e., a triggering event) comprises measurable operating performance criteria as well as qualitative measures. If a determination is made that the asset’s carrying value is not recoverable over its estimated useful life, the asset is written down to estimated fair value, if lower. The determination of fair value of the assets is generally based on estimated expected discounted future cash flows, which is generally measured by discounting expected future cash flows identifiable with the long-lived asset at our weighted-average cost of capital. We have recognized impairment charges of approximately $46.1 million in fiscal 2013 for 230 stores, $32.6 million in fiscal 2012 for 119 stores and $16.0 million in fiscal 2011 for 39 stores related to underperforming store locations.

Additionally, pursuant to generally accepted accounting principles, we are required to perform impairment tests on our identifiable intangible assets with indefinite lives, including goodwill, annually or at any time when certain events occur, which could impact the value and earnings of our operating segments. Our determination of whether impairment has occurred is based on a comparison of the assets’ fair market values with the assets’ carrying values. Significant and unanticipated changes could require a provision for impairment in a future period that could substantially affect our statement of operations in a period of such change.

Changes in accounting standards and estimates could materially impact our results of operations.

Generally accepted accounting principles and the related authoritative guidance, for many aspects of our business, including revenue recognition, inventories, long-lived assets, goodwill, intangible assets, leases, income taxes and stock-based compensation are complex and involve subjective judgments. Changes in these rules or changes in the underlying estimates, assumptions or judgments by our management could have a material impact on our results of operations. For example, proposed authoritative guidance for lease accounting, once finalized and enacted, may have a material impact on our results of operations and financial position.

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

We are subject to litigation risk due to the nature of our business, which may have a material adverse effect on our results of operations and business.

From time to time, we are involved in lawsuits or other legal proceedings arising in the ordinary course of our business. These may relate to, for example, trademark, servicemark, copyright or other intellectual property matters, employment law matters, commercial disputes, consumer protection claims, claims of regulatory authorities, or other matters. In addition, as a public company we could from time to time face claims relating to corporate or securities law matters. In connection with such litigation, we may be subject to significant damages or equitable remedies. Any of such litigation, whether as plaintiff or defendant, could be costly and time consuming and could divert management and key personnel from our regular business operations. We do not currently believe that any of our outstanding litigation will have a material adverse effect on our business, prospects, financial condition or results of operations. However, due to the uncertainty of litigation and depending on the amount and the timing of any claims, an unfavorable resolution of such claims could materially affect our business, prospects, financial condition and results of operations.

Our stockholder rights agreement could delay and discourage the acquisition of more than 10% of shares of our common stock or takeover attempts that stockholders may consider favorable.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

We lease all of our store locations. Most of our stores are located in shopping malls throughout the U.S. and Canada. Most of our store leases have a term of ten years and require us to pay additional rent based on specified percentages of sales after we achieve specified annual sales thresholds. Generally, our store leases do not contain extension options. Our store leases typically include a pre-opening period of approximately 90 days that allows us to take possession of the property to fixture and merchandise the store. Typically rent payment commences when the stores open. We recognize rent expense in our Consolidated Financial Statements on a straight-line basis over the non-cancellable term of each individual underlying lease, commencing when we take possession of the property. Generally, our leases allow for termination by us after a certain period of time if sales at that site do not exceed specified levels.

Our flagship store in Times Square, New York City, and another street store in New York City, have lease terms of 15 years. Both of these leases expire in 2025. During March 2014, we executed a lease assignment agreement and closed our 34th Street store in New York City.

We lease 121,000 square feet of office space in New York, New York. The facilities are used as our corporate headquarters and for our design, sourcing and production teams. These leases expire in 2015 and 2016 and certain floors provide us with a five year option to extend at the end of the initial term.

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

During November, 2012, we assumed a lease for a 45,000 square foot facility in Ontario, California to warehouse and fulfill our GoJane e-commerce business and host corporate functions. This lease expired in August 2013. Since August 2013, we receive, fulfill and ship e-commerce orders for Go Jane from our Ontario, California distribution center. This operation is managed and operated by the same third party that services Aéropostale and P.S. from Aéropostale store fulfillment.

We lease 11,000 square feet of office space in Los Angeles, California. This facility is used as the administrative office for GoJane. This lease expires in 2022.  The lease provides us with two terms of three-year options to renew at 95% of fair market value.

Item 3.  Legal Proceedings

In October 2011, Aéropostale, Inc. and senior executive officers Thomas P. Johnson and Marc D. Miller were named as defendants in an action amended in February 2012, City of Providence v. Aéropostale, Inc., et al., No. 11-7132, a class action lawsuit alleging violations of the federal securities laws.  The lawsuit was filed in New York federal court on behalf of purchasers of Aéropostale securities between March 11, 2011 and August 18, 2011.  The lawsuit alleges that the defendants made materially false and misleading statements regarding the Company's business and prospects and failed to disclose that Aéropostale was experiencing declining demand for its women's fashion division and increasing inventory.  A motion to dismiss was denied on March 25, 2013.  Aéropostale and the plaintiffs have entered into a settlement agreement resolving the claims made in this action, without any admission of liability, for the amount of $15 million, all of which will be funded with insurance proceeds. The agreement remains subject to notice to the class and final court approval.

Also in October 2011, current and former Aéropostale directors and/or senior executive officers Julian R. Geiger, Ronald R. Beegle, Robert B. Chavez, Michael J. Cunningham, Evelyn Dilsaver, John Haugh, Karin Hirtler-Garvey, John D. Howard, Thomas P. Johnson, and David B. Vermylen were named as defendants in Bell v. Geiger, et al., No. 652931/2011, a shareholder derivative lawsuit filed in New York state court seeking relief derivatively on behalf of Aéropostale.  The action alleged that the defendants breached their fiduciary duties to Aéropostale between February 3, 2011 and August 3, 2011 by failing to establish and maintain internal controls that would have prevented the Company from disseminating allegedly false and misleading and inaccurate statements and other information to shareholders, and to manage and oversee the Company.  As a result, plaintiff alleged that the defendants exposed the Company to potential liability in the federal securities class action lawsuit described above.

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

On April 24, 2012, the New York Supreme Court, New York County, issued an Order consolidating and staying the Bell and Booth actions pending a ruling on the motion to dismiss filed in the City of Providence federal securities class action. Following denial of the motion to dismiss in the federal securities class action, plaintiff filed an amended complaint in the consolidated Bell/Booth action. Defendants have moved to dismiss that complaint. A hearing on the motion to dismiss the Bell/Booth action occurred in January 2014 and at that hearing the court granted the Defendants motion to dismiss the complaint. Subsequent to the court's decision, the plaintiffs filed a notice of appeal, which notice of appeal has since been withdrawn. In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

During February 2014, we settled litigations related to California wage and hour matters. Accordingly, we have recorded liabilities of $4.4 million as of February 1, 2014 for these settlements.

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

Item 4.  Mine Safety Disclosures

None

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ARO”. The following table sets forth the range of high and low sales prices of our common stock as reported on the New York Stock Exchange since January 30, 2012.

	Market Price
	High	Low
Fiscal 2013
4th quarter	$10.60	$6.97
3rd quarter	14.95	7.86
2nd quarter	16.65	12.76
1st quarter	14.92	12.53
Fiscal 2012
4th quarter	$14.45	$11.95
3rd quarter	20.17	12.14
2nd quarter	22.76	15.91
1st quarter	23.05	16.37

As of March 20, 2014, there were 728 stockholders of record. However, when including others holding shares in broker accounts under street name, we estimate the shareholder base at approximately 20,125.

PERFORMANCE GRAPH

The following graph shows the changes, for the five-year period ended February 1, 2014, in the value of $100 invested in shares of our common stock, the Standard & Poor’s MidCap 400 Composite Stock Price Index (the “S&P MidCap 400 Index”) and the Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail Index”). The plotted points represent the closing price on the last trading day of the fiscal year indicated.

	1/31/2009	1/30/2010	1/29/2011	1/28/2012	2/2/2013	2/1/2014

Aeropostale, Inc.	$100.00	$155.80	$172.95	$117.10	$95.93	$50.09
S&P Midcap 400	100.00	143.36	191.33	196.51	232.98	283.92
S&P Apparel Retail	100.00	197.73	259.62	342.37	459.78	533.01

We have not paid a dividend on our common stock during our last three fiscal years, and we do not have any current intention to pay a dividend on our common stock.

Purchases of Equity Securities by the Issuer

We repurchase our common stock from time to time under a stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. There were no purchases of treasury stock during fiscal 2013 under the stock repurchase program. As of February 1, 2014, we have $104.4 million of repurchase authorization remaining under our share repurchase program (see Note 4 to the Notes to Consolidated Financial Statements for further discussion regarding this program).

Sale of Unregistered Securities

None.
Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our Consolidated Financial Statements and other financial information appearing elsewhere in this document. The fiscal 2012 retail calendar includes a 53rd week and therefore fiscal 2013 and fiscal 2011 comparable statistics are compared to the 53-week period ended February 4, 2012.

	Fiscal Year Ended
	February 1, 2014 (1) (2) (3)	February 2, 2013 (4) (5)	January 28, 2012 (6)	January 29, 2011 (7)	January 30, 2010
	(In thousands, except per share and store data)
Statements of Operation Data:
Net sales	$2,090,902	$2,386,178	$2,342,260	$2,400,434	$2,230,105
Gross profit, as a percent of sales	17.1%	24.7%	26.0%	36.9%	38.0%
SG&A, as a percent of sales	25.9%	22.2%	21.1%	20.8%	20.8%
(Loss) income from operations, as a percent of sales	(8.8)%	2.5%	4.9%	16.1%	17.2%
Net (loss) income, as a percent of sales	(6.8)%	1.5%	3.0%	9.6%	10.3%
Net (loss) income	$(141,831)	$34,923	$69,515	$231,339	$229,457
Diluted earnings (loss) per common share	$(1.81)	$0.43	$0.85	$2.49	$2.27
Selected Operating Data:
Number of stores open at end of period	1,100	1,084	1,057	1,012	952
Comparable sales change (including the e-commerce channel)	(15)%	(2)%	(8)%	3%	12%
Comparable average unit retail change (including the e-commerce channel)	(6)%	(4)%	(9)%	(4)%	2%
Average net sales per store (in thousands)	$1,648	$1,991	$2,064	$2,267	$2,243
Average square footage per store	$3,717	$3,703	$3,698	$3,659	$3,601
Net store sales per average square foot	$445	$538	$561	$626	$624

	As of
	February 1, 2014	February 2, 2013 (4)	January 28, 2012	January 29, 2011	January 30, 2010
	(In thousands)
Balance Sheet Data:
Working capital	$136,260	$236,434	$248,588	$253,463	$288,177
Total assets	$647,641	$740,844	$735,233	$773,197	$792,309
Long-term liabilities	$126,588	$126,974	$132,588	$124,458	$115,980
Total debt	$—	$—	$—	$—	$—
Retained earnings (8) (9)	$51,493	$193,324	$459,279	$389,764	$922,790
Total stockholders’ equity	$280,692	$410,364	$409,434	$432,637	$434,489
_____

(1)
Cost of sales includes asset impairment charges of $46.1 million ($29.5 million after tax, or $0.38 per diluted share) recorded during fiscal 2013. (See Note 3 to the Notes to Consolidated Financial Statements for a further discussion).

(2)	Selling, general and administrative expenses includes a settlement of litigation matters of $4.4 million ($2.9 million after tax, or $0.04 per diluted share).

(3)	Income tax benefit for fiscal 2013 included the establishment of reserves against net deferred tax assets of $30.6 million after tax, or $0.39 per diluted share.

(4)	53-week fiscal year.

(5)
Cost of sales includes asset impairment charges of $32.6 million for fiscal 2012 ($19.7 million after tax, or $0.25 per diluted share) recorded during the fourth quarter.  (See Note 3 to the Notes to Consolidated Financial Statements for a further discussion).

(6)
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

(7)
Selling, general and administrative expenses include a charge of $6.4 million ($3.9 million after tax, or $0.04 per diluted share) resulting from a retirement plan settlement payment that was recorded during the third quarter of fiscal 2010.

(8)
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

(9)
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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations Introduction

 Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. The risk factors included in Part I, Item 1A should be read in connection with evaluating our business and future prospects. All forward looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made.

Overview

While the United States macro-economic environment and a decline in mall traffic continue to remain challenging, we are focused on executing our key merchandising, operational and financial initiatives to improve our performance.

During 2013, we made progress on our key initiative of increasing the fashion in our overall assortment, including our exclusive sub-brand businesses, Live Love Dream and the Bethany Mota Collection. In addition to increasing our investment in fashion and adjusting our reliance on down-trending categories, in 2013 we also invested additional resources into our marketing and social media programs to communicate our brand message and increase customer adoption.

We have made progress on our key financial strategies of maintaining appropriate levels of liquidity, optimizing our real estate portfolio, and managing our capital spending prudently. With regard to liquidity, on February 21, 2014, we increased the aggregate borrowing capacity on our revolver from $175.0 to $230.0 million (see Note 8 to the Notes to Consolidated Financial Statements for a further discussion). Additionally, on March 13, 2014, we signed a commitment letter with Sycamore Partners and its affiliates for $150.0 million in senior secured credit facilities (see Note 16 to the Notes to Consolidated Financial Statements for further discussion).

In an on-going effort to optimize our real estate portfolio, we are considering approximately 170 to 180 locations for potential store closure. Such program began in 2013 and is expected to continue over the next several years.  Of these, we endeavor to close approximately 50 Aéropostale stores and two P.S. from Aéropostale stores in 2014, in addition to the 48 Aéropostale stores and one P.S. from Aéropostale store we closed during fiscal 2013.  We have also retained a real estate consulting firm to investigate the economics of accelerated lease buyouts, as well as to identify opportunities for rent relief across our real estate portfolio. We have authorized these consultants to enter into negotiations on our behalf regarding early lease buyouts and lease negotiations in 2014.  The results derived from the real estate consulting firm retained by us may alter the number of store closures and the timing for such closures.

Operationally, we are working with a third party consulting firm to identify efficiencies, explore a potential reduction in our overall SKU count, and to optimize our product flows.

In 2014, we plan to refine our merchandising strategy for our e-commerce business to match the steps that we have taken in our brick and mortar stores. We are investing in product extensions, expanding online exclusives including third-party product and increasing our buys in extended sizes. Additionally, during 2012 we acquired and now operate GoJane.com, an online women’s and apparel retailer. We continue to refine our P.S. from Aéropostale merchandise assortments and build brand awareness. In 2014, under licensing agreements, our licensees plan to distribute P.S. from Aéropostale product in their locations throughout Mexico and in the Philippines. In fiscal 2013, our international licensing business continued to grow. During fiscal 2013, we ended the year with eight licensees operating 96 locations in 16 countries. These licensees are expected to continue to open new locations in these regions. During March 2014, we signed an additional license agreement to open approximately 10 Aéropostale stores in Chile over the next four years.

The discussion in the following section is on a consolidated basis, unless indicated otherwise.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table. The fiscal 2012 retail calendar includes a 53rd week and therefore fiscal 2013 and fiscal 2011 comparable statistics are compared to the 53-week period ended February 4, 2012.

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net sales (in thousands)	$2,090.9	2,386.2	2,342.3
Total store count at end of period	1,100	1,084	1,057
Comparable store count at end of period	1,023	1,027	974
Net sales change	(12)%	2%	(2)%
Comparable sales change (including the e-commerce channel)	(15)%	(2)%	(8)%
Comparable average unit retail change (including the e-commerce channel)	(6)%	(4)%	(9)%
Comparable units per sales transaction change (including the e-commerce channel)	2%	4%	8%
Comparable sales transaction change (including the e-commerce channel)	(11)%	(3)%	(6)%
Net sales per average square foot	$445	$538	$561
Average net sales per store (in thousands)	$1,648	$1,991	$2,064
Gross profit (in millions)	$357.4	$589.4	$608.3
(Loss) income from operations (in millions)	$(185.2)	$59.5	$113.5
Diluted (loss) earnings per share	$(1.81)	$0.43	$0.85
Average square footage growth over comparable period	3%	4%	7%
Change in total inventory over comparable period	11%	(5)%	4%
Change in store inventory per retail square foot over comparable period	12%	(9)%	(5)%
Percentages of net sales by category:
Young Women’s	65%	64%	66%
Young Men’s	35%	36%	34%

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales. We also use this information to evaluate the performance of our business:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	100.0%	100.0%	100.0%
Gross profit	17.1%	24.7%	26.0%
Selling, general and administrative expenses	25.9%	22.2%	21.1%
(Loss) income from operations	(8.8)%	2.5%	4.9%
(Loss) income before income taxes	(8.8)%	2.5%	4.9%
Income tax (benefit) provision	(2.0)%	1.0%	1.9%
Net (loss) income	(6.8)%	1.5%	3.0%

Sales

Net sales consist of sales from comparable stores, non-comparable stores, and from our e-commerce business. A store is included in comparable store sales after 14 months of operation. Additionally, we have included GoJane sales in our comparable sales beginning in February of fiscal 2014. We consider a remodeled or relocated store with more than a 25% change in square feet to be a new store. Prior period sales from stores that have closed are not included in comparable store sales.

Net sales decreased by $295.3 million, or by 12% in fiscal 2013 (52 weeks), as compared to fiscal 2012 (53 weeks). The decrease in net sales was driven by the decrease in comparable store sales. Also, the additional week of sales in the same period last year contributed to 1% of the decrease. This was partially offset by a weighted average square footage increase of 3%. The net sales decrease also reflects:

•a decrease of $309.8 million in comparable store sales (excluding the e-commerce channel)

•	an decrease of $0.4 million in non-comparable store sales

•	an increase of $14.3 million in international licensing revenue primarily due to the increase in licensee operated locations to 96 as of February 1, 2014 from 27 as of February 2, 2013

•	an increase of $0.6 million to $217.6 million in net sales from our e-commerce business which includes net revenues from the GoJane.com business beginning in November 2012.

Consolidated comparable sales, including the e-commerce channel, decreased by 13% in our young men's and by 15% in our young women's category. The overall comparable sales, including the e-commerce channel, reflected decreases of 11% in the number of sales transactions and 6% in average unit retail, offset by an increase of 2% in units per sales transaction.

Net sales increased by $43.9 million, or by 2% in fiscal 2012 (53 weeks), as compared to fiscal 2011 (52 weeks). The increase in net sales was driven by average store square footage growth of 4%, a 19% increase in our e-commerce revenue to $217.0 million, which included the GoJane business commencing on November 14, 2012, and a 1% increase due to the extra week in fiscal 2012. Additionally, international licensing revenue increased by $3.2 million in fiscal 2012 compared to fiscal 2011 primarily due to the increase in licensee operated locations to 27 as of February 2, 2013 from 14 as of January 28, 2012. These increases were partially offset by a 4% decline in comparable store sales. Comparable sales, including the e-commerce channel, decreased 2% when compared to the same period last year. Comparable sales, including the e-commerce channel, decreased in our young women's category while our young men's category was flat. Overall comparable sales, including the e-commerce channel, reflected increases of 4% in units per sales transaction, offset by decreases of 4% in average unit retail and 3% in the number of sales transactions.

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

Gross profit, as a percentage of net sales, decreased by 7.6 percentage points in fiscal 2013 compared to fiscal 2012.  Gross profit included the unfavorable impact of store asset impairment charges. Store asset impairment charges unfavorably impacted costs of sales for fiscal 2013 by 2.2 percentage points, or by $46.1 million, and for fiscal 2012 by 1.4 percentage points, or by $32.6 million. The remaining decrease in gross profit of 6.8 percentage points was primarily due to a decrease in merchandise margin of 4.0 percentage points and 2.7 percentage points of deleverage impact in depreciation, occupancy, and distribution and transportation expenses.

Gross profit, as a percentage of net sales, decreased by 1.3 percentage points in fiscal 2012 compared to fiscal 2011.  Gross profit included the unfavorable impact of store asset impairment charges. Store asset impairment charges unfavorably impacted costs of sales for fiscal 2012 by 1.4 percentage points, or by $32.6 million, and for fiscal 2011 by 0.7 percentage points, or by $16.0 million. Gross profit for 2011 also included the favorable impact of 0.4 percentage points or $8.7 million, resulting from the resolution of a dispute with one of our sourcing agents. (See Note 1 to the Notes to Consolidated Financial Statements for a further discussion). The remaining decrease in gross profit was primarily due to 1.4 percentage points of deleverage impact in depreciation, occupancy, and distribution and transportation expenses. Gross profit included slightly higher merchandise margin of 0.1 percentage points compared to the prior year.

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

SG&A, as a percentage of net sales, increased by 3.7 percentage points during fiscal 2013 compared to fiscal 2012, or by $12.7 million.  Litigation settlements unfavorably impacted SG&A for fiscal 2013 by 0.2 percentage points, or by $4.4 million. The remaining increase in SG&A, as a percentage of net sales, was due primarily to a 3.5 percentage point deleverage impact from store-line, corporate and marketing expenses, and higher e-commerce transaction expenses resulting from the growth of this business.

SG&A, as a percentage of net sales, increased by 1.1 percentage points during fiscal 2012 compared to fiscal 2011, or by $35.0 million.  The increase in SG&A, as a percentage of net sales, was due primarily to a 1.2 percentage point deleverage impact from store-line, corporate and marketing expenses, and higher e-commerce transaction expenses resulting from the growth of this business.

(Loss) Income from Operations

As a result of the above, loss from operations was $(185.2) million for fiscal 2013, compared with income from operations of $59.5 million for fiscal 2012 and $113.5 million for fiscal 2011. The income from operations from our international licensing segment was $20.0 million for fiscal 2013, compared with of $6.3 million for fiscal 2012 and $2.8 million for fiscal 2011. The increase from international licensing was due to the increase in licensee locations as discussed above.

Income Tax (Benefit) Provision

The effective tax rate was 23.8% for fiscal 2013, compared to 40.8% for fiscal 2012 and 38.5% for fiscal 2011.  The effective tax rate for fiscal 2013 was unfavorably impacted by $30.6 million from the establishment of valuation allowances against federal, state and Canadian deferred tax assets. We expect that our effective tax rate for fiscal 2014 will continue to be unfavorably impacted by the establishment of valuation allowances against deferred tax assets.

The increase in the effective tax rate during fiscal 2012 was due primarily from the lower overall profitability in fiscal 2012 and mix of Canadian losses and U.S. taxable income, as well as favorable tax accrual adjustments in fiscal 2011.

Net (Loss) Income and (Loss) Earnings Per Share

As a result of the above, net loss was $(141.8) million, or $(1.81) per diluted share, for fiscal 2013, compared with net income of $34.9 million, or $0.43 per diluted share, for fiscal 2012 and net income of $69.5 million, or $0.85 per diluted share, for fiscal 2011.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling or updating of existing stores, and the improvement or enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Generally, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to meet our cash requirements for the next twelve months through existing cash and cash equivalents and by utilizing our revolving credit facility. At February 1, 2014, we had working capital of $136.3 million, cash and cash equivalents of $106.5 million and no debt outstanding under our revolving credit facility. On February 21, 2014, we increased the aggregate borrowing capacity under our revolving credit facility from $175.0 million to $230.0 million (see Note 8 to the Notes to Consolidated Financial Statements for a further discussion).

On March 13, 2014, we signed a commitment letter with Sycamore Partners and its affiliates for $150.0 million in senior secured credit facilities (see Note 16 to the Notes to Consolidated Financial Statements for a further discussion regarding this commitment letter).

Additionally, while we have in the past repurchased our common stock under a stock repurchase program (see Note 4 to the Notes to Consolidated Financial Statements), we do not currently expect to do so during fiscal 2014. In November 2012, we used $25.2 million of cash on hand as partial consideration to acquire the assets of GoJane (see Note 2 to the Notes to Consolidated Financial Statements for further discussion regarding this acquisition).

The following table sets forth our cash flows for the period indicated (in thousands):

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net cash (used in) provided by operating activities	$(38,373)	$144,811	$129,301
Net cash used in investing activities	(84,470)	(97,484)	(73,323)
Net cash used in financing activities	(1,387)	(39,501)	(98,179)
Effect of exchange rate changes	(754)	(37)	360
Net (decrease) increase in cash and cash equivalents	$(124,984)	$7,789	$(41,841)

Operating Activities

Cash flows from operating activities decreased by $183.2 million to $(38.4) million in fiscal 2013 from $144.8 million in the prior year.  This decrease was due primarily to the decrease in net income of $176.8 million as well as cash used for merchandise inventory, and income taxes receivable resulting from the fiscal 2013 taxable loss. Merchandise inventory increased by 11% in total, or 12% on a per retail square foot basis as of February 1, 2014 compared February 2, 2013. The above mentioned decreases in cash from operating activities were partially offset by an increase in cash flows from accounts payable of $62.3 million, as a result of the increase in merchandise inventory and the timing of certain payments.

Cash flows from operating activities increased by $15.5 million to $144.8 million in fiscal 2012 from $129.3 million in the prior year.  This increase was due primarily to the decreases in cash flows used for accrued compensation of $11.4 million, and income taxes of $22.2 million as well as timing of operating assets and liabilities, and was partially offset by the decrease in net income.

Investing Activities

During fiscal 2014, we plan to invest approximately $22.0 million in capital expenditures to open approximately seven Aéropostale stores, approximately one P.S. from Aéropostale store, to remodel, either full or partial, approximately 10 stores and for a number of information technology investments.  Additionally, in an on-going effort to optimize our real estate portfolio, we are considering approximately 170 to 180 locations for potential store closure. Such program began in 2013 and is expected to continue over the next several years.  Of these, we endeavor to close approximately 50 Aéropostale stores and two P.S. from Aéropostale stores in 2014, in addition to the 48 Aéropostale and one P.S. from Aéropostale store we closed during fiscal 2013.  We have also retained a real estate consulting firm to investigate the economics of accelerated lease buyouts, as well as to identify opportunities for rent relief across our portfolio. We have authorized these consultants to enter into negotiations on our behalf regarding early lease buyouts and lease negotiations in 2014.  The results derived from the real estate consulting firm retained by us may alter the number of store closures and the timing for such closures.

We invested $84.1 million in capital expenditures in fiscal 2013, primarily to construct 13 new Aéropostale stores, 52 P.S. from Aéropostale stores, to remodel 32 existing stores and for a number of information technology investments.  Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and other strategic investments.

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

Financing Activities

We have the ability to repurchase our common stock under a stock repurchase program. The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading windows, and liquidity and capital resource requirements going forward. We did not repurchase shares of our common stock during fiscal 2013 under the stock repurchase program, and we do not currently expect to do so during fiscal 2014.  During fiscal 2012 and 2011, we repurchased 3.0 million shares for $40.8 million and 4.2 million shares for $100.1 million, respectively. Under the program to date, we have repurchased 60.1 million shares of our common stock for $1.0 billion.  As of February 1, 2014, we have approximately $104.4 million of repurchase authorization remaining under our $1.15 billion share repurchase program. We withheld 0.1 million shares for minimum statutory withholding taxes of $1.6 million related to the vesting of stock awards during fiscal 2013.

Revolving Credit Facility

In September 2011, we together with certain of our direct and indirect subsidiaries entered into a Third Amended and Restated Loan and Security Agreement with the Lenders party thereto, and Bank of America, N.A., as agent for the ratable benefit of the Credit Parties (the “Credit Facility”). The Credit Facility originally provided for a revolving credit line up to $175.0 million. The Credit Facility is available for working capital and general corporate purposes. The Credit Facility is scheduled to expire on September 22, 2016, and is guaranteed by all of our domestic subsidiaries (the “Guarantors”). No amounts were outstanding during fiscal 2013 or as of February 1, 2014 under the Credit Facility. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Agreement in the event of our election to draw funds in the foreseeable future.

On February 21, 2014, the Company, certain of its direct and indirect subsidiaries, including GoJane LLC, the Lenders party thereto, and Bank of America, N.A., as agent for the ratable benefit of the Credit Parties (in such capacity, the “Agent”), entered into a Joinder and First Amendment to Third Amended and Restated Loan and Security Agreement and Amendment to Certain Other Loan Documents (the “First Amendment”). The First Amendment amended the Credit Facility, among other things, to increase from $175.0 million to $230.0 million the aggregate amount of loans and other extensions of credit available to the Borrower under the Credit Facility by (i) the addition of a $30.0 million first-in, last-out revolving loan facility based on the appraised value of certain intellectual property of the Company, and (ii) an increase in the Company’s existing revolving credit facility by $25.0 million, from $175.0 million to $200.0 million (which continues to include a $40.0 million sublimit for the issuance of letters of credit). In addition, the accordion feature of the Credit Facility, under which the Company may request an increase in the commitments of the Lenders thereunder from time to time, was reduced from $75.0 million to $50.0 million. GoJane, an indirect wholly-owned subsidiary of the Company, also joined the credit facility as a new guarantor.

Loans under the Credit Facility are secured by substantially all of our assets and are guaranteed by the Guarantors. Upon the occurrence of a Suspension Event (which is defined in the Credit Facility as an event of default or any occurrence, circumstance or state of facts which would become and event of default after notice, or lapse of time, or both) or, in certain circumstances, a Cash Dominion Event (which is defined in the Credit Facility as either any event of default or failure to maintain availability in an amount greater than 12.5% of the lesser of the borrowing base and facility commitment), our ability to borrow funds, make investments, pay dividends and repurchase shares of our common stock may be limited, among other limitations. Direct borrowings under the Credit Facility bear interest at a margin over either LIBOR or at the Prime Rate (as each such term is defined in the Credit Facility).

The Credit Facility also contains covenants that, subject to specified exceptions, restrict our ability to, among other things:

•	incur additional debt or encumber assets of the Company;

•	merge with or acquire other companies, liquidate or dissolve;

•	sell, transfer, lease or dispose of assets; and

•	make loans or guarantees.

Events of default under the Credit Facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default on leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, failure to maintain specified availability levels, business failure or application for bankruptcy, institution of legal process or proceedings under federal, state or civil statutes, legal challenges to loan documents and a change in control. Upon the occurrence of an event of default under the Credit Facility, the Lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable, and the Agent may, and at the request of will be entitled to take various actions, including the acceleration of amounts due thereunder and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral.

The Company is subject to certain restrictions and a financial covenant requiring the maintenance of minimum availability levels based upon the lesser of 10% of: the borrowing base or commitments, as defined in the Credit Facility.

Availability under the Credit Facility is based on a borrowing base consisting of merchandise inventory, certain intellectual property and receivables.

During fiscal 2013 and as of February 1, 2014, we had no outstanding balances under the Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of February 1, 2014, the outstanding letter of credit was $0.2 million and expires on June 30, 2014. We do not have any other stand-by or commercial letters of credit as of February 1, 2014 under the Credit Facility.

As of February 1, 2014, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of February 1, 2014:

		Payments Due by Period
		Less Than	1 -3	3 -5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Contractual Obligations:
Real estate operating leases	$948,111	$148,765	$255,957	$212,809	$330,580
Equipment operating leases	6,939	3,799	3,140	—	—
Employment agreements	2,285	1,008	1,277	—	—
Total contractual obligations	$957,335	$153,572	$260,374	$212,809	$330,580

The real estate operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately 6% of minimum lease obligations in fiscal 2013. In addition, the above table does not include variable costs paid to landlords such as maintenance, insurance and taxes, which represented approximately 53% of minimum lease obligations in fiscal 2013.

In May 2013, we entered into an employment agreement with Thomas P. Johnson, our Chief Executive Officer, of which the base salary and other benefits are reflected in the above table (see Note 13 to the Notes to Consolidated Financial Statements).

As discussed in Note 10 to the Notes to Consolidated Financial Statements, we have a SERP liability of $10.6 million and other retirement plan liabilities of $3.8 million at February 1, 2014.  Such liability amounts are not reflected in the table above.

Our total liabilities for unrecognized tax benefits were $9.9 million at February 1, 2014. We cannot make a reasonable estimate of the amount and timing of related future payments for these non-current liabilities. Therefore these liabilities were not included in the above table.

In August 2011, we entered into a three-year sourcing agreement with one of our sourcing agents. The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement. In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two-year period during the term of the agreement. If we purchase less than this amount over the two-year measurement period, then we will be obligated to pay the contracted commission on the shortfall from the guaranteed minimum. We met all contractual minimum product purchase commitments as of February 1, 2014. In addition, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse the agent for costs and expenses, if any, that it had incurred. All other open purchase orders are cancellable without penalty and are therefore not included in the above table. We have not issued any other third party guarantees or commercial commitments as of February 1, 2014. Please see Note 16 to the Notes to Consolidated Financial Statements for a further discussion regarding a new potential sourcing arrangement.

In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of February 1, 2014, the outstanding letter of credit was $0.2 million and expires on June 30, 2014. We do not have any other stand-by or commercial letters of credit as of February 1, 2014.

The above table also does not include contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of conditional bonuses that may be paid is $1.0 million during fiscal 2014 and $0.5 million during fiscal 2015.

The above table does not reflect contingent purchase consideration related to the fourth quarter of 2012 acquisition of GoJane that is discussed in Note 2 to the Notes to Consolidated Financial Statements. The purchase price includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business during the five year period beginning on the acquisition date. The fair value of the contingent payments as of February 1, 2014 was estimated to be $7.4 million based on expected probability of payment and we have recorded such liability on a discounted basis, of which $1.6 million is included in accrued expenses and the balance is included in non-current liabilities.

During March 2014, we executed a lease assignment agreement and closed our 34th Street store in New York City. In connection with the assignment, we are required to place $2.4 million in an escrow account for the payment of real estate taxes.

The above table does not include various product license agreements that obligate us to pay the licensee at least the guaranteed minimum royalty amount based on sales of their products.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of February 1, 2014, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

The most significant estimates made by management include those made in the areas of merchandise inventory valuation, the supplemental executive retirement plan, impairment analysis of long-lived assets, impairment analysis of goodwill and intangible assets, and income taxes. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

Merchandise Inventory

Merchandise inventory consists of finished goods and is valued utilizing the cost method at lower of cost or market on a weighted average basis. We use estimates during interim periods to record a provision for inventory shortage. We also make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We believe that the carrying value of merchandise inventory is appropriate as of February 1, 2014. However, actual results may differ materially from those estimated and could have a material impact on our Consolidated Financial Statements. For example, a 10% difference in our estimate of the reserve on inventory at the lower of cost or market as of February 1, 2014 would have impacted net (loss) income by approximately $2.0 million for the fiscal year ended February 1, 2014.

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

A valuation allowance against our deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In determining the need for a valuation allowance, management considers all available positive and negative evidence, including historical operating results, forecasted future earnings, taxable income, the mix of earnings in the jurisdictions in which we operate, tax planning strategies and other relevant factors.  Management assesses the need for a valuation allowance based on our current and anticipated results of operations and after consideration of all available evidence.  The need for and the amount of valuation allowances can change in future periods if operating results and projections change significantly.

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

Long-Lived Assets

We periodically evaluate the need to recognize impairment losses relating to long-lived assets. Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. Factors we consider important that could trigger an impairment review include the following:

•	significant adverse change in the physical condition of the assets;

•	significant adverse changes in the manner in which the assets are used;

•	significant adverse changes to the strategy for our overall business;

•	significant adverse changes in legal factors, industry or economic trends;

•	store closings or;

•	historical and current operating losses combined with projections of continuing losses

In evaluating an asset for recoverability, we estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  Management makes assumptions and applies judgment to estimate future cash flows and the weighted average cost of capital.  The future cash flow projections include assumptions such as expected sales, gross profit, including occupancy costs, payroll costs and selling, general and administrative expenses.  In addition to historical results, current trends and corporate initiatives, many long-term macro-economic and industry factors are also considered, both quantitatively and qualitatively, in our future cash flow assumptions. These industry factors are driven by current economic conditions such as inflation, interest and unemployment rates. Additionally, management receives input from storeline operations related to the local economic conditions.

If the cumulative undiscounted cash flows are less than the carrying amount of the asset, the cash flows are then discounted at the Company’s weighted average cost of capital and compared to the carrying value of the asset. The result is a write down of the asset to fair value by recording an impairment charge.  Accordingly, we have recorded store impairment charges of $46.1 million for 230 stores in fiscal 2013 compared to $32.6 million for 119 stores in fiscal 2012 and $16.0 million for 39 stores in fiscal 2011 (see Note 3 to the Notes to Consolidated Financial Statements for a further discussion).  We believe that the carrying values of finite-lived assets, and their useful lives, are appropriate as of February 1, 2014. However, to the extent that actual cash flows differ materially from our projections, certain stores that are either not impaired or partially impaired may be further impaired in further periods. A 100 basis points decrease in each of our future comparable sales assumptions as of February 1, 2014, would have resulted in an additional impairment charge of $4.5 million. Alternatively, a 100 basis points decrease in each of our future gross margin assumptions as of February 1, 2014, would have resulted in an additional impairment charge of $4.9 million.

Goodwill and Intangible Assets

We estimate and record intangible assets, which primarily consists of trademarks and customer relationships at fair value at the acquisition date.  The fair value of these intangible assets is estimated based on management's assessment, considering independent third party appraisals, as warranted.   Goodwill represents the excess of purchase consideration for an acquired entity over the fair value amounts assigned to assets acquired and liabilities assumed in a business combination.

Goodwill and trademarks with an indefinite life are not amortized, but instead are assessed for impairment at least annually (at the beginning of our fourth fiscal quarter) based on comparisons of their respective fair values to their carrying values. Additionally, goodwill and intangible assets are tested for impairment if an event occurs or circumstances change that would indicate that the carrying amount of such assets may not be recoverable. Finite-lived intangible assets are amortized over their respective estimated useful lives and are evaluated for impairment annually (at the beginning of our fourth fiscal quarter) and whenever events or changes in circumstances indicate that their related carrying amounts may not be recoverable. We test goodwill at the reporting unit level.

In connection with the acquisition of substantially all of the assets of GoJane.com, Inc. on November 13, 2012, we allocated $13.9 million of the purchase prices to goodwill, which was also its carrying value as of February 1, 2014. The first step of the two-step goodwill impairment test is required to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the two-step goodwill impairment test is required to measure the goodwill impairment loss. The second step includes hypothetically valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.

A reporting unit is an operating segment for which discrete financial information is prepared and regularly reviewed by segment management. We have deemed our direct operating segment to be the reporting unit at which goodwill is tested for GoJane. During the fourth quarter of fiscal 2013, we completed our annual impairment testing of goodwill and we did not recognize any impairment charges because we determined that as of the date of our annual impairment review the fair value of the GoJane reporting unit exceeded its carrying amount.

In connection with the acquisitions of the assets of GoJane, we allocated $11.4 million purchase price to the trademarks, which was also its carrying value as of February 1, 2014. A trademark is considered impaired if the estimated fair value of the trademark is less than the carrying amount. If a trademark is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the trademark. The fair value of the trademarks is determined using an independent third party valuation specialist. During the fourth quarter of fiscal 2013, we completed our annual impairment review of the trademark and we did not recognize any impairment charges. The fair value of the GoJane trademarks exceeded its carrying amount as of the date of our annual impairment review.

These analyses require management to provide assumptions to the independent third party valuation specialist and to apply judgment, including forecasting future sales and expenses, and selecting appropriate discount rates and royalty rates, which can be affected by economic conditions and other factors that can be difficult to predict.

If actual results are not consistent with our estimates and assumptions of future operating performance used in the calculations, we may be required to record impairment charges.

Defined Benefit Retirement Plan

We maintain a SERP, which is a non-qualified defined benefit plan for certain officers. The plan is non-contributory, is not funded and provides benefits based on years of service and compensation during employment. Pension expense is determined using various actuarial cost methods to estimate the total benefits ultimately payable to officers, and this cost is allocated to service periods. The actuarial assumptions used to calculate pension costs are reviewed annually. We believe that these assumptions have been appropriate and that, based on these assumptions, the SERP non-current liability of $10.6 million is appropriately stated as of February 1, 2014. However, actual results may differ from those estimated and could have an impact on our Consolidated Financial Statements in the future.  For example, if we had changed the expected discount rate by 0.5% in fiscal 2013, pension expense would have changed by less than $0.1 million.

Recent Accounting Developments

See the section “Recent Accounting Developments” included in Note 1 to the Notes to Consolidated Financial Statements for a discussion of recent accounting developments and their impact on our Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As of February 1, 2014, we had no outstanding borrowings under our Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of February 1, 2014, the outstanding letter of credit was $0.2 million and expires on June 30, 2014. We do not have any other stand-by or commercial letters of credit as of February 1, 2014 under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk from interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency, are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss. The unrealized gain of approximately $0.8 million is included in accumulated other comprehensive loss as of February 1, 2014. A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $0.2 million, which would be recorded in other comprehensive (loss) income as an unrealized gain or loss.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aéropostale, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Aéropostale, Inc. and subsidiaries (the "Company") as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended February 1, 2014.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aéropostale, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 4, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte and Touche LLP

New York, New York
April 4, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aéropostale, Inc.
New York, New York

We have audited the internal control over financial reporting of Aéropostale, Inc. and subsidiaries (the "Company") as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended February 1, 2014 of the Company and our report dated April 4, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte and Touche LLP

New York, New York
April 4, 2014

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	February 1, 2014	February 2, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$106,517	$231,501
Merchandise inventory	172,311	155,463
Income taxes receivable	50,388	7,691
Prepaid rent	21,116	19,692
Prepaid expenses and other current assets	26,289	25,593
Total current assets	376,621	439,940
Fixtures, equipment and improvements, net	235,401	262,778
Goodwill	13,919	13,919
Intangible assets, net	14,661	15,413
Other assets	7,039	8,794
TOTAL ASSETS	$647,641	$740,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$138,245	$89,991
Accrued expenses and other current liabilities	102,116	113,515
Total current liabilities	240,361	203,506

Non-current liabilities	126,588	126,974

Commitments and contingent liabilities

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 78,616 and 78,279 shares issued	786	783
Additional paid-in capital	231,202	216,067
Accumulated other comprehensive (loss) income	(1,183)	190
Retained earnings	51,493	193,324
Treasury stock at cost; 118 and 0 shares	(1,606)	—
Total stockholders’ equity	280,692	410,364
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$647,641	$740,844

See Notes to Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net sales	$2,090,902	$2,386,178	$2,342,260
Cost of sales (includes certain buying, occupancy and warehousing expenses)	1,733,539	1,796,821	1,733,916
Gross profit	357,363	589,357	608,344
Selling, general and administrative expenses	542,569	529,846	494,829
(Loss) income from operations	(185,206)	59,511	113,515
Interest expense, net	913	485	417
(Loss) income before income taxes	(186,119)	59,026	113,098
Income tax (benefit) provision	(44,288)	24,103	43,583
Net (loss) income	$(141,831)	$34,923	$69,515
Basic (loss) earnings per share	$(1.81)	$0.44	$0.86
Diluted (loss) earnings per share	$(1.81)	$0.43	$0.85
Weighted average basic shares	78,455	80,069	81,208
Weighted average diluted shares	78,455	80,494	81,811

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net (loss) income	$(141,831)	$34,923	$69,515
Other comprehensive (loss) income:
Pension liability, net of income taxes of $1,215, $345 and $443, respectively	534	817	(535)
Foreign currency translation adjustment (See Note 4)	(1,907)	212	139
Other comprehensive (loss) income	(1,373)	1,029	(396)
Comprehensive (loss) income	$(143,204)	$35,952	$69,119

See Notes to Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Treasury Stock, at Cost		Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	(Loss) Income	Earnings	Total
	(In thousands)
BALANCE, JANUARY 29, 2011	90,692	$907	$195,401	(6,112)	$(152,992)	$(443)	$389,764	$432,637
Net income	—	—	—	—	—	—	69,515	69,515
Stock options exercised	110	3	1,483	—	—	—	—	1,486
Pension liability (net of tax of $443)	—	—	—	—	—	(535)	—	(535)
Excess tax benefit from stock-based compensation	—	—	453	—	—	—	—	453
Repurchase of common stock	—	—	—	(4,163)	(100,118)	—	—	(100,118)
Issuance of treasury stock	—	—	(44)	3	80	—	—	36
Stock-based compensation	—	—	9,377	—	—	—	—	9,377
Foreign currency translation adjustment	—	—	—	—	—	139	—	139
Vesting of stock	457	3	—	(157)	(3,559)	—	—	(3,556)
BALANCE, JANUARY 28, 2012	91,259	913	206,670	(10,429)	(256,589)	(839)	459,279	409,434
Net income	—	—	—	—	—	—	34,923	34,923
Stock options exercised	50	—	724	—	—	—	—	724
Pension liability (net of tax of $345)	—	—	—	—	—	817	—	817
Excess tax benefit from stock-based compensation	—	—	617	—	—	—	—	617
Repurchase of common stock	—	—	—	(3,000)	(40,842)	—	—	(40,842)
Stock-based compensation	—	—	8,056	—	—	—	—	8,056
Foreign currency translation adjustment	—	—	—	—	—	212	—	212
Vesting of stock	566	6	—	(167)	(3,583)	—	—	(3,577)
Retirement of treasury stock	(13,596)	(136)	—	13,596	301,014	—	(300,878)	—
BALANCE, FEBRUARY 2, 2013	78,279	783	216,067	—	—	190	193,324	410,364
Net loss	—	—	—	—	—	—	(141,831)	(141,831)
Stock options exercised	21	—	219	—	—	—	—	219
Pension liability (net of tax of $1,215)	—	—	—	—	—	534	—	534
Excess tax deficiencies from stock-based compensation	—	—	(1,404)	—	—	—	—	(1,404)
Stock-based compensation	—	—	16,320	—	—	—	—	16,320
Foreign currency translation adjustment	—	—	—	—	—	(1,907)	—	(1,907)
Vesting of stock	316	3	—	(118)	(1,606)	—	—	(1,603)
BALANCE, FEBRUARY 1, 2014	78,616	$786	$231,202	(118)	$(1,606)	$(1,183)	$51,493	$280,692

See Notes to Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(141,831)	$34,923	$69,515
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	63,634	65,593	65,113
Asset impairment charges	46,070	32,633	16,036
Stock-based compensation	18,078	8,056	9,413
Amortization of tenant allowances	(13,499)	(13,118)	(12,932)
Amortization of deferred rent expense	2,427	4,314	5,775
Amortization of intangible assets	752	187	—
Pension expense	2,945	2,376	1,889
Deferred income taxes	(1,760)	(8,860)	9,679
Excess tax benefits from stock-based compensation	—	(617)	(453)
Other	397	—	—
Changes in operating assets and liabilities:
Merchandise inventory	(17,944)	11,256	(7,095)
Prepaid taxes and other assets	(43,715)	(4,645)	(14,219)
Accounts payable	48,909	(13,430)	512
Accrued expenses and other liabilities	(2,836)	26,143	(13,932)
Net cash (used in) provided by operating activities	(38,373)	144,811	129,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of GoJane.com, Inc.	(381)	(25,175)	—
Capital expenditures	(84,089)	(72,309)	(73,323)
Net cash used in investing activities	(84,470)	(97,484)	(73,323)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(1,606)	(40,842)	(100,118)
Proceeds from exercise of stock options	219	724	1,486
Excess tax benefits from stock-based compensation	—	617	453
Net cash used in financing activities	(1,387)	(39,501)	(98,179)

Effect of exchange rate changes	(754)	(37)	360
Net (decrease) increase in cash and cash equivalents	(124,984)	7,789	(41,841)
Cash and cash equivalents, beginning of year	231,501	223,712	265,553
Cash and cash equivalents, end of year	$106,517	$231,501	$223,712
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$12,836	$21,009	$49,964
Accruals related to purchases of property and equipment	$2,460	$2,030	$1,397
Contingent and additional consideration liability related to GoJane acquisition	$—	$7,400	$—

See Notes to Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Organization

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated or unless the context otherwise requires. We are a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through our Aéropostale stores and 4 to 12 year-old kids through our P.S. from Aéropostale stores.  As of February 1, 2014, we operated 949 Aéropostale stores, consisting of 871 stores in all 50 states and Puerto Rico, 78 stores in Canada, as well as 151 P.S. from Aéropostale stores in 31 states and Puerto Rico.  In addition, pursuant to various licensing agreements, our licensees operated 95 Aéropostale locations and one Aéropostale and P.S. from Aéropostale combination location in the Middle East, Asia, Europe and Latin America as of February 1, 2014.

In November 2012, we acquired substantially all of the assets of online women's fashion footwear and apparel retailer GoJane.com, Inc. (“GoJane”). Based in Ontario, California, GoJane focuses primarily on fashion footwear, with a select offering of contemporary apparel and other accessories. See Note 2 for additional information on the acquisition of GoJane.

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

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31. Fiscal 2013 was the 52-week period ended February 1, 2014, fiscal 2012 was the 53-week period ended February 2, 2013 and fiscal 2011 was the 52-week period ended January 28, 2012. Fiscal 2014 will be the 52-week period ending January 31, 2015.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimated.

The most significant estimates made by management include those made in the areas of merchandise inventory valuation, the supplemental executive retirement plan, impairment analysis of long-lived assets, impairment analysis of goodwill and intangible assets and income taxes. Management periodically evaluates estimates used in the preparation of the Consolidated Financial Statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

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

During fiscal 2013 and 2012, we sourced approximately 83% and 84%, respectively, of our merchandise from our top five merchandise vendors.  The loss of any of these sources could adversely impact our ability to operate our business.

Seasonality

Our business is highly seasonal, and historically we have realized a significant portion of our sales and cash flow in the second half of the fiscal year, attributable to the impact of the back-to-school selling season in the third quarter and the holiday selling season in the fourth quarter. Additionally, working capital requirements fluctuate during the year, increasing in mid-summer in anticipation of the third and fourth quarters.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of our Canadian subsidiary have been translated into United States dollars by translating balance sheet accounts at the year-end exchange rate and statement of operations accounts at the average exchange rates for the year. Foreign currency translation gains and losses are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive (loss) income and are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.  The balance of the unrealized foreign currency translation adjustment included in accumulated other comprehensive (loss) income was income of $0.8 million as of February 1, 2014 compared to $2.7 million as of February 2, 2013.  Foreign currency transaction gains and losses are charged or credited to earnings as incurred.

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

We currently have one financial liability measured at fair value. See Note 2 for fair value measurements related to GoJane liabilities. ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

The fair value of cash and cash equivalents, receivables (included in other current assets), and accounts payable approximates their carrying value due to their short-term maturities. Cash and cash equivalents include money market investments valued as Level 1 inputs in the fair value hierarchy of $82.4 million as of February 1, 2014 and $176.3 million as of February 2, 2013.

Merchandise Inventory

Merchandise inventory consists of finished goods and is valued utilizing the cost method at the lower of cost or market determined on a weighted average basis. Merchandise inventory includes warehousing, freight, merchandise and design costs as an inventory product cost. We make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We recorded adjustments to reduce the carrying value of inventory and increase cost of sales for lower of cost or market of $27.6 million as of February 1, 2014 and $15.0 million as of February 2, 2013.

Vendor Rebates

We receive vendor rebates from certain merchandise suppliers. The vendor rebates are earned as we receive merchandise from the suppliers and are computed at an agreed upon percentage of the purchase amount. Vendor rebates are recorded as a reduction of merchandise inventory, and are then recognized as a reduction of cost of sales when the related inventory is sold. Vendor rebates recorded as a reduction of the carrying value of merchandise inventory were $0.9 million as of February 1, 2014 and $1.6 million as of February 2, 2013. Vendor rebates recorded as a reduction of cost of sales were $9.7 million for fiscal 2013, $10.1 million for fiscal 2012, and $13.0 million for fiscal 2011.

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

Goodwill and trademarks with an indefinite life are not amortized, but instead are assessed for impairment annually based on comparisons of their respective fair values to their carrying values. Additionally, goodwill and intangible assets are tested for impairment if an event occurs or circumstances change that would indicate that the carrying amount of such assets may not be recoverable. We perform our annual impairment test for goodwill and indefinite lived intangible assets at the beginning of the fourth quarter each fiscal year.

The Company determines fair value through multiple valuation techniques, including income and market approaches. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared with the carrying value of its reporting unit goodwill to determine the appropriate impairment charge. The Company estimates the fair value of its reporting unit using widely accepted valuation techniques. These techniques use a variety of assumptions including projected market conditions, discount rates and future cash flows. The impairment analysis requires judgments and estimates of future revenues, gross margin rates, expenses and the weighted average cost of capital.  We base these estimates upon our past and expected future performance.  We believe our estimates are appropriate in light of current market conditions.  However, actual results may differ materially from those estimated which could result in impairments of goodwill and intangible assets in future periods, and could have a material impact on our Consolidated Financial Statements.

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

Evaluation for Long-Lived Asset Impairment

We periodically evaluate the need to recognize impairment losses relating to long-lived assets in accordance with FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”).  Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the cumulative undiscounted cash flows are less than the carrying amount of the asset, the cash flows are then discounted at the Company’s weighted average cost of capital and compared to the carrying value of the assets. The result is a write down of the asset to fair value by recording an impairment charge.  The estimation of fair value is measured by discounting expected future cash flows.   The recoverability assessment related to store-level assets requires judgments and estimates of future revenues, gross margin rates, store expenses and the weighted average cost of capital.  We base these estimates upon our past and expected future performance.  We believe our estimates are appropriate in light of current market conditions.  However, actual results may differ materially from those estimated which could result in additional impairments of store long-lived assets in future periods, and could have a material impact on our Consolidated Financial Statements (See Note 3 for a further discussion).

Pre-Opening Expenses

New store pre-opening costs are expensed as they are incurred.
Leases

Our store operating leases typically provide for fixed non-contingent rent escalations. Rent payments under our store leases typically commence when the store opens.  These leases include a pre-opening period that allows us to take possession of the property to fixture and merchandise the store. We recognize rent expense on a straight-line basis over the non-cancelable term of each individual underlying lease, commencing when we take possession of the property (see Note 13 for further information regarding leases).

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

Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores, and at the time our e-commerce customers take possession of merchandise. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized.  Also included in sales revenue is shipping revenue from our e-commerce customers.  Sales tax collected from customers is excluded from revenue and is included in accrued expenses on our Consolidated Balance Sheets.  Revenue from international licensing arrangements is recognized when earned in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum royalty levels.  We recorded revenue related to international licensing arrangements in net sales of $21.5 million in fiscal 2013, $7.2 million in fiscal 2012 and $4.0 million in fiscal 2011. Additionally, we recorded net sales related to gift card breakage income of $5.8 million in fiscal 2013, $3.7 million in fiscal 2012 and $5.6 million in fiscal 2011 (see Note 6).

We have a loyalty rewards program for our customers in the P.S. from Aéropostale stores. Accordingly, we have recorded a deferred sales liability within accrued expenses in connection with this program. The amount recorded was not material to the consolidated financial statements.

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

Self-Insurance

We self-insure our workers compensation claims and our employee medical benefits. The recorded liabilities for these obligations are calculated primarily using historical experience and current information. The liabilities include amounts for actual claims and estimated claims incurred but not yet reported.  Self-insurance liabilities were $5.2 million at February 1, 2014 and $5.1 million at February 2, 2013.  We paid workers compensation claims of $0.9 million in fiscal 2013, $1.0 million in fiscal 2012 and $0.8 million in fiscal 2011.  In addition, we paid employee medical claims of $16.2 million in fiscal 2013, $14.1 million in fiscal 2012 and $13.8 million in fiscal 2011.

Retirement Benefit Plans

Our retirement benefit plan costs are accounted for using actuarial valuations required by FASB ASC Topic 715 “Compensation – Retirement Benefits” (“ASC 715”).  ASC 715 requires an entity to recognize the funded status of its defined pension plans on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive (loss) income, net of income taxes (see Note 11 for a further discussion).

Marketing Costs

Marketing costs, which include e-commerce, print, radio and other media advertising, are expensed at the point of first broadcast or distribution, and were $22.4 million in fiscal 2013, $17.5 million in fiscal 2012, and $11.8 million in fiscal 2011.

Stock-Based Compensation

We follow the provisions from the FASB ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”). Under such guidance, all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the statements of operations (see Note 10 for a further discussion).

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

ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded.  Interest and penalties, if any, are recorded within the provision for income taxes in our Consolidated Statements of Operations and are classified on the Consolidated Balance Sheets with the related liability for uncertain tax contingency liabilities.

A valuation allowance against our deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In determining the need for a valuation allowance, management considers all available positive and negative evidence, including historical operating results, forecasted future earnings, taxable income, the mix of earnings in the jurisdictions in which we operate, tax planning strategies and other relevant factors.  The need for and the amount of valuation allowances can change in future periods if operating results and projections change significantly.

Reclassifications

Certain reclassifications were made to prior year amounts to conform to the current period presentation, specifically we separately presented prepaid rent in the Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013.

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

In February 2013, the FASB issued Accounting Standards Update 2013-02, Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 contains new requirements related to the presentation and disclosure of items that are reclassified out of other comprehensive (loss) income. These requirements provide financial statement users with a more comprehensive view of items that are reclassified out of other comprehensive (loss) income. This ASU is effective for the Company's fiscal year and interim periods beginning after December 15, 2012, and is to be applied prospectively. The adoption of ASU 2013-02 did not have a material effect on the Company's consolidated financial statements.

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

The purchase price also includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business during the five year period beginning on the acquisition date (the "GJ Performance Plan"). These performance payments are not contingent upon continuous employment by the two individual stockholders. The GJ Performance Plan liability is measured at fair value using Level 3 inputs as defined in the fair value hierarchy. The fair value of the contingent payments as of the acquisition date was estimated to be $7.0 million. This was based on a weighted average expected achievement probability and a discount rate over the expected payment stream. Each quarter, we remeasure the GJ Performance Plan liability at fair value.

The following table provides a reconciliation of the beginning and ending balances of the GJ Performance Plan measured at fair value using significant unobservable inputs (Level 3):

	February 1, 2014	February 2, 2013
	(In thousands)
Balance at beginning of period	$7,019	$—
Accretion of interest expense	397	—
Fair value of GJ Performance Plan on date of acquisition	—	7,019
Balance at end of period	$7,416	$7,019

Of the $7.4 million liability as of February 1, 2014, $1.6 million is included in accrued expenses and the balance is included in non-current liabilities.

Net Assets Acquired

Total consideration of $32.6 million was allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date, as follows, with the remaining unallocated purchase price recorded to goodwill (in thousands):

Total cash consideration	$25,556

Assets acquired:
Inventory	2,961
Other assets	162
Intangible assets:
Trademarks	11,400
Customer relationships	3,400
E-commerce software platform	800

Total assets acquired	$18,723

Liabilities assumed	(67)
Contingent consideration recognized	(7,019)

Net assets acquired	$11,637

Goodwill	$13,919

We estimated the fair values of the acquired intangible assets based on discounted cash flow models using estimates and assumptions regarding future operations and cash flows. We determined that the trademarks have an indefinite life and will not be amortized. These trademarks are tested annually for impairment along with the goodwill recorded for the purchase. The customer relationships are being amortized over their estimated useful life of seven years on a straight-line basis, which approximates the pattern of expected economic benefit. The e-commerce software platform is being amortized over its estimated useful life of three years on a straight-line basis.

Goodwill is equal to the excess of the purchase price over the fair value of the net assets acquired, and represents benefits from the acquisition that are not attributable to individually identified and separately recognized assets. Those benefits include the expected opportunity to expand into new fashion categories online, and to leverage our existing infrastructure to develop and grow the GoJane business. The goodwill is deductible for tax purposes. All goodwill is related to the GoJane reporting unit.

We evaluate all indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the fourth quarter of 2013, we performed our annual impairment test for goodwill and other indefinite-lived intangible assets. No impairment of goodwill or other intangible assets resulted from any of these tests. There are no cumulative goodwill impairment charges recorded to date.

Other Consideration

Also, in connection with the GoJane acquisition, we granted shares of our non-vested common stock ("Restricted Shares") to the two individual stockholders of GoJane. If the aggregate dollar value of the Restricted Shares on the vesting date is less than $8.0 million, then we shall pay to the two individual stockholders an amount in cash equal to the difference between $8.0 million and the fair market value of the Restricted Shares on the vesting date. As of February 1, 2014 and during fiscal 2013, we recorded additional compensation expense and a corresponding liability of $1.5 million based on the Company's stock price as of February 1, 2014.

Acquisition related costs were not material for any period presented in our Consolidated Financial Statements.

Intangible Assets

Intangible assets consist of the following:

	February 1, 2014
Description	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Intangible assets subject to amortization:
Customer relationships	$3,400	$607	$2,793
E-commerce software platform	800	332	468
Total intangible assets subject to amortization	4,200	939	3,261

Intangible assets not subject to amortization:
Trademarks	11,400	—	11,400

Total intangible assets	$15,600	$939	$14,661

	February 2, 2013
Description	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Intangible assets subject to amortization:
Customer relationships	$3,400	$121	$3,279
E-commerce software platform	800	66	734
Total intangible assets subject to amortization	4,200	187	4,013

Intangible assets not subject to amortization:
Trademarks	11,400	—	11,400

Total intangible assets	$15,600	$187	$15,413

Amortization

We recognized amortization expense on intangible assets of $0.8 million in fiscal 2013 and $0.2 million in fiscal 2012. We amortize our finite-lived intangible assets primarily over the following weighted-average periods: customer relationships - seven years; and e-commerce software platform - three years. In addition, the weighted-average life of all finite-lived intangibles assets is six years. Based on the amount of intangible assets subject to amortization as of February 1, 2014, the expected amortization for each of the next five fiscal years and thereafter is as follows:

Amortization Expense
(In thousands)
Fiscal 2014	$752
Fiscal 2015	686
Fiscal 2016	486
Fiscal 2017	486
Fiscal 2018	486
Thereafter	365
Total	$3,261

3.   Store Asset Impairment Charges

We recorded store asset impairment charges of $46.1 million in fiscal 2013 primarily for 230 stores. We recorded store asset impairment charges of $32.6 million in fiscal 2012 for 119 stores and $16.0 million in fiscal 2011 for 39 stores.  These charges were included in cost of sales.  These amounts included the write-down of long-lived assets at stores that were assessed for impairment because of (a) changes in circumstances that indicated the carrying value of assets may not be recoverable, or (b) management’s intention to relocate or close stores.  Impairment charges were primarily related to revenues and/or gross margins not meeting targeted levels at the respective stores as a result of macroeconomic conditions, location related conditions and other factors that are negatively impacting the sales and cash flows of these locations.

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

The table below sets forth by level within the fair value hierarchy the fair value of long-lived assets for which an impairment was recognized during the year (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses
February 1, 2014:
Long-lived assets held and used	$—	$—	$11,687	$11,687	$46,070

February 2, 2013:
Long-lived assets held and used	$—	$—	$4,237	$4,237	$32,633

January 28, 2012:
Long-lived assets held and used	$—	$—	$979	$979	$16,036

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360, long-lived assets held and used with a carrying amount of $57.8 million were written down to their fair value, resulting in an impairment charge of $46.1 million, which was included in the statement of operations for fiscal 2013. For fiscal 2012, long-lived assets held and used with a carrying amount of $36.8 million were written down to their fair value, resulting in an impairment charge of $32.6 million, which was included in the statement of operations. For fiscal 2011, long-lived assets held and used with a carrying amount of $17.0 million were written down to their fair value, resulting in an impairment charge of $16.0 million, which was included in the statement of operations.

4.  Stockholders’ Equity

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

The Rights will expire upon the close of business on the earliest to occur of (i) November 26, 2014, (ii) the date on which the rights are redeemed or exchanged by the Company in accordance with the Rights Agreement and (iii) the date of the Company’s 2014 annual meeting of stockholders if requisite stockholder approval of the Rights Agreement is not obtained at such meeting.

On March 13, 2014, the Company entered into an Amendment to that certain Rights Agreement, dated as of November 26, 2013, by and between the Company and American Stock Transfer & Trust Company, LLC (the “Amendment”). The Amendment modifies the defined term “Existing Holder” so as to include Lemur LLC and its affiliates and associates (including Sycamore) as an Existing Holder.

Stock Repurchase Program

We have the ability to repurchase our common stock under a stock repurchase program, which was announced on December 9, 2003. The repurchase program may be modified or terminated by the Board of Directors at any time and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward. During fiscal 2013, we did not repurchase shares of our common stock under our stock repurchase program.  During fiscal 2012 and 2011, we repurchased 3.0 million shares for $40.8 million and 4.2 million shares for $100.1 million, respectively. Under the program to date, we have repurchased 60.1 million shares of our common stock for $1.0 billion.  As of February 1, 2014, we have approximately $104.4 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

In addition to the above program, we withheld 0.1 million shares for minimum statutory withholding taxes of $1.6 million related to the vesting of stock awards during fiscal 2013.

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

Accumulated Other Comprehensive (Loss) Income

The following table sets forth the components of accumulated other comprehensive (loss) income:

	February 1, 2014	February 2, 2013
	(In thousands)
Pension liability, net of tax	$(2,007)	$(2,541)
Cumulative foreign currency translation adjustment [1]	824	2,731
Total accumulated other comprehensive (loss) income	$(1,183)	$190

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

The changes in components in accumulated other comprehensive loss for fiscal 2013 are as follows:

	February 1, 2014
	Pension Liability	Foreign Currency Translation	Total
	(In thousands)
Beginning balance at February 3, 2013	$(2,541)	$2,731	$190
Other comprehensive loss before reclassifications	—	(1,907)	(1,907)
Reclassified from accumulated other comprehensive loss	1,749	—	1,749
Tax effect on pension liability	(1,215)	—	(1,215)
Net current-period other comprehensive income (loss)	534	(1,907)	(1,373)
Ending balance at February 1, 2014	$(2,007)	$824	$(1,183)

The details related to the reclassifications out of accumulated comprehensive loss are as follows:

	February 1, 2014
	(In thousands)
Amortization of defined benefit plan items:
Net loss	$849	[1]
Amortization of loss	276	[1]
Amortization of prior service cost	74	[1]
Settlement loss	577	[1]
Total before tax	$1,776
Other before tax	(27)
	1,749
Tax expense	(1,215)
Net of tax	$534

1 These accumulated other comprehensive loss components are included in the computation of net periodic benefit cost (see Note 11 for additional details).

5.  Fixtures, Equipment and Improvements

Fixtures, equipment and improvements consist of the following (in thousands):

	February 1, 2014	February 2, 2013
Leasehold improvements	$316,581	$324,386
Fixtures and equipment	144,767	145,060
Computer equipment and software	127,773	111,022
Construction in progress	3,615	2,593
	592,736	583,061
Less accumulated depreciation and amortization	357,335	320,283
	$235,401	$262,778

Depreciation and amortization expense related to fixtures, equipment and improvements was $63.6 million in fiscal 2013, $65.6 million in fiscal 2012, and $65.1 million in fiscal 2011.

6.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	February 1, 2014	February 2, 2013
	(In thousands)
Accrued gift cards	$27,783	$29,630
Accrued compensation	16,939	15,808
Accrued rent	6,574	11,101
Accrued income taxes	681	13,078
Current portion of SERP liability	—	2,146
Other	50,139	41,752
Total accrued expenses and other current liabilities	$102,116	$113,515

7.  Non-current Liabilities

Non-current liabilities consist of the following:

	February 1, 2014	February 2, 2013
	(In thousands)
Deferred rent	$46,831	$44,875
Deferred tenant allowance	51,189	56,096
Retirement benefit plan liabilities	14,339	13,454
Uncertain tax contingency liabilities	3,702	2,740
Other	10,527	9,809
Total non-current liabilities	$126,588	$126,974

8.  Revolving Credit Facility

In September 2011, we entered into an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”). The Credit Facility originally provided for a revolving credit line up to $175.0 million. The Credit Facility is available for working capital and general corporate purposes. The Credit Facility is scheduled to expire on September 22, 2016, and is guaranteed by all of our domestic subsidiaries (the “Guarantors”). No amounts were outstanding during fiscal 2013 or as of February 1, 2014 under the Credit Facility. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Agreement in the event of our election to draw funds in the foreseeable future.

On February 21, 2014, the Company, certain of its direct and indirect subsidiaries, including GoJane LLC, the Lenders party thereto, and Bank of America, N.A., as agent for the ratable benefit of the Credit Parties (in such capacity, the “Agent”), entered into a Joinder and First Amendment to Third Amended and Restated Loan and Security Agreement and Amendment to Certain Other Loan Documents (the “First Amendment”). The First Amendment amended the Credit Facility, among other things, to increase from $175.0 million to $230.0 million the aggregate amount of loans and other extensions of credit available to the Borrower under the Credit Facility by (i) the addition of a $30.0 million first-in, last-out revolving loan facility based on the appraised value of certain intellectual property of the Company, and (ii) an increase in the Company’s existing revolving credit facility by $25.0 million, from $175.0 million to $200.0 million (which continues to include a $40.0 million sublimit for the issuance of letters of credit). In addition, the accordion feature of the Credit Facility, under which the Company may request an increase in the commitments of the Lenders thereunder from time to time, was reduced from $75.0 million to $50.0 million. GoJane, an indirect wholly-owned subsidiary of the Company, also joined the credit facility as a new guarantor.

Loans under the Credit Facility are secured by substantially all of our assets and are guaranteed by the Guarantors. Upon the occurrence of a Suspension Event (which is defined in the Credit Facility as an event of default or any occurrence, circumstance or state of facts which would become and event of default after notice, or lapse of time, or both) or, in certain circumstances, a Cash Dominion Event (which is defined in the Credit Facility as either any event of default or failure to maintain availability in an amount greater than 12.5% of the lesser of the borrowing base and facility commitment), our ability to borrow funds, make investments, pay dividends and repurchase shares of our common stock may be limited, among other limitations. Direct borrowings under the Credit Facility bear interest at a margin over either LIBOR or at the Prime Rate (as each such term is defined in the Credit Facility).

The Credit Facility also contains covenants that, subject to specified exceptions, restrict our ability to, among other things:

•	incur additional debt or encumber assets of the Company;

•	merge with or acquire other companies, liquidate or dissolve;

•	sell, transfer, lease or dispose of assets; and

•	make loans or guarantees.

Events of default under the Credit Facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default on leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, failure to maintain specified availability levels, business failure or application for bankruptcy, institution of legal process or proceedings under federal, state or civil statutes, legal challenges to loan documents and a change in control. Upon the occurrence of an event of default under the Credit Facility, the Lenders may cease making loans, terminate the Credit Facility and declare all amounts outstanding to be immediately due and payable, and the Agent may, and at the request of will be entitled to take various actions, including the acceleration of amounts due thereunder and requiring that all such amounts be immediately paid in full as well as possession and sale of all assets that have been used as collateral.

The Company is subject to certain restrictions and a financial covenant requiring the maintenance of minimum availability levels based upon the lesser of 10% of: the borrowing base or commitments, as defined in the Credit Facility.

Availability under the Credit Facility is based on a borrowing base consisting of merchandise inventory, certain intellectual property and receivables.

During fiscal 2013 and as of February 1, 2014, we had no outstanding balances under the Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of February 1, 2014, the outstanding letter of credit was $0.2 million and expires on June 30, 2014. We do not have any other stand-by or commercial letters of credit as of February 1, 2014 under the Credit Facility.

As of February 1, 2014, we are not aware of any instances of noncompliance with any financial covenants.

9.  (Loss) Earnings Per Share

The following table sets forth the computations of basic and diluted (loss) earnings per share:

	Fiscal Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012

Net (loss) income	$(141,831)	$34,923	$69,515
Weighted average basic shares	78,455	80,069	81,208
Impact of dilutive securities	—	425	603
Weighted average diluted shares	78,455	80,494	81,811
Basic (loss) earnings per share	$(1.81)	$0.44	$0.86
Diluted (loss) earnings per share	$(1.81)	$0.43	$0.85

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

10.  Stock-Based Compensation

Under the provisions of Accounting Standards Codification  (“ASC”) Topic 718, “Compensation – Stock Compensation” (“ASC 718”), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the statement of operations. As of February 1, 2014, a total of 1,273,238 shares were available for future grant under our plans compared to a total of 2,601,401 shares as of February 2, 2013.

On December 13, 2013, the Compensation Committee of the Board of Directors of Aéropostale, Inc. adopted an amendment to the Aéropostale Second Amended and Restated 2002 Long-Term Incentive Plan (the Plan”) to provide for grants of restricted stock units (“RSUs”) under the Plan and a form of RSU award agreement (the “Award Agreement”) to evidence grants of RSUs under the Plan.

Restricted Stock Units

Beginning in fiscal 2013, certain of our employees have been awarded restricted stock units, pursuant to restricted stock unit agreements. The restricted stock units awarded to employees cliff vest at varying times up to approximately three years of continuous service. Certain shares awarded may also vest upon meeting retirement at age 65 or early retirement provisions of completing ten years of service and attaining age 55 if the affected employee meets such conditions and retires. All restricted stock units immediately vests upon a change in control of the Company.

The following table summarizes restricted stock units outstanding as of February 1, 2014:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 3, 2013	—	$—
Granted	230	9.05
Vested	—	—
Cancelled	—	—
Outstanding as of February 1, 2014	230	$9.05

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was $1.2 million for fiscal 2013. As of February 1, 2014, there was $0.8 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over the weighted average period of two years.  The total fair value of units vested was zero during fiscal 2013.

Restricted Shares

Certain of our employees and all of our directors have been awarded non-vested stock (restricted shares), pursuant to non-vested stock agreements. The restricted shares awarded to employees generally cliff vest after up to three years of continuous service.  Beginning in November 2012, certain shares awarded after such date may also vest upon meeting retirement at age 65 or early retirement provisions of completing ten years of service and attaining age 55 if the affected employee meets such conditions and retires. All restricted shares immediately vest upon a change in control of the Company.  Grants of restricted shares awarded to directors vest in full after one year.

The following table summarizes non-vested shares of stock outstanding as of February 1, 2014:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 3, 2013	1,542	$17.76
Granted	976	13.47
Vested	(316)	25.02
Cancelled	(346)	14.80
Outstanding as of February 1, 2014	1,856	$14.82

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was $13.0 million for fiscal 2013, $8.0 million for fiscal 2012 and $9.2 million for fiscal 2011. As of February 1, 2014, there was $12.1 million of unrecognized compensation cost related to restricted shares awards that is expected to be recognized over the weighted average period of one year.  The total fair value of shares vested was $7.9 million during fiscal 2013, $7.1 million during fiscal 2012 and $7.9 million during fiscal 2011.

In connection with the GoJane acquisition, we granted restricted shares to the two individual stockholders of GoJane, with compensation expense recognized over the three year cliff vesting period (see Note 2 for a further discussion regarding this acquisition). If the aggregate dollar value of the restricted shares on the vesting date is less than $8.0 million, then we shall pay to the two individual stockholders an amount in cash equal to the difference between $8.0 million and the fair market value of the restricted shares on the vesting date. As of February 1, 2014 and during fiscal 2013, we recorded additional compensation expense and a corresponding liability of $1.5 million based on the Company's stock price as of February 1, 2014.

On October 31, 2013, we entered into Restricted Stock Award Rescission Agreements with certain executives to rescind 229,760 aggregate shares of restricted stock granted on March 29, 2013 under the Aéropostale, Inc. 2002 Long-Term Incentive Plan. The rescission did not have a material impact on the consolidated financial statements for any period presented and we recorded $1.0 million of compensation cost during the third quarter of 2013 as a result of rescinding such restricted stock awards.

Performance Shares

Certain of our executives have been awarded performance shares, pursuant to performance shares agreements. The performance shares cliff vest at the end of three years of continuous service. The shares awarded during fiscal 2013 are contingent upon meeting various separate performance conditions based upon consolidated earnings targets and market conditions based upon total shareholder return targets. All performance shares immediately vest upon a change in control of the Company (as communicated to the executives awarded performance shares). Compensation cost for the performance shares with performance conditions is periodically reviewed and adjusted based upon the probability of achieving certain performance targets. If the probability of achieving targets changes, compensation cost will be adjusted in the period that the probability of achievement changes. The fair value of performance based awards is based upon the fair value of the Company's common stock on the date of grant. For market based awards, the effect of the market conditions is reflected in the fair value of the awards on the date of grant using a Monte-Carlo simulation model. This model estimates the fair value of the market based award based upon the following assumptions: expected term of 3 years, risk-free interest rate of 0%, expected dividend yield of 0% and expected weighted-average volatility of 53%. Compensation expense for market based awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

The following table summarizes performance shares of stock outstanding as of February 1, 2014:

	Performance-based		Market-based
	Performance Shares		Performance Shares
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding as of February 3, 2013	—	$—	—	$—
Granted	124	13.60	399	20.00
Vested	—	—	—	—
Cancelled	(124)	(13.60)	(8)	19.18
Outstanding as of February 1, 2014	—	$—	391	$20.01

Total compensation expense is being amortized over the vesting period. Compensation expense related to the market-based performance shares which we granted during fiscal 2013 was $2.1 million. We did not recognize compensation expense related to performance-based performance shares during fiscal 2013 or fiscal 2012 based on our determination of the likelihood of achieving the performance conditions associated with the respective shares. Compensation expense for performance-based performance shares was $0.4 million for fiscal 2011.

The following table summarizes unrecognized compensation cost and the weighted-average years expected to be recognized related to performance share awards outstanding as of February 1, 2014:

	Performance-based	Market-based
	Performance Shares	Performance Shares
Total unrecognized compensation (in millions)	$—	$5.7
Weighted-average years expected to be recognized over (years)	0	2

Cash-Settled Stock Appreciation Rights ("CSARs")

In conjunction with the execution of the employment agreement with our CEO on May 3, 2013 (see Note 13), we granted him an award of CSARs, with an award date value of $5.6 million. The number of CSARs granted was determined in accordance with the agreement by dividing $5.6 million by the Black Scholes value of the closing price of a share of the Company's common stock on the award date. As of February 1, 2014, our expected volatility was 53%, expected term was 3.7 years, risk-free interest rate was 0.97% and expected forfeiture rate was 0%. The CSARs are currently being treated as a liability based award. The CSARs have a term of seven years and will vest in equal 1/3 increments over three years. Additionally, we may, in our sole discretion, at any time during the term, exchange a CSAR for another form of equity which is of equal value to the CSAR at the time of the exchange. During fiscal 2013, we recorded $0.3 million of expense related to this incentive award. As of February 1, 2014, there was $0.9 million of unrecognized compensation cost related to CSARs that is expected to be recognized over the weighted average period of two years.

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

We did not grant any options during fiscal 2013. We granted 10,000 options during fiscal 2012 and 10,000 options during fiscal 2011. The fair value of options granted in prior years was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires certain assumptions, including estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of operations.

We elected to adopt the simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC Pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of employee and director share-based awards that were outstanding.

The effects of applying the provisions of ASC 718 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

The following table summarizes stock option transactions for common stock during fiscal 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of February 3, 2013	530	$15.99
Granted	—	—
Exercised	(21)	10.48
Cancelled[1]	(132)	15.09
Outstanding as of February 1, 2014	377	$16.61	1.35	$—
Options vested as of February 1, 2014 and expected to vest[2]	377	$16.61	1.35	$—
Exercisable as of February 1, 2014	367	$16.61	1.23	$—

1 The number of options cancelled includes approximately 84,000 expired shares.
2 The number of options expected to vest takes into consideration estimated expected forfeitures.

We recognized less than $0.1 million in compensation expense related to stock options during fiscal 2013, less than $0.1 million during fiscal 2012 and $(0.2) million during fiscal 2011. For fiscal 2013, the intrinsic value of options exercised was zero compared to less than $0.1 million for fiscal 2012 and $0.4 million for fiscal 2011.

The following table summarizes information regarding non-vested outstanding stock options as of February 1, 2014:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of February 3, 2013	15	$6.41
Granted	—	—
Vested	(5)	6.41
Cancelled	—	—
Non-vested as of February 1, 2014	10	$6.41

As of February 1, 2014, there was less than $0.1 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining weighted-average vesting period of two years.

11.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	February 1, 2014	February 2, 2013
	(In thousands)
Supplemental Executive Retirement Plan (“SERP”)	$10,551	$12,637
Other retirement plan liabilities	3,788	2,963
Total	14,339	15,600
Less amount classified in accrued expenses related to SERP	—	2,146
Long-term retirement benefit plan liabilities	$14,339	$13,454

401(k) Plan

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements.  Under the terms of the plan, employees may contribute, subject to statutory limitations, up to 100% of gross earnings and historically, including fiscal 2013, we have provided a matching contribution of 50% of the first 5% of gross earnings contributed by the participants.  We also have the option to make additional contributions or to suspend the employer contribution at any time. The employer's matching contributions vest over a five-year service period with 20% vesting after two years and 50% vesting after year three.  Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after five years of service. We have suspended the Company's matching contribution under the plan for fiscal 2014. Contribution expense was $1.8 million in fiscal 2013, $1.5 million in fiscal 2012 and $1.3 million in fiscal 2011. During fiscal 2011, we established separate defined contribution plans for eligible employees in both Canada and Puerto Rico who meet certain requirements. Contribution expense for these plans was not material to the Consolidated Financial Statements for any period presented.

Supplemental Executive Retirement Plan

We maintain a Supplemental Executive Retirement Plan, or SERP. This plan is a non-qualified defined benefit plan for certain executives.  The plan is non-contributory and not funded and provides benefits based on years of service and compensation during employment.  Participants are fully vested upon entrance in the plan. Pension expense is determined using the projected unit credit cost method to estimate the total benefits ultimately payable to officers and this cost is allocated to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually. We expect to make contributions to the SERP when the participants cease employment with us. The amount of cash contributions we are required to make to the plans could increase or decrease depending on when employees make retirement elections and other factors which are not in the control of the Company. Our expected cash contributions to the plans are equal to the expected benefit payments.

During September 2013, we made a payment of approximately $2.2 million to our former President from our Supplemental Executive Retirement Plan (“SERP”). Such amount was paid from our cash flows from operations. In connection with this payment, during fiscal 2013, we recorded a charge of $0.6 million of the net actuarial loss (the "settlement loss") as a charge in SG&A, with a corresponding amount recorded to relieve accumulated other comprehensive loss included in our stockholder’s equity ($0.4 million, net of tax). This accounting treatment is in accordance with settlement accounting guidance under the provisions of ASC Topic 715, "Compensation - Retirement Benefits".

The following information about the SERP is provided below (in thousands):

	February 1, 2014	February 2, 2013
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of period	$12,637	$11,601
Service cost	524	725
Interest cost	434	458
Plan amendments	—	—
Actuarial gain	(849)	(147)
Benefits paid	—	—
Settlements	(2,195)	—
Special termination benefits	—	—
Benefit obligation at end of period	$10,551	$12,637
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of period	$—	$—
Actual return on plan assets	—	—
Employer contributions	2,195	—
Benefits paid	—	—
Settlements	(2,195)	—
Fair value of plan assets at end of period	$—	$—
Funded status at end of period	$(10,551)	$(12,637)
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION:
Noncurrent assets	$—	$—
Current liabilities	—	(2,146)
Noncurrent liabilities	(10,551)	(10,491)
	$(10,551)	$(12,637)
AMOUNTS RECOGNIZED IN ACCUMULATED OTHER COMPREHENSIVE LOSS:
Net loss	$2,560	$4,262
Prior service cost	463	537
Total	$3,023	$4,799
INFORMATION FOR PENSION PLANS WITH AN ACCUMULATED BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS:
Projected benefit obligation	$10,551	$12,637
Accumulated benefit obligation	5,903	7,769
Fair value of plan assets	—	—

Pension expense includes the following components (in thousands):

	Fiscal
	2013	2012	2011
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost	$524	$725	$584
Interest cost	434	458	497
Expected return on plan assets	—	—	—
Amortization of prior service cost	74	74	74
Amortization of net loss	276	278	208
Net periodic benefit cost	1,308	1,535	$1,363
Settlement loss	577	—	501
Total benefit cost	$1,885	$1,535	$1,864
OTHER CHANGES IN PLAN ASSETS AND BENEFIT OBLIGATIONS RECOGNIZED IN OTHER COMPREHENSIVE LOSS:
Net actuarial (loss) gain	$(849)	$(147)	$2,298
Prior service cost	—	—	—
Amortization of net loss	(276)	(278)	(208)
Amortization of prior service cost	(74)	(74)	(74)
Settlement loss	(577)	—	(501)
Total recognized in other comprehensive (loss) income	$(1,776)	$(499)	$1,515
Total recognized in net periodic benefit cost and other comprehensive (loss) income	$109	$1,036	$3,379
WEIGHTED AVERAGE ASSUMPTIONS USED:
Discount rate to determine benefit obligations	3.85%	3.50%	3.95%
Discount rate to determine net periodic pension cost	3.72%	3.95%	5.13%
Rate of compensation increase[1]	4.50%	4.50%	4.50%

1 Rate of compensation is used for determining the benefit obligation and net periodic pension cost.

The estimated net loss of $0.1 million and prior service cost of $0.1 million for the defined benefit pension plan will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year. The estimated net loss and prior service cost for the other postretirement plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are not material to the Consolidated Financial Statements.

The discount rates were determined by matching a published set of zero coupon yields and associated durations to expected plan benefit payment streams to obtain an implicit internal rate of return.

Other Retirement Plan Liabilities

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management. The plan is a non-qualified, non-contributory defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP. We record annual monetary credits to each participant's account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant's account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants' accounts will be fully vested upon retirement after completing five years of service and attaining age 55. The liability related to this plan was $3.6 million as of February 1, 2014 and $2.8 million as of February 2, 2013. Compensation expense related to this plan was not material to our Consolidated Financial Statements for any period presented.

We maintain a postretirement benefit plan for certain executives that provides retiree medical and dental benefits. The plan is an other post-employment benefit plan, or OPEB, and is not funded. Pension expense and the liability related to this plan were not material to our Consolidated Financial Statements for any period presented.

12.  Income Taxes

Domestic and foreign pretax (loss) income is as follows (in thousands):

	Fiscal
	2013	2012	2011
Domestic	$(154,148)	$78,550	$121,799
Foreign	(31,971)	(19,524)	(8,701)
Total (loss) income before (benefit) provision for income taxes	$(186,119)	$59,026	$113,098

The (benefit) provision for income taxes consists of the following (in thousands):

	Fiscal
	2013	2012	2011
Current:
Federal	$(45,615)	$32,740	$28,543
State and local	2,035	1,930	4,604
Foreign	1,052	(1,707)	757
	$(42,528)	$32,963	$33,904
Deferred:
Federal	$(5,981)	$(5,234)	$9,622
State and local	1,707	(1,556)	2,782
Foreign	2,514	(2,070)	(2,725)
	$(1,760)	$(8,860)	$9,679
	$(44,288)	$24,103	$43,583

Reconciliation of the U.S. statutory tax rate with our effective tax rate is summarized as follows:

	Fiscal
	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
(Decrease) increase in tax resulting from:
Foreign income taxes	(4.2)%	4.5%	0.6%
State income taxes, net of federal tax benefit, before valuation allowance	4.1%	(1.7)%	3.9%
State income tax valuation allowance	(5.9)%	0.1%	1.2%
Federal income tax valuation allowance	(4.8)%	—%	—%
Other	(0.4)%	2.9%	(2.2)%
Effective rate	23.8%	40.8%	38.5%

The components of the net deferred income tax assets and liabilities are as follows (in thousands):

	February 1, 2014	February 2, 2013
Current:
Inventory	$(7,094)	$(6,171)
Unredeemed gift cards	3,620	2,803
Accrued compensation	1,930	1,826
Retirement benefit plan liabilities	—	868
Other	1,681	690
Net current deferred tax assets before valuation allowance	$137	$16
Valuation allowance	(42)	—
Net current deferred tax assets	$95	$16

Non-current:
Furniture, equipment and improvements	$433	$(20,823)
Retirement benefit plan liabilities	5,624	5,411
Stock-based compensation	7,423	6,119
Deferred rent and tenant allowances	10,354	10,014
Net operating loss carry-forwards (“NOL’s”)	15,083	4,059
Other	(2,222)	1,381
Net non-current deferred tax assets before valuation allowance	36,695	6,161
Valuation allowance	(31,883)	(1,328)
Net non-current deferred tax assets	$4,812	$4,833

Net deferred income tax assets	$4,907	$4,849

As of February 1, 2014, we had an aggregate of approximately $357.8 million of U.S. federal, state, and Canadian NOL’s that will expire between 2018 and 2034.  As of February 1, 2014, we recorded income taxes receivable of $50.4 million primarily for the portion of the NOL's available to carry back. We also recorded deferred tax assets of $15.1 million, before valuation allowance, for the portion of the NOL's available to carry forward. As of February 1, 2014, we recorded a valuation allowance of $12.7 million against certain of these deferred tax assets related to the NOL carry forwards.  We also recorded a valuation allowance of $19.2 million against other U.S. federal, state and Canadian net deferred tax assets due to losses incurred through fiscal 2013 and projections of future operating results. Subsequent recognition of these deferred tax assets that were previously reduced by the valuation allowance would result in an income tax benefit in the period of such recognition.

We have not recognized any United States (“U.S.”) tax expense on undistributed foreign earnings as they are intended to be indefinitely reinvested outside of the United States.  There were no significant undistributed earnings at February 1, 2014.

We follow the provisions of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in income taxes. Uncertain tax position liabilities, inclusive of interest and penalty, were $9.9 million as of February 1, 2014, $2.7 million as of February 2, 2013 and $3.9 million as of January 28, 2012.  Reversal of these liabilities, along with reversal of related deferred tax assets, would favorably impact our effective tax rate.

The amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statues of limitations. Although the outcomes and timing of such events are highly uncertain, we anticipate that the balance of the liability for unrecognized tax benefits and related deferred tax assets will not significantly change during the next twelve months. However, changes in the occurrence, expected outcomes and timing of those events could cause our current estimate to change materially in the future. Our portion of gross unrecognized tax benefits that would affect our effective tax rate, including interest and penalties, is $9.9 million. Of this amount, $6.2 million was recorded as a direct reduction of the related deferred tax assets.

We recognize interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense.  Interest and penalties recorded in fiscal 2013, fiscal 2012 and fiscal 2011 were not material to the Consolidated Financial Statements. We had liabilities for accrued interest and penalties of $1.2 million as of February 1, 2014 and $0.8 million as of February 2, 2013.

Below is a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits relating to uncertain tax positions (excluding interest and penalties), which are recorded in our Consolidated Balance Sheets.

Unrecognized Tax Benefits
(In thousands)
Balance at January 29, 2011	$3,228
Increases due to tax positions related to prior years	165
Decreases due to tax positions related to prior years	(6)
Decreases due to lapse of statute of limitations	(347)
Decreases due to settlements with taxing authorities	(227)
Balance at January 28, 2012	$2,813
Increases due to tax positions related to prior years	96
Decreases due to tax positions related to prior years	(38)
Decreases due to settlements with taxing authorities	(991)
Balance at February 2, 2013	$1,880
Increases due to tax positions related to prior years	730
Increases due to tax positions related to current year	6,158
Increases due to settlements with taxing authorities	56
Decreases due to settlements with taxing authorities	(195)
Decreases due to tax positions related to prior years	(9)
Balance at February 1, 2014	$8,620

We file U.S., Canadian and Puerto Rico federal, various state and provincial income tax returns.  The IRS concluded an audit of our 2009-2010 federal filings in the second quarter of fiscal 2012, which resulted in no change to the tax returns as filed. Certain tax returns remain open for examination generally for our 2008 through 2012 tax years by various taxing authorities.  However, certain states may keep their statute open for six to ten years.

13.  Commitments and Contingent Liabilities

Leases — We are committed under non-cancellable leases for our entire store, distribution centers and office space locations, which generally provide for minimum rent plus additional increases in real estate taxes and certain operating expenses.  Certain leases also require contingent rent based on sales.

The aggregate minimum annual real estate rent commitments as of February 1, 2014 are as follows (in thousands):

Due in Fiscal Year	Total
2014	$148,765
2015	136,534
2016	119,423
2017	110,245
2018	102,564
Thereafter	330,580
Total	$948,111

Additionally, as of February 1, 2014, we were committed to equipment leases in aggregate of $6.9 million through fiscal 2015.

Rental expense consists of the following (in thousands):

	Fiscal
	2013	2012	2011
Minimum rentals for stores	$145,454	$138,126	$130,414
Contingent rentals	9,925	16,399	18,770
Office space rentals	6,399	5,459	5,017
Distribution centers rentals	3,229	3,229	3,229
Equipment rentals	4,035	4,347	3,683

Employment Agreements — On May 3, 2013 (the "Effective Date”), we entered into an employment agreement with Thomas P. Johnson, our Chief Executive Officer that is in effect for three years from the Effective Date. Under terms of the contract, Mr. Johnson is entitled to an annual base salary and if certain earnings based targets are met, an annual incentive bonus. In accordance with this agreement, Mr. Johnson received a long-term incentive award consisting of an award of performance shares, and an award of CSARs (see Note 10 for a further discussion). Total contractual employment commitments were $2.2 million as of February 1, 2014.

Additionally, we have contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of conditional bonuses that may be paid is $1.0 million during fiscal 2014 and $0.5 million during fiscal 2015.

Legal Proceedings - In October 2011, Aéropostale, Inc. and senior executive officers Thomas P. Johnson and Marc D. Miller were named as defendants in an action amended in February 2012, City of Providence v. Aéropostale, Inc., et al., No. 11-7132, a class action lawsuit alleging violations of the federal securities laws.  The lawsuit was filed in New York federal court on behalf of purchasers of Aéropostale securities between March 11, 2011 and August 18, 2011.  The lawsuit alleges that the defendants made materially false and misleading statements regarding the Company's business and prospects and failed to disclose that Aéropostale was experiencing declining demand for its women's fashion division and increasing inventory.  A motion to dismiss was denied on March 25, 2013.  Aéropostale and the plaintiffs have entered into a settlement agreement resolving the claims made in this action, without any admission of liability, for the amount of $15 million, all of which will be funded with insurance proceeds. The agreement remains subject to notice to the class and final court approval.

Also in October 2011, current and former Aéropostale directors and/or senior executive officers Julian R. Geiger, Ronald R. Beegle, Robert B. Chavez, Michael J. Cunningham, Evelyn Dilsaver, John Haugh, Karin Hirtler-Garvey, John D. Howard, Thomas P. Johnson, and David B. Vermylen were named as defendants in Bell v. Geiger, et al., No. 652931/2011, a shareholder derivative lawsuit filed in New York state court seeking relief derivatively on behalf of Aéropostale.  The action alleged that the defendants breached their fiduciary duties to Aéropostale between February 3, 2011 and August 3, 2011 by failing to establish and maintain internal controls that would have prevented the Company from disseminating allegedly false and misleading and inaccurate statements and other information to shareholders, and to manage and oversee the Company.  As a result, plaintiff alleged that the defendants exposed the Company to potential liability in the federal securities class action lawsuit described above.

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

On April 24, 2012, the New York Supreme Court, New York County, issued an Order consolidating and staying the Bell and Booth actions pending a ruling on the motion to dismiss filed in the City of Providence federal securities class action. Following denial of the motion to dismiss in the federal securities class action, plaintiff filed an amended complaint in the consolidated Bell/Booth action. Defendants have moved to dismiss that complaint. A hearing on the motion to dismiss the Bell/Booth action occurred in January 2014 and at that hearing the court granted the Defendants motion to dismiss the complaint. Subsequent to the court's decision, the plaintiffs filed a notice of appeal, which notice of appeal has since been withdrawn. In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

During February 2014, we settled litigations related to California wage and hour matters. Accordingly, we have recorded liabilities of $4.4 million as of February 1, 2014 related to these settlements.

We are also party to various litigation matters and proceedings in the ordinary course of business.  In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees - In August 2011, we entered into a new three-year sourcing agreement with one of our sourcing agents. The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement. In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two-year period during the term of the agreement. If we purchase less than this amount over the two-year measurement period, then we will be obligated to pay the contracted commission on the shortfall from the guaranteed minimum. We met all contractual minimum product purchase commitments as of February 1, 2014. In addition, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse the agent for costs and expenses, if any, that it had incurred. We have not issued any other third party guarantees or commercial commitments as of February 1, 2014.

In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of February 1, 2014, the outstanding letter of credit was $0.2 million and expires on June 30, 2014. We do not have any other stand-by or commercial letters of credit as of February 1, 2014.

We have various product license agreements that obligate us to pay the licensee at least the guaranteed minimum royalty amount based on sales of their products.

Executive Severance Plan

On November 12, 2013, we adopted a Change of Control Severance Plan (“the Plan”), which entitles certain executive level employees to receive certain payments upon a termination of employment after a change of control (as defined in the Plan) of the Company. The adoption of the Plan did not have any impact on the consolidated financial statements for any periods presented.

14.  Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information (in thousands, except per share amounts):

	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended
	May 4, 2013 (1)	August 3, 2013 (2)	November 2, 2013 (3)	February 1, 2014 (4)
Fiscal 2013
Net sales	$452,273	$454,034	$514,588	$670,007
Gross profit	101,435	81,171	87,889	86,868
Net loss	(12,168)	(33,734)	(25,623)	(70,306)
Basic loss per share	(0.16)	(0.43)	(0.33)	(0.90)
Diluted loss per share	(0.16)	(0.43)	(0.33)	(0.90)

	13 Weeks Ended	13 Weeks Ended	13 Weeks Ended	14 Weeks Ended
	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013 (5)
Fiscal 2012
Net sales	$497,214	$485,337	$605,918	$797,709
Gross profit	139,012	122,770	169,007	158,568
Net income (loss)	10,576	71	24,947	(671)
Basic earnings (loss) per share	0.13	0.00	0.31	(0.01)
Diluted earnings (loss) per share	0.13	0.00	0.31	(0.01)

(1)	Cost of sales and gross profit reflect asset impairment charges recorded during the first quarter of fiscal 2013 of $0.6 million ($0.3 million after tax, or no impact on diluted share).

(2)	Cost of sales and gross profit reflect asset impairment charges recorded during the second quarter of fiscal 2013 of $8.0 million ($5.2 million after tax, or $0.07 per diluted share).

(3)	Cost of sales and gross profit reflect asset impairment charges recorded during the third quarter of fiscal 2013 of $5.1 million ($2.8 million after tax, or $0.04 per diluted share).

(4)
Cost of sales and gross profit reflect asset impairment charges recorded during the fourth quarter of fiscal 2013 of $32.4 million ($21.3 million after tax, or $0.27 per diluted share). Income tax benefit for the same period included the establishment of reserves against net deferred tax assets of $20.0 million after tax, or $0.25 per diluted share.

(5)	Cost of sales and gross profit reflect asset impairment charges recorded during the fourth quarter of fiscal 2012 of $32.6 million ($19.7 million after tax, or $0.25 per diluted share).

15.  Segment Information

FASB ASC Topic 280, “Segment Reporting” (“ASC 280”), establishes standards for reporting information about a company’s operating segments. Previous to fiscal 2013, we had one aggregated reportable segment. We now have two reportable segments: a) retail stores and e-commerce; and b) international licensing. As a result, prior year segment information has been recasted to conform to the current year presentation. These reportable segments were identified based on how our business is managed and evaluated. The reportable segments represent the Company’s activities for which separate financial information is available and which is utilized on a regular basis by the Company’s chief operating decision maker (“CODM”) to evaluate performance and allocate resources. The retail stores and e-commerce segment includes Aeropostale U.S., Aeropostale Canada, P.S. from Aeropostale and GoJane. In identifying our reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The accounting policies of the Company’s reportable segments are consistent with those described in Note 1. All intercompany transactions are eliminated in consolidation. We do not rely on any major customers as a source of revenue.

The following tables provide summary financial data for each of our segments (in thousands):

	Fiscal
	2013	2012	2011
Net sales:
Retail stores and e-commerce	$2,069,430	$2,379,008	$2,338,258
International licensing	21,472	7,170	4,002
Total net sales	$2,090,902	$2,386,178	$2,342,260

	Fiscal
	2013	2012	2011
(Loss) income from operations:
Retail stores and e-commerce [1]	$(153,466)	$85,859	$118,088
International licensing	20,035	6,285	2,763
Other [2]	$(51,775)	$(32,633)	$(7,336)
Total (loss) income from operations	$(185,206)	$59,511	$113,515

1 Such amounts include all corporate overhead and shared service function costs and we have not allocated a portion of these costs to international licensing in this presentation.

2 Other items include store asset impairment charges in each fiscal year (See Note 3), litigation settlement charges in fiscal 2013 of $4.4 million (See Note 13), income from the settlement with a sourcing agent in fiscal 2011 of $8.7 million (See Note 1) and other income (charges) that are not included in the segment income (loss) from operations reviewed by the CODM.

Depreciation expense and capital expenditures have not been separately disclosed as the amounts primarily relate to the retail stores and e-commerce segment. Such amounts are not material for the international licensing segment.

	February 1, 2014	February 2, 2013
Total assets:
Retail stores and e-commerce	$637,927	$734,361
International licensing	9,714	6,483
Total assets	$647,641	$740,844

The following tables present summarized geographical information (in thousands):

	Fiscal
	2013	2012	2011
Net sales:
United States [1]	$1,973,775	$2,250,915	$2,214,176
Canada	117,127	135,263	128,084
Total net sales	$2,090,902	$2,386,178	$2,342,260

1 Amounts represent sales from U.S. and Puerto Rico retail stores, as well as e-commerce sales, that are billed to and/or shipped to foreign countries and international licensing revenue.

Long-lived assets include net fixtures, equipment and improvements. Amounts as of February 2, 2013 have been corrected to exclude goodwill and intangible assets in accordance with ASC 280.

	February 1, 2014	February 2, 2013
Long-lived assets, net:
United States	$225,778	$239,812
Canada	9,623	22,966
Total long-lived assets, net	$235,401	$262,778

Our consolidated net sales mix by merchandise category for our retail stores and e-commerce segment was as follows:

	Fiscal
Merchandise Categories	2013	2012	2011
Young Women’s	65%	64%	66%
Young Men’s	35%	36%	34%
Total Merchandise Sales	100%	100%	100%

16.  Subsequent Events

Amended Revolving Credit Facility

On February 21, 2014, the Credit Facility was amended, among other things, to increase from $175.0 million to $230.0 million the aggregate amount of loans and other extensions of credit available to the Borrower under the Credit Facility (see Note 8 for a further discussion).

Commitment Letter

On March 13, 2014, Aéropostale, Inc. (the “Company”) entered into a Commitment Letter with Sycamore Partners, on behalf of one or more of its managed investment funds (“Sycamore”), and TSAM Holdings, Limited (d/b/a MGF Sourcing, Limited) to provide senior secured term loan credit facilities (the “Term Loan”) in an aggregate principal amount of $150.0 million, consisting of a five-year $100.0 million tranche A facility (committed facility subject to customary condition precedents) (such facility, the “Tranche A Facility”) and a ten-year $50.0 million tranche B facility (uncommitted facility to be agreed) (such facility, the “Tranche B Facility”). The Tranche A Facility will accrue 10% interest per annum, including that up to 5% of the interest per annum can be paid-in-kind during the first three years and up to 2% can be paid-in-kind thereafter. The Tranche B facility will not bear interest. The Term Loan will be secured by (i) a second priority security interest in all assets of the Company and certain of its subsidiaries that are pledged already for the benefit of the Company’s existing revolving credit facility lenders, and (ii) a first priority security interest in the Company’s, and certain of its subsidiaries’, remaining assets. The loan documentation relating to the Term Loan will include representations, covenants and events of defaults that are substantially consistent with the Company’s existing revolving credit facility. The Tranche A facility will have no annual scheduled amortization requirements. It is currently contemplated that the Tranche B facility will be structurally linked to the sourcing agreement described below and will provide for the proportionate offset of annual scheduled amortization payments based on the amount of the annual merchandise purchases under the sourcing arrangement. The proceeds of the Term Loan will be used for working capital and other general corporate purposes of the Company. Availability of the Tranche A Facility is subject to the Company and Sycamore entering into a Stock Purchase and Investor Rights Agreement and the satisfaction of other conditions precedent customary for a financing of this type, including entering into an intercreditor agreement with the collateral agent for the Company’s existing revolving credit facility.

Upon consummation of the Term Loan, the Company will issue to Sycamore shares of Convertible Series B Preferred Stock of the Company (the “Series B Preferred”), that will be convertible into 5% of the outstanding shares of the Company’s common stock (the “Common Stock”) as of the date of closing of the Term Loan. The shares of Series B Preferred will be convertible into Common Stock at a conversion price of $7.25. The Series B Preferred will not be entitled to any payments of distributions or dividends by the Company. It is contemplated that the Series B Preferred will have other customary terms and conditions, including customary anti-dilution protections.

In addition, it is contemplated that at closing, Sycamore will receive the right to (i) designate up to two directors (each a “Sycamore Director”) and (ii) designate, jointly with the Company, an independent director agreeable to both parties, to the Company’s Board of Directors. The right to designate one of the two Sycamore Directors will terminate when Sycamore and its affiliates (collectively, the “Purchaser Group”) no longer beneficially own a number of shares of Series B Preferred and Common Stock that equates to at least 66.7% of the aggregate number of shares of Series B Preferred and Common Stock beneficially owned by the Purchaser Group on the date of closing. All rights of the Purchaser Group to designate any directors to the Company’s Board of Directors will terminate when it no longer beneficially owns a number of shares of Series B Preferred and Common Stock that equates to at least 33.3% of the aggregate number of shares of Series B Preferred and Common Stock beneficially owned by the Purchaser Group on the date of closing. Furthermore, it is contemplated that at closing, Sycamore will receive customary pre-emptive rights and registration rights and will agree to be bound by a customary standstill provision.

The Company also agreed that as part of funding the Tranche B Term Loan, the Company will enter into a Sourcing Agreement with TSAM (Delaware) LLC (d/b/a MGF Sourcing), an affiliate of Sycamore (the “Agent”). Subject to terms to be mutually agreed upon by the Company and the Agent, the Company will be obligated to purchase at least $240 million of merchandise from the Agent each year until the tenth anniversary of the full start-up of the Sourcing Agreement.

The Commitment Letter includes customary conditions, including the requirement that the parties negotiate and execute definitive documentation. There can be no assurance that the conditions will be satisfied or, if so, when.

Lease Assignment

During March 2014, we executed a lease assignment agreement and closed our 34th Street store in New York City. In connection with the lease assignment, we are required to place $2.4 million in an escrow account for the payment of real estate taxes.

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

Our management assessed the effectiveness of our internal control over financial reporting as of February 1, 2014.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992). Based on that assessment, our management believes that, as of February 1, 2014, our internal control over financial reporting is effective.

Deloitte and Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting. The report is included in Item 8.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Executive Vice President and Chief Financial Officer concluded that as of the end of our fiscal year ended February 1, 2014, our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls or in other factors during our fourth fiscal quarter that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Other than the information set forth below, information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

We have a Code of Business Conduct and Ethics, which is our code of ethics and conduct for our directors, officers and employees. Our Code of Business Conduct and Ethics is available on our websites, www.aeropostale.com and www.ps4u.com. Any amendments to or waivers from our Code of Business Conduct and Ethics will be promptly disclosed on our websites as required by applicable law.
Stockholders may also request a printed copy of our Code of Business Conduct and Ethics, free of charge by writing to the following: General Counsel and Secretary, Aéropostale, Inc., 112 West 34th Street, New York, New York 10120.
Item 11.  Executive Compensation

Information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than the information regarding securities authorized for issuance under our equity compensation plans set forth below, information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year.

Equity Compensation Plan Information

The following table provides certain information, as of February 1, 2014, about our common stock that may be issued upon the exercise of options as well as the issuance of restricted shares, performance shares and restricted stock units granted to employees or members of our Board of Directors, under our two existing equity compensation plans, the Aéropostale, Inc. 1998 Amended and Restated Stock Option Plan and the Second Amended and Restated Aéropostale, Inc. 2002 Long-Term Incentive Plan, as amended.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,854,279	[1]	$2.20	[1]	1,273,238
Equity compensation plans not approved by security holders	—		—		—
Total	2,854,279		$2.20		1,273,238

1 Includes 1,856,320 restricted shares, 390,954 performance shares and 229,760 restricted stock units under the 2002 Long-Term Incentive Plan that have no purchase price; excluding the restricted shares, performance shares and restricted stock units would result in a weighted-average exercise price of $16.61.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1	The financial statements listed in the “Index to Consolidated Financial Statements” at page 36 are filed as a part of this Annual Report on Form 10-K
	2
Financial Statement Schedule
Schedule II:  Valuation and Qualifying Accounts

Other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto

	3	Exhibits included or incorporated herein: See Exhibit Index

EXHIBIT INDEX

Exhibit No.	Description
3.1
Restated Certificate of Incorporation, filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8, filed with the SEC on March 27, 2013 (File No. 333-187562), is incorporated herein by reference.

3.2
Certificate of Designations for Aéropostale, Inc. Series A Junior Participating Preferred Stock, dated as of November 26, 2013, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 26, 2013 (File No. 001-31314), is incorporated herein by reference.

3.3	Amended and Restated By-Laws, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 15, 2010 (File No. 001-31314), is incorporated herein by reference.
4.1
Specimen Common Stock Certificate, filed as Exhibit 4.1 to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on April 30, 2002 (File No. 333-84056), is incorporated by reference.

4.2
Rights Agreement, dated as of November 26, 2013, by and between Aéropostale, Inc. and American Stock Transfer & Trust Company, LLC (which includes the form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A to the Rights Agreement, the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit B to the Rights Agreement and the Form of Right Certificate as Exhibit C to the Rights Agreement), filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 26, 2013 (File No. 001-31314), is incorporated herein by reference.

4.3
Amendment dated as of March 13, 2014 to Rights Agreement by and between Aéropostale, Inc. and American Stock Transfer and Trust Company, LLC, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 14, 2014 (File No. 001-31314), is incorporated herein by reference.

10.1
Aéropostale, Inc. Amended and Restated 1998 Stock Option Plan, filed as Annex A to the Registrant’s Definitive Proxy Statement, filed with the SEC on May 15, 2006 (File No. 001-31314), is incorporated herein by reference.**

10.2
Aéropostale, Inc. Amended and Restated 2002 Long-Term Incentive Plan, filed as Annex A to the Registrant’s Definitive Proxy Statement, filed with the SEC on May 11, 2007 (File No. 001-31314), is incorporated by reference.**

10.3
Aéropostale, Inc. Second Amended and Restated 2002 Long-Term Incentive Plan, filed as Exhibit 99.2 to Registrant’s Registration Statement on Form S-8, filed with the SEC on March 27, 2013 (File Nos. 333-91700 and 333-187562), is incorporated herein by reference.**

10.4
First Amendment to the Aéropostale Second Amended and Restated 2002 Long-Term Incentive Plan., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 17, 2013 (File No. 001-31314), is incorporated herein by reference.**

10.5
Form of Restricted Stock Unit Award Agreement under the Aéropostale Second Amended and Restated 2002 Long-Term Incentive Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 17, 2013 (File No. 001-31314), is incorporated herein by reference.**

10.6
Aéropostale, Inc. Change of Control Severance Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2013 (File No. 001-31314), is incorporated by reference.**

10.7
Third Amended and Restated Loan and Security Agreement, dated September 22, 2011, by and between Bank of America, N.A. and Aéropostale, Inc., filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 28, 2011 (File No. 001-31314), is incorporated herein by reference.

10.8
Joinder and First Amendment to Third Amended and Restated Loan and Security Agreement and Amendment to Certain Other Loan Documents dated as of February 21, 2014 by and among the Company, GoJane LLC, the other Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A, as agent., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 27, 2014 (File No. 001-31314), is incorporated herein by reference.

10.9
Collared Forward Repurchase Agreement, dated November 12, 2007, by and between Bank of America, N.A. and Aéropostale, Inc., filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 15, 2007 (File No. 001-31314), is incorporated herein by reference.

10.10
Employment Agreement, dated May 3, 2013 and effective on May 3, 2013, between Aéropostale, Inc. and Thomas P. Johnson, filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2013 (File No. 001-31314), is incorporated herein by reference.**

10.11
Employment Agreement, dated March 7, 2011 and effective on December 1, 2010, between Aéropostale, Inc. and Michael J. Cunningham, filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 11, 2011 (File No. 001-31314), is incorporated herein by reference.**

10.12
Advisory Agreement, dated March 29, 2013 and effective on March 29, 2013, between Aéropostale, Inc. and Michael J. Cunningham, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 10-K, filed with the SEC on February 21, 2013 (File No. 001-31314), is incorporated herein by reference.

10.13
Restricted Stock Award Rescission Agreement, dated October 31, 2013, between Aéropostale, Inc. and Thomas P. Johnson, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 4, 2013 (File No. 001-31314), is incorporated herein by reference.**

10.14
Restricted Stock Award Rescission Agreement, dated October 31, 2013, between Aéropostale, Inc. and Mary Jo Pile, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 4, 2013 (File No. 001-31314), is incorporated herein by reference.**

10.15
Restricted Stock Award Rescission Agreement, dated October 31, 2013, between Aéropostale, Inc. and Mary Jo Pile, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 4, 2013 (File No. 001-31314), is incorporated herein by reference.**

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

Date: April 4, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS P. JOHNSON	Chief Executive Officer	April 4, 2014
Thomas P. Johnson	and Director
(Principal Executive Officer)

/s/ MARC D. MILLER	Executive Vice President	April 4, 2014
Marc D. Miller	and Chief Financial Officer
(Principal Financial Officer)

/s/ ROSS A. CITTA	Group Vice President	April 4, 2014
Ross A. Citta	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ KARIN HIRTLER-GARVEY	Chairman of the Board	April 4, 2014
Karin Hirtler-Garvey	of Directors

/s/ RONALD R. BEEGLE	Director	April 4, 2014
Ronald R. Beegle

/s/ ROBERT B. CHAVEZ	Director	April 4, 2014
Robert B. Chavez

/s/ MICHAEL J. CUNNINGHAM	Director	April 4, 2014
Michael J. Cunningham

/s/ EVELYN DILSAVER	Director	April 4, 2014
Evelyn Dilsaver

/s/ JANET E. GROVE	Director	April 4, 2014
Janet E. Grove

/s/ JOHN N. HAUGH	Director	April 4, 2014
John N. Haugh

/s/ JOHN D. HOWARD	Director	April 4, 2014
John D. Howard

/s/ ARTHUR RUBINFELD	Director	April 4, 2014
Arthur Rubinfeld

/s/ DAVID B. VERMYLEN	Director	April 4, 2014
David B. Vermylen

AÉROPOSTALE, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Reserve for Sales Returns:	Balance Beginning of Period	Amounts Charged to Net (Loss) Income	Write-offs Against Reserve	Balance End of Period
	(In thousands)
Year Ended February 1, 2014	$496	$(153)	$186	$157
Year Ended February 2, 2013	$676	$334	$514	$496
Year Ended January 28, 2012	$725	$662	$711	$676

Valuation Allowance for U.S. federal and state, and Canadian Deferred Tax Assets:	Balance Beginning of Period	Amounts Charged to Net (Loss) Income	Write-offs Against Reserve	Balance End of Period
	(In thousands)
Year Ended February 1, 2014	$1,328	$30,597	$—	$31,925
Year Ended February 2, 2013	$1,412	$(84)	$—	$1,328
Year Ended January 28, 2012	$196	$1,216	$—	$1,412