Form 10-Q
period 2014-05-03
AEROPOSTALE INC
filed 2014-06-09
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2014
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

The Registrant had 78,640,375 shares of common stock outstanding as of May 30, 2014.

AÉROPOSTALE, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	May 3, 2014	February 1, 2014	May 4, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$24,521	$106,517	$148,355
Merchandise inventory	173,167	172,311	180,268
Income taxes receivable	57,872	50,388	19,293
Prepaid expenses and other current assets	44,159	47,405	50,144
Total current assets	299,719	376,621	398,060
Fixtures, equipment and improvements, net	194,896	235,401	267,442
Goodwill	13,919	13,919	13,919
Intangible assets, net	14,473	14,661	15,225
Other assets	8,886	7,039	7,058
TOTAL ASSETS	$531,893	$647,641	$701,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$103,520	$138,245	$91,793
Accrued expenses and other current liabilities	105,048	102,116	83,794
Short-term borrowings	8,500	—	—
Total current liabilities	217,068	240,361	175,587

Non-current liabilities	106,855	126,588	128,487

Commitments and contingent liabilities (See Notes 4, 9, 10,11 and 12)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized, no shares issued or outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 78,802; 78,616 and 78,551 shares issued	788	786	786
Additional paid-in capital	235,411	231,202	217,231
Accumulated other comprehensive (loss) income	(1,094)	(1,183)	12
Accumulated (deficit) earnings	(25,289)	51,493	181,156
Treasury stock 164; 118 and 112 shares, at cost	(1,846)	(1,606)	(1,555)
Total stockholders’ equity	207,970	280,692	397,630
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$531,893	$647,641	$701,704

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	13 weeks ended
	May 3, 2014	May 4, 2013
Net sales	$395,858	$452,273
Cost of sales (includes certain buying, occupancy and warehousing expenses)	325,361	350,838
Gross profit	70,497	101,435
Selling, general and administrative expenses	119,445	121,941
Restructuring charges	34,489	—
Loss from operations	(83,437)	(20,506)
Interest expense	349	199
Loss before income taxes	(83,786)	(20,705)
Income tax benefit	(7,004)	(8,537)
Net loss	$(76,782)	$(12,168)
Basic loss per share	$(0.98)	$(0.16)
Diluted loss per share	$(0.98)	$(0.16)
Weighted average basic shares	78,558	78,370
Weighted average diluted shares	78,558	78,370

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	13 weeks ended
	May 3, 2014	May 4, 2013
Net loss	$(76,782)	$(12,168)
Other comprehensive loss:
Pension liability, net of income taxes of $19 and $42, respectively	31	63
Foreign currency translation adjustment (See Note 5)	58	(241)
Other comprehensive income (loss)	$89	$(178)
Comprehensive loss	$(76,693)	$(12,346)

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	May 3, 2014	May 4, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(76,782)	$(12,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,695	15,584
Asset impairment charges	33,124	560
Amortization of intangible assets	188	188
Stock-based compensation	5,368	2,655
Other	(4,540)	(1,829)
Changes in operating assets and liabilities:
Merchandise inventory	(735)	(24,889)
Income taxes receivable and other assets	(4,108)	(16,457)
Accounts payable	(34,807)	1,836
Accrued expenses and other liabilities	(10,016)	(30,182)
Net cash used in operating activities	$(77,613)	$(64,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Final working capital adjustment related to the acquisition of GoJane.com, Inc.	—	(381)
Capital expenditures	(8,029)	(16,414)
Restricted cash	(2,400)	—
Net cash used in investing activities	$(10,429)	$(16,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(240)	(1,555)
Borrowings under revolving credit facility	42,000	—
Repayments under revolving credit facility	(33,500)	—
Financing fees related to revolving credit facility	(683)	—
GoJane contingent consideration payment	(1,531)	—
Net cash provided by (used in) financing activities	$6,046	$(1,555)

Effect of exchange rate changes	$—	$(94)

Net decrease in cash and cash equivalents	(81,996)	(83,146)
Cash and cash equivalents, beginning of year	106,517	231,501
Cash and cash equivalents, end of period	$24,521	$148,355

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Aéropostale, Inc. and its subsidiaries (“we”, “us”, “our”, the “Company” or “Aéropostale”) is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 4 to 12 year-old kids through its P.S. from Aéropostale stores.  We provide customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise.  Aéropostale products can be purchased in Aéropostale stores and online at www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to www.aeropostale.com or www.ps4u.com are solely references to a uniform resource locator, or URL, and are inactive textual references only, not intended to incorporate the websites into this Quarterly Report on Form 10-Q).  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, certain Aéropostale stores and online at www.ps4u.com.  As of May 3, 2014, we operated 931 Aéropostale stores, consisting of 854 stores in all 50 states and Puerto Rico, 77 stores in Canada, as well as 150 P.S. from Aéropostale stores in 31 states and Puerto Rico. Since November 2012, our Company acquired and now operates GoJane.com, Inc. (“GoJane”), an online women's fashion footwear and apparel retailer. In addition, pursuant to various licensing agreements, our licensees operated 120 Aéropostale locations and one Aéropostale and P.S. from Aéropostale combination location in the Middle East, Asia, Europe and Latin America as of May 3, 2014. During the first quarter of 2014, we signed a new license agreement in Chile to open approximately 10 stores.

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

Our business is highly seasonal, and historically, we have realized a significant portion of our sales and cash flows in the second half of the year, attributable to the impact of the back-to-school selling season in the third quarter and the holiday selling season in the fourth quarter.  As a result, our working capital requirements fluctuate during the year, increasing in mid-summer in anticipation of the third and fourth quarters. Our business is also subject, at certain times, to calendar shifts which may occur during key selling times such as school holidays, Easter and regional fluctuations in the calendar during the back-to-school selling season. Therefore, our interim period unaudited condensed consolidated financial statements may not be indicative of our full-year results of operations, financial condition or cash flows.  These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended February 1, 2014 (“Fiscal 2013 10-K”).

References to “2014” or “fiscal 2014” mean the 52-week period ending January 31, 2015 and references to “2013” or “fiscal 2013” mean the 52-week period ended February 1, 2014.  References to “the first quarter of 2014” mean the thirteen-week period ended May 3, 2014 and references to “the first quarter of 2013” mean the thirteen-week period ended May 4, 2013.

3.  Restructuring Program

On April 30 2014, following an assessment of changing consumer patterns, management and the Board of Directors approved a comprehensive plan to both restructure the P.S. from Aéropostale business and to reduce costs. We plan to close approximately 125 mall-based P.S. from Aéropostale stores and streamline and improve the Company's expense structure. We plan to focus on sales channels with higher expectations for growth, including off-mall locations (including outlets), e-commerce and international licensing. We anticipate that substantially all of the planned store closures will be completed by the end of fiscal 2014. As of May 3, 2014, one store had been closed. The cost reduction program will also target both direct and indirect spending across the organization. This included the reduction of corporate headcount by eliminating approximately 100 open or occupied positions to align with our current business strategies.

We estimate that we will incur pre-tax restructuring and impairment charges related to these actions totaling approximately $40.0 million to $65.0 million throughout fiscal 2014, of which approximately $25.0 million to $40.0 million are estimated to be cash expenses. Included in the estimate of total pre-tax charges are approximately:

•	$4.0 million of consulting and severance expenses resulting from the announced corporate cost reduction initiatives, of which $2.9 million were recorded during the first quarter of 2014.

•	$30.5 million of store asset impairments resulting primarily from the expected closures of the P.S. from Aéropostale stores, all of which were recorded during the first quarter of 2014.

•	$3.0 million of additional severance resulting from the store closures, which are expected to be recorded over the remainder of fiscal 2014.

•
The remainder of the charges relate to estimated lease costs in conjunction with the store closures, which are expected to be recorded during the remainder of fiscal 2014. We cannot yet estimate when the lease charges will be paid.

The charges will be recognized in restructuring charges in the statement of operations.

The following is a summary of expenses incurred during the first quarter of 2014 associated with the above ongoing actions:

13 weeks ended
May 3, 2014
(In thousands)
Store asset impairment charges	$30,497
Severance	1,060
Lease costs	1,046
Other exit costs	1,886
Total	$34,489

The Company accrued liabilities for the above mentioned restructuring charges as of May 3, 2014, which are expected to be paid during fiscal 2014 as follows:

	Impairments	Severance	Lease Costs	Other Exit Costs	Total

	(In thousands)
Liability/Charge at Program Inception	$30,497	$1,060	$1,046	$1,886	$34,489
Paid or utilized	(30,497)	—	—	(1,815)	(32,312)
Adjustments	—	—	—	—	—
Liability as of May 3, 2014	$—	$1,060	$1,046	$71	$2,177

Of the above liabilities, $1.5 million is recorded in accrued expenses and other current liabilities and the balance is included in non-current liabilities.

4.  Fair Value Measurements

We follow the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement” (“ASC 820”) as it relates to financial and nonfinancial assets and liabilities. ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 – Observable inputs other than quoted prices included in Level 1, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability and inputs derived principally from or corroborated by observable market data.

Level 3 – Unobservable inputs reflecting the Company’s own assumptions about the inputs that market participants would use in pricing the asset or liability based on the best information available.

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	Level 1			Level 2			Level 3
	May 3, 2014	February 1, 2014	May 4, 2013	May 3, 2014	February 1, 2014	May 4, 2013	May 3, 2014	February 1, 2014	May 4, 2013
	(In thousands)
Assets:
Cash equivalents [1]	$—	$82,378	$75,047	$—	$—	$—	$—	$—	$—
Total	$—	$82,378	$75,047	$—	$—	$—	$—	$—	$—

Liabilities:
GoJane performance plan liability [2]	$—	$—	$—	$—	$—	$—	$5,882	$7,416	$7,102
Exit costs obligation [3]	—	—	—	—	—	—	3,014	—	—
Total	$—	$—	$—	$—	$—	$—	$8,896	$7,416	$7,102

1 Cash and cash equivalents include money market investments valued as level 1 inputs in the fair value hierarchy. The fair value of cash and cash equivalents approximates their carrying value due to their short-term maturities.

2 Under the terms of the GoJane acquisition agreement, the purchase price also includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business during the five year period beginning on the acquisition date (the "GJ Performance Plan"). These performance payments are not contingent upon continuous employment by the two individual stockholders. The GJ Performance Plan liability is measured at fair value using Level 3 inputs as defined in the fair value hierarchy. The fair value of the contingent payments as of the acquisition date was estimated to be $7.0 million. This was based on a weighted average expected achievement probability and a discount rate over the expected payment stream. Each quarter, we remeasure the GJ Performance Plan liability at fair value.

3 In accordance with the lease assignment for the 34th Street store, we placed $2.4 million in escrow for payment of real estate taxes. We recorded an exit cost obligation related to the real estate taxes at fair value of $2.0 million on the cease-use date. Additionally, the above exit costs obligation includes $1.0 million of lease costs related to four P.S. from Aéropostale stores with previously executed leases that will not open in connection with our restructuring program. These exit costs liabilities are measured at fair value using Level 3 inputs as defined in the fair value hierarchy. This was based on a discount rate over the expected payment streams. Each quarter, we remeasure these liabilities at fair value.

The following table provides a reconciliation of the beginning and ending balances of the GJ Performance Plan measured at fair value using significant unobservable inputs (Level 3):

	13 weeks ended
	May 3, 2014	May 4, 2013
	(In thousands)
Balance at beginning of period	$7,416	$7,019
Accretion of interest expense	66	83
GoJane consideration payment	(1,600)	—
Balance at end of period	$5,882	$7,102

Of the $5.9 million liability as of May 3, 2014, $1.6 million is included in accrued expenses and other current liabilities and the balance is included in non-current liabilities. As of May 4, 2013, the $7.1 million liability was included in non-current liabilities.

The following table provides a reconciliation of the beginning and ending balances of the Exit Costs Obligations measured at fair value using significant unobservable inputs (Level 3):

	13 weeks ended
	May 3, 2014	May 4, 2013
	(In thousands)
Balance at beginning of period	$—	$—
Accretion of rent expense	5	—
Payments	—	—
Fair value of exit costs obligations at cease-use date	3,009	—
Balance at end of period	$3,014	$—

Of the $3.0 million liability as of May 3, 2014, $0.7 million is included in accrued expenses and other current liabilities and the balance is included in non-current liabilities.

Non-Financial Assets

Our non-financial assets, which include fixtures, equipment and improvements and intangible assets, are not required to be measured at fair value on a recurring basis.  However, if certain triggering events occur, or if an impairment test is required and we are required to evaluate the non-financial asset for impairment, a resulting asset impairment would require that the non-financial asset be recorded at a new cost based on its measured fair value.

We recorded store asset impairment charges of approximately $33.1 million during the first quarter of 2014 primarily for 88 stores. Of these charges, $30.5 million was included in restructuring charges and $2.6 million was included in cost of sales. We recorded store asset impairment charges of approximately $0.6 million during the first quarter of 2013 for one store. These charges were included in cost of sales.  These amounts included the write-down of long-lived assets at stores that were assessed for impairment because of (a) changes in circumstances that indicated the carrying value of assets may not be recoverable, or (b) management’s intention to relocate or close stores.  Impairment charges were primarily related to revenues and/or gross margins not meeting targeted levels at the respective stores as a result of macroeconomic conditions, location related conditions and other factors that are negatively impacting the sales and cash flows of these locations.

Long-lived assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 3 inputs as defined in the fair value hierarchy.  The fair value of long-lived assets is determined by estimating the amount and timing of net future discounted cash flows.  We estimate future cash flows based on our experience, current trends and local market conditions. Based upon future results of operations at the store level, additional impairment charges may be recorded in future periods if loss trends continue and/or the current cash flow projections are not achieved.

The table below sets forth by level within the fair value hierarchy the fair value of long-lived assets for which an impairment was recognized for the first quarter of 2014 and the first quarter of 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses
	(In thousands)
May 3, 2014:
Long-lived assets held and used	$—	$—	$980	$980	$33,124

May 4, 2013:
Long-lived assets held and used	$—	$—	$38	$38	$560

5.  Stockholders’ Equity

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

We did not repurchase shares of our common stock during the first quarter of 2014 or during the first quarter of 2013 under the stock repurchase program.  We have repurchased 60.1 million shares of our common stock for $1.0 billion under the program to date.  As of May 3, 2014, we have approximately $104.4 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

In addition to the above program, we withheld 46,000 shares for minimum statutory withholding taxes of $0.2 million related to the vesting of stock awards during the first quarter of 2014.

Accumulated Other Comprehensive (Loss) Income

The following table sets forth the components of accumulated other comprehensive (loss) income:

	May 3, 2014	February 1, 2014	May 4, 2013
	(In thousands)
Pension liability, net of tax	$(1,976)	$(2,007)	$(2,478)
Cumulative foreign currency translation adjustment [1]	882	824	2,490
Total accumulated other comprehensive (loss) income	$(1,094)	$(1,183)	$12

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

The changes in components in accumulated other comprehensive (loss) income are as follows:

	May 3, 2014
	Pension Liability	Foreign Currency Translation	Total
	(In thousands)
Beginning balance at February 2, 2014	$(2,007)	$824	$(1,183)
Other comprehensive income before reclassifications	—	58	58
Reclassified from accumulated other comprehensive income	50	—	50
Tax effect on pension liability	(19)	—	(19)
Net current-period other comprehensive income	$31	$58	$89
Ending balance at May 3, 2014	$(1,976)	$882	$(1,094)

	May 4, 2013
	Pension Liability	Foreign Currency Translation	Total
	(In thousands)
Beginning balance at February 3, 2013	$(2,541)	$2,731	$190
Other comprehensive loss before reclassifications	—	(241)	(241)
Reclassified from accumulated other comprehensive income	105	—	105
Tax effect on pension liability	(42)	—	(42)
Net current-period other comprehensive income (loss)	$63	$(241)	$(178)
Ending balance at May 4, 2013	$(2,478)	$2,490	$12

The details related to the reclassifications out of accumulated comprehensive loss are as follows:

	May 3, 2014		May 4, 2013
	(In thousands)
Amortization of defined benefit plan items:
Amortization of loss	$31	[1]	$86	[1]
Amortization of prior service cost	19	[1]	19	[1]
Total before tax	$50		$105
Tax expense	(19)		(42)
Net of tax	$31		$63

1 These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost (see Note 10 for additional details).

6.  Loss Per Share

The following table sets forth the computations of basic and diluted loss per share:

	13 weeks ended
	May 3, 2014	May 4, 2013
	(In thousands, except per share data)
Net loss	$(76,782)	$(12,168)
Weighted average basic shares	78,558	78,370
Impact of dilutive securities	—	—
Weighted average diluted shares	78,558	78,370
Basic loss per share	$(0.98)	$(0.16)
Diluted loss per share	$(0.98)	$(0.16)

All options to purchase shares, in addition to restricted and performance shares, were excluded from the computation of diluted loss per share because the effect would be anti-dilutive during the first quarter of fiscal 2014 and fiscal 2013.

7.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	May 3, 2014	February 1, 2014	May 4, 2013
	(In thousands)
Accrued gift cards	$21,644	$27,783	$23,982
Accrued compensation and retirement benefit plan liabilities	11,513	16,939	12,686
Current portion of tenant allowance	16,046	—	—
Other	55,845	57,394	47,126
Total accrued expenses and other current liabilities	$105,048	$102,116	$83,794

8.  Non-current Liabilities

Non-current liabilities consist of the following:

	May 3, 2014	February 1, 2014	May 4, 2013
	(In thousands)
Deferred rent	$44,233	$46,831	$45,814
Deferred tenant allowance	32,896	51,189	55,345
Retirement benefit plan liabilities	14,366	14,339	13,979
Uncertain tax contingency liabilities	3,473	3,702	3,040
Other	11,887	10,527	10,309
Total non-current liabilities	$106,855	$126,588	$128,487

9.  Revolving Credit Facility

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

On February 21, 2014, the Company, certain of its direct and indirect subsidiaries, including GoJane LLC, the Lenders party thereto, and Bank of America, N.A., as agent for the ratable benefit of the Credit Parties (in such capacity, the “Agent”), entered into a Joinder and First Amendment to Third Amended and Restated Loan and Security Agreement and Amendment to Certain Other Loan Documents (the “First Amendment”). The First Amendment amended the Credit Facility, among other things, to increase from $175.0 million to $230.0 million the aggregate amount of loans and other extensions of credit available to the Borrower under the Credit Facility by (i) the addition of a $30.0 million first-in, last-out revolving loan facility based on the appraised value of certain intellectual property of the Company, and (ii) an increase in the Company’s existing revolving credit facility by $25.0 million, from $175.0 million to $200.0 million (which continues to include a $40.0 million sublimit for the issuance of letters of credit). In addition, the accordion feature of the Credit Facility, under which the Company may request an increase in the commitments of the Lenders thereunder from time to time, was reduced from $75.0 million to $50.0 million. GoJane LLC, an indirect wholly-owned subsidiary of the Company, also joined the credit facility as a new guarantor.

On May 23, 2014 we entered into $150.0 million senior secured credit facilities with Sycamore Partners. In connection with this agreement, we amended the revolving credit facility with Bank of America N.A. to allow for the incurrence of this additional debt under the Loan Agreement (see Note 16 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion).

Loans under the Credit Facility are secured by substantially all of our assets and are guaranteed by the Guarantors. Upon the occurrence of a Suspension Event (which is defined in the Credit Facility as an event of default or any occurrence, circumstance or state of facts which would become an event of default after notice, or lapse of time, or both) or, in certain circumstances, a Cash Dominion Event (which is defined in the Credit Facility as either any event of default or failure to maintain availability in an amount greater than 12.5% of the lesser of the borrowing base and facility commitment), our ability to borrow funds, make investments, pay dividends and repurchase shares of our common stock may be limited, among other limitations. Direct borrowings under the Credit Facility bear interest at a margin over either LIBOR or at the Prime Rate (as each such term is defined in the Credit Facility).

The Credit Facility also contains covenants that, subject to specified exceptions, restrict our ability to, among other things:

•	incur additional debt or encumber assets of the Company;

•	merge with or acquire other companies, liquidate or dissolve;

•	sell, transfer, lease or dispose of assets; and

•	make loans or guarantees.

Events of default under the Credit Facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default on leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, failure to maintain specified availability levels, business failure or application for bankruptcy, institution of legal process or proceedings under federal, state or civil statutes, legal challenges to loan documents and a change in control. Upon the occurrence of an event of default under the Credit Facility, the Lenders may take action, including but not limited to, cease making loans, termination of the Credit Facility and declaration that all amounts outstanding are immediately due and payable, and taking possession of and sell all assets that have been used as collateral.

The Company is subject to a restriction requiring the maintenance of minimum availability levels based upon the lesser of 10% of the borrowing base or commitments, as defined in the Credit Facility.

Availability under the Credit Facility is based on a borrowing base consisting of merchandise inventory, certain intellectual property and receivables. As of May 3, 2014, we had $8.5 million in cash borrowings and our remaining availability was $174.4 million. During fiscal 2013 and as of February 1, 2014, we had no outstanding balances under the Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of May 3, 2014, the outstanding letter of credit was $0.2 million and expires on June 30, 2014. We do not have any other stand-by or commercial letters of credit as of May 3, 2014 under the Credit Facility.

As of May 3, 2014, we are not aware of any instances of noncompliance with any financial covenants.

10.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	May 3, 2014	February 1, 2014	May 4, 2013
	(In thousands)
Supplemental Executive Retirement Plan (“SERP”)	$10,782	$10,551	$12,880
Other retirement plan liabilities	4,121	4,050	3,245
Total	$14,903	$14,601	$16,125
Less amount classified in accrued expenses related to SERP	—	—	2,146
Less amount classified in accrued expenses related to other retirement plan liabilities	537	262	—
Long-term retirement benefit plan liabilities	$14,366	$14,339	$13,979

401(k) Plan

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements.  Under the terms of the plan, employees may contribute, subject to statutory limitations, up to 100% of gross earnings and historically, including fiscal 2013, we have provided a matching contribution of 50% of the first 5% of gross earnings contributed by the participants.  We also have the option to make additional contributions or to suspend the employer contribution at any time. The employer's matching contributions vest over a five-year service period with 20% vesting after two years and 50% vesting after year three.  Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after five years of service. We have suspended the Company's matching contribution under the plan in the U.S. and Canada for fiscal 2014. We also have separate defined contribution plans for eligible employees in both Canada and Puerto Rico who meet certain requirements. Contribution expense for all plans was not material to the unaudited condensed consolidated financial statements for any period presented.

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

The components of net periodic pension benefit cost are as follows:

	13 weeks ended
	May 3, 2014	May 4, 2013
	(In thousands)
Service cost	$129	$133
Interest cost	101	110
Amortization of prior experience cost	18	19
Amortization of net loss	32	86
Net periodic pension benefit cost	$280	$348

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

We re-measured the SERP obligation as a result of the settlement discussed above. We had non-current liabilities of $10.8 million as of May 3, 2014, $10.6 million as of February 1, 2014 and $10.7 million as of May 4, 2013 in connection with this plan.

Other Retirement Plan Liabilities

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management. The plan is a non-qualified, non-contributory defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP. We record annual monetary credits to each participant's account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant's account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants' accounts will be fully vested upon retirement after completing five years of service and attaining age 55. The liability related to this plan was $4.0 million as of May 3, 2014, $3.9 million as of February 1, 2014 and $3.1 million as of May 4, 2013. Compensation expense related to this plan was not material to our unaudited condensed consolidated financial statements for any period presented.

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

Restricted Stock Units

Beginning in fiscal 2013, certain of our employees have been awarded restricted stock units, pursuant to restricted stock unit agreements. The restricted stock units awarded to employees cliff vest at varying times, most typically following between one and three years of continuous service from the award date. Certain shares awarded may also vest upon a qualified retirement at or following age 65, or upon a qualified early retirement under the provisions adopted in 2013 whereby the awardee completes 10 years of service, attains age 55 and retires. All restricted stock units immediately vest upon a change in control of the Company.

The following table summarizes share-settled restricted stock units outstanding as of May 3, 2014:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 2, 2014	230	$9.05
Granted	306	4.90
Vested	(3)	9.05
Cancelled	—	—
Outstanding as of May 3, 2014	533	$6.67

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was $1.6 million for the first quarter of 2014. There was no compensation expense in the first quarter of 2013. As of May 3, 2014, there was $0.7 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over the weighted average period of two years.  The total fair value of units vested was less than $0.1 million during the first quarter of 2014 and zero during the first quarter of 2013.

Additionally, beginning in the first quarter of fiscal 2014, certain of our employees have been awarded cash-settled restricted stock units, pursuant to cash-settled restricted stock unit agreements. The cash-settled restricted stock units awarded to employees cliff vest at varying times up to approximately three years of continuous service. Certain shares awarded may also vest upon a qualified retirement at or following age 65, or upon a qualified early retirement under the provisions adopted in 2013 whereby the awardee completes 10 years of service, attains age 55 and retires. All cash-settled restricted stock units immediately vest upon a change in control of the Company.  We may, in our sole discretion, at any time during the term, convert the cash-settled restricted stock units for stock-settled restricted stock units. The cash-settled restricted stock units are treated as liability awards in accordance with ASC 718.

The following table summarizes cash-settled restricted stock units outstanding as of May 3, 2014:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 2, 2014	—	$—
Granted	1,219	4.93
Vested	—	—
Cancelled	(49)	4.99
Outstanding as of May 3, 2014	1,170	$4.93

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was $0.3 million for the first quarter of 2014. As of May 3, 2014, there was $5.5 million of unrecognized compensation cost related to cash-settled restricted stock units that is expected to be recognized over the weighted average period of three years.

Restricted Shares

Certain of our employees and all of our directors have been awarded non-vested stock (restricted shares), pursuant to non-vested stock agreements. The restricted shares awarded to employees generally cliff vest after up to three years of continuous service.  Beginning in November 2012, certain shares awarded after such date may also vest upon a qualified retirement at age 65, or upon a qualified early retirement under the provisions adopted in 2013 whereby an awardee completes 10 years of service, attains age 55 and retires. All restricted shares immediately vest upon a change in control of the Company.  Grants of restricted shares awarded to directors vest in full after one year.

The following table summarizes non-vested shares of stock outstanding as of May 3, 2014:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 2, 2014	1,856	$14.82
Granted	206	5.00
Vested	(186)	20.16
Cancelled	(66)	14.83
Outstanding as of May 3, 2014	1,810	$13.15

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was $1.8 million for the first quarter of 2014 and $2.4 million for the first quarter of 2013.  As of May 3, 2014, there was $10.5 million of unrecognized compensation cost related to restricted shares awards that is expected to be recognized over the weighted average period of one year.  The total fair value of shares vested was $3.8 million during the first quarter of fiscal 2014 and $7.5 million during the first quarter of fiscal 2013.

In connection with the GoJane acquisition, we granted restricted shares to the two individual stockholders of GoJane, with compensation expense recognized over the three year cliff vesting period. If the aggregate dollar value of the restricted shares on the vesting date is less than $8.0 million, then we shall pay to the two individual stockholders an amount in cash equal to the difference between $8.0 million and the fair market value of the restricted shares on the vesting date. As of the first quarter of 2014, we recorded additional compensation expense $0.9 million and a corresponding liability of $2.4 million based on the Company's stock price as of May 3, 2014. As of the first quarter of 2013, we recorded no additional compensation expense.

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

Performance Shares

Certain of our executives have been awarded performance shares, pursuant to performance share agreements. The performance shares cliff vest at the end of three years of continuous service with us. The shares awarded during fiscal 2013 are contingent upon meeting various separate performance conditions based upon consolidated earnings targets or market conditions based upon total shareholder return targets. All performance shares immediately vest upon a change in control of the Company (as communicated to the executives awarded performance shares). Compensation cost for the performance shares with performance conditions related to consolidated earnings targets is periodically reviewed and adjusted based upon the probability of achieving certain performance targets. If the probability of achieving targets changes, compensation cost will be adjusted in the period that the probability of achievement changes. The fair value of performance based awards is based upon the fair value of the Company's common stock on the date of grant. For market based awards, that vest based upon total shareholder return targets, the effect of the market conditions is reflected in the fair value of the awards on the date of grant using a Monte-Carlo simulation model. A Monte-Carlo simulation model estimates the fair value of the market based award based upon the expected term, risk-free interest rate, expected dividend yield and expected volatility measure for the Company and its peer group. Compensation expense for market based awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

The following table summarizes performance shares of stock outstanding as of May 3, 2014:

	Performance-based		Market-based
	Performance Shares		Performance Shares
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding as of February 2, 2014	—	$—	391	$20.01
Granted	—	—	676	5.34
Vested	—	—	—	—
Cancelled	—	—	—	—
Outstanding as of May 3, 2014	—	$—	1,067	$10.71

Total compensation expense is being amortized over the vesting period. Compensation expense related to the market-based performance shares was $0.7 million for the first quarter of 2014 and $0.2 million for the first quarter of 2013. Certain of our performance-based performance shares did not achieve a grant date and therefore are not reflected in the table.

The following table summarizes unrecognized compensation cost and the weighted-average years expected to be recognized related to performance share awards outstanding as of May 3, 2014:

	Performance-based	Market-based
	Performance Shares	Performance Shares
Total unrecognized compensation (in millions)	$—	$8.5
Weighted-average years expected to be recognized over (years)	0	3

Cash-Settled Stock Appreciation Rights ("CSARs")

In conjunction with the execution of the employment agreement with our CEO on May 3, 2013, we granted him an award of CSARs, with an award date value of $5.6 million. The number of CSARs granted was determined in accordance with the agreement by dividing $5.6 million by the Black Scholes value of the closing price of a share of the Company's common stock on the award date. The CSARs are currently being treated as a liability based award. For the first quarter of 2014, our expected volatility was 56%, expected term was 4.0 years, risk-free interest rate was 1.09% and expected forfeiture rate was 0%. The CSARs have a term of seven years and will vest in equal 1/3 increments over three years. Additionally, we may, in our sole discretion, at any time during the term, exchange a CSAR for another form of equity which is of equal value to the CSAR at the time of the exchange. For the first quarter of 2014 and the first quarter of 2013, this incentive award did not have a material impact on the unaudited condensed consolidated financial statements. As of May 3, 2014, there was $0.4 million of unrecognized compensation cost related to CSARs that is expected to be recognized over the weighted average period of two years.

Stock Options

We have an Omnibus Incentive Plan under which we may grant qualified and non-qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees.  Stock options may not be granted at less than the fair market value at the date of grant. Stock options generally vest over four years on a pro-rata basis and expire after eight years. All outstanding stock options immediately vest upon (i) a change in control of the Company (as defined in the plan) and (ii) termination of the employee within one year of such change of control.

We did not grant stock options during the first quarters of 2014 or 2013. The fair value of options granted in prior years was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires certain assumptions, including estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the unaudited condensed consolidated statements of operations.

The effects of applying the provisions of ASC 718 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

The following table summarizes stock option transactions for common stock during the first quarter of 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of February 2, 2014	377	$16.61
Granted	—	—
Exercised	—	—
Cancelled[1]	(91)	13.08
Outstanding as of May 3, 2014	286	$17.73	1.47	$—
Options vested as of May 3, 2014 and expected to vest[2]	286	$17.73	1.47	$—
Exercisable as of May 3, 2014	276	$17.76	1.31	$—

1 The number of options cancelled includes approximately 91,000 expired shares.
2 The number of options expected to vest takes into consideration estimated expected forfeitures.

We recognized less than $0.1 million in compensation expense related to stock options during the first quarters of 2014 and 2013.   For the first quarter of 2014 and first quarter of 2013, the intrinsic value of options exercised was zero.

The following table summarizes information regarding non-vested outstanding stock options as of May 3, 2014:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of February 2, 2014	10	$6.41
Granted	—	—
Vested	—	—
Cancelled	—	—
Non-vested as of May 3, 2014	10	$6.41

As of May 3, 2014, the total unrecognized compensation cost related to non-vested options that we expect to be recognized over the remaining weighted-average vesting period of two years is not significant.

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

Aéropostale and the plaintiffs have entered into a settlement agreement resolving the claims made in this action, without any admission of liability, for the amount of $15 million, all of which will be funded with insurance proceeds. The agreement remains subject to notice to the class and final court approval. The settlement received final court approval on May 9, 2014.

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

On April 24, 2012, the New York Supreme Court, New York County, issued an Order consolidating and staying the Bell and Booth actions pending a ruling on the motion to dismiss filed in the City of Providence federal securities class action. Following denial of the motion to dismiss in the federal securities class action, plaintiff filed an amended complaint in the consolidated Bell/Booth action. Defendants have moved to dismiss that complaint. A hearing on the motion to dismiss the Bell/Booth action occurred on January 7, 2014 and at that hearing the court granted the Defendants motion to dismiss the complaint. The plaintiffs have not appealed and the court's decision is final.

During February 2014, we settled litigations related to California wage and hour matters. Accordingly, we have recorded liabilities of $4.4 million as of May 3, 2014 related to these settlements.

We are also party to various litigation matters and proceedings in the ordinary course of business.  In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Guarantees - We have a sourcing agreement with one of our sourcing agents that expires in July 2014. The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement. In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two-year period during the term of the agreement. If we purchase less than this amount over the two-year measurement period, then we will be obligated to pay the contracted commission on the shortfall from the guaranteed minimum. We met all contractual minimum product purchase commitments as of May 3, 2014. In addition, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse the agent for costs and expenses, if any, that it had incurred. We have not issued any other third party guarantees or commercial commitments as of May 3, 2014.

In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of May 3, 2014, the outstanding letter of credit was $0.2 million and expires on June 30, 2014. We do not have any other stand-by or commercial letters of credit as of May 3, 2014.

On May 23, 2014 we entered into $150.0 million senior secured credit facilities with Sycamore Partners. In connection with this agreement, we entered into an exclusive sourcing agreement with an affiliate of Sycamore Partners that requires us to purchase a minimum volume of product for 10 years. This purchase commitment will commence on our first quarter of fiscal 2016, and is between $240.0 million and $280.0 million per annum depending on the year (see Note 16 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion).

We have various product license agreements that obligate us to pay the licensee at least the guaranteed minimum royalty amount based on sales of their products.

Executive Severance Plan

On November 12, 2013, we adopted a Change of Control Severance Plan ("the Plan"), which entitles certain executive level employees to receive certain payments upon a termination of employment after a change of control (as defined in the Plan) of the Company. The adoption of the Plan did not have any impact on the unaudited condensed consolidated financial statements for any periods presented.

13.  Income Taxes

We review the annual effective tax rate on a quarterly basis and make necessary changes if information or events merit.  The estimated annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates.  The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occur), or impacts from tax law changes.  To the extent such changes impact our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occur. During the first quarter of 2014, we recorded tax expense of $1.0 million to reduce certain state deferred tax assets, primarily resulting from the planned closures of the mall-based P.S. from Aéropostale stores.

We follow the provisions of ASC Topic 740, “Income Taxes”, which includes the accounting and disclosure for uncertainty in income taxes.  We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Uncertain tax positions, inclusive of interest and penalties were $9.6 million as of May 3, 2014, $9.9 million at February 1, 2014, and $3.0 million at May 4, 2013.  Of these amounts, $6.2 million was recorded as a direct reduction of the related deferred tax assets as of May 3, 2014 and February 1, 2014. Reversal of these uncertain tax positions, along with reversal of related deferred tax assets, would favorably impact our effective tax rate. These uncertain tax positions are subject to change based on future events, the timing of which is uncertain, however the Company does not anticipate that the balance of such uncertain tax positions will significantly decrease during the next twelve months.

We file income tax returns in the U.S. and in various states, Canada and Puerto Rico. All tax returns remain open for examination generally for our 2010 through 2013 tax years by various taxing authorities. However, certain states may keep their statute open for six to ten years.

14.  Segment Information

FASB ASC Topic 280, “Segment Reporting” (“ASC 280”), establishes standards for reporting information about a company’s operating segments. In the fourth quarter of 2013, management concluded that we have two reportable segments: a) retail stores and e-commerce; and b) international licensing. As a result, prior year segment information has been recasted to conform to the current year presentation. These reportable segments were identified based on how our business is managed and evaluated. The reportable segments represent the Company’s activities for which separate financial information is available and which is utilized on a regular basis by the Company’s chief operating decision maker (“CODM”) to evaluate performance and allocate resources. The retail stores and e-commerce segment includes Aéropostale U.S., Aéropostale Canada, P.S. from Aéropostale and GoJane. In identifying our reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The accounting policies of the Company’s reportable segments are consistent with those described in Note 1 of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014. All intercompany transactions are eliminated in consolidation. We do not rely on any major customers as a source of revenue.

The following tables provide summary financial data for each of our segments (in thousands):

	13 weeks ended
	May 3, 2014	May 4, 2013
Net sales:
Retail stores and e-commerce	$388,321	$450,147
International licensing	7,537	2,126
Total net sales	$395,858	$452,273

	13 weeks ended
	May 3, 2014	May 4, 2013
(Loss) income from operations:
Retail stores and e-commerce [1]	$(52,939)	$(21,711)
International licensing	6,903	1,765
Other [2]	(37,401)	(560)
Total loss from operations	$(83,437)	$(20,506)

1 Such amounts include all corporate overhead and shared service function costs. We have not allocated a portion of these costs to international licensing in this presentation to be consistent with how the CODM reviews the results.

2 Other items for the first quarter of 2014, which are all related to the retail stores and e-commerce segment, included restructuring charges (See Note 3), store asset impairment charges (See Note 4) and other income (charges) that are not included in the segment income (loss) from operations reviewed by the CODM. Other items for the first quarter of 2013 included store asset impairment charges.

Depreciation expense and capital expenditures have not been separately disclosed as the amounts primarily relate to the retail stores and e-commerce segment. Such amounts are not material for the international licensing segment.

	May 3, 2014	February 1, 2014	May 4, 2013
Total assets:
Retail stores and e-commerce	$524,781	$637,927	$692,968
International licensing	7,112	9,714	8,736
Total assets	$531,893	$647,641	$701,704

15.  Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 is effective for for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Management is still assessing the impact of the adoption to the unaudited condensed consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, the ASU expands the disclosure requirements for disposals that meet the definition of a discontinued operation, requires entities to disclose information about disposals of individually significant components and defines “discontinued operations” similarly to how it is defined under International Financial Reporting Standards 5, Non-current Assets Held for Sale and Discontinued Operations. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. Management is still assessing the impact of the adoption to the unaudited condensed consolidated financial statements.

16.  Subsequent Event - Closing of $150.0 Million Financing Transaction

On May 23, 2014, we entered into (i) a Loan and Security Agreement (the "Loan Agreement") with affiliates of Sycamore Partners, (ii) a Stock Purchase Agreement (the "Stock Purchase Agreement") with Aero Investors LLC, an affiliate of Sycamore Partners ("Investor"), for the purchase of 1,000 shares of Series B Convertible Preferred Stock of the Company, $0.01 par value (the "Series B Preferred Stock"), and (iii) an Investor Rights Agreement (the "Investor Rights Agreement") with Investor.

Simultaneously with entering into the Loan Agreement, we amended our existing revolving credit facility with Bank of America, N.A. to allow for the incurrence of the additional debt under the Loan Agreement.

Loan Agreement

The Loan Agreement makes available to us term loans in the principal amount of $150.0 million, consisting of two tranches: a five-year $100.0 million term loan facility (the "Tranche A Loan") and a 10-year $50.0 million term loan facility (the "Tranche B Loan" and, together with the Tranche A Loan, the "Term Loan").

The Tranche A Loan bears interest at an interest rate equal to 10% per annum and, at our election, up to 50% of the interest can be payable-in-kind during the first three years and up to 20% of the interest can be payable-in-kind during the final two years. The first year of interest under the Tranche A Facility in the amount of $10.0 million was prepaid in cash in full on May 23, 2014, and no other interest payments are required to be paid during the first year of the Tranche A Facility. The Tranche A Loan has no annual scheduled amortization requirements. The Tranche A Loan is scheduled to mature on May 23, 2019. The Tranche B Loan will not accrue any interest. The Tranche B Loan will be paid off in equal annual installments of 10% per annum. The Tranche B Loan is scheduled to mature on the earlier of (a) tenth anniversary of the end of the Start-Up Period (as such term is defined in the Sourcing Agreement) and (b) the expiration or termination of the Sourcing Agreement described below.

The Term Loan is guaranteed by certain of our domestic subsidiaries and will be secured by a second priority security interest in all assets of the Company and certain of our subsidiaries that were already pledged for the benefit of Bank of America, N.A., as ABL agent, under its existing revolving credit facility, and (ii) a first priority security interest in our, and certain of our subsidiaries', remaining assets.

The Loan Agreement contains representations, covenants and events of default that are substantially consistent with our existing revolving credit facility with Bank of America, N.A. The Loan Agreement also contains a $70.0 million minimum liquidity covenant.

The proceeds of the Term Loan are to be used for working capital and other general corporate purposes. Prepayment of the Tranche A Loan prior to the second anniversary of the closing will require payment of a prepayment premium. The Tranche B Loan may be prepaid at any time without premium or penalty.

Series B Convertible Preferred Stock

Concurrently with and as a condition to entering into the Loan Agreement, we issued 1,000 shares of the Series B Preferred Stock to Investor at an aggregate offer price of $100,000. Each share of Series B Preferred Stock is convertible at any time on or prior to May 23, 2024 into shares of common stock at an initial conversion rate of 3,932.018 for each share of Series B Preferred Stock. The common stock underlying the Series B Preferred Stock represents 5% of our issued and outstanding common stock as of May 23, 2014. The Series B Preferred Stock is convertible into shares of the common stock at an initial cash conversion price of $7.25 per share of the underlying common stock (subject to adjustment for certain dilutive issuances). In the event of a change of control transaction, the Series B Preferred Stock will automatically convert into common stock subject to payment by the holder of such Series B Preferred of the aggregate cash conversion price then in effect, if such conversion price is lower than the per share consideration to be received in the change of control transaction. In the event that the per share consideration to be received in the change of control transaction is less or equal to the per share cash conversion price then in effect, the Series B Preferred will be automatically converted into a right to receive an amount per share equal to the par value of such share of Series B Preferred Stock.

Non-Exclusive Sourcing Agreement

As a condition to funding the Tranche B Loan, we and one of our subsidiaries also entered into a non-exclusive Sourcing Agreement (the "Sourcing Agreement") with TSAM (Delaware) LLC (d/b/a MGF Sourcing US LLC), an affiliate of Sycamore Partners ("MGF"). We expect to commence sourcing goods with MGF pursuant to the Sourcing Agreement during the fourth quarter of 2014.

We guarantee the obligations of our subsidiary under the Sourcing Agreement. The Sourcing Agreement requires us to purchase a minimum volume of product for a period of 10 years commencing on our first fiscal quarter of 2016 (such period, the "Minimum Volume Commitment Period"), of between $240.0 million and $280.0 million per annum depending on the year (the "Minimum Volume Commitment"). If we fail to purchase the applicable Minimum Volume Commitment in any given year, we will pay a shortfall commission to MGF, based on a scaled percentage of the applicable Minimum Volume Commitment shortfall during the applicable period.

Under the Sourcing Agreement, MGF is required to pay to us an annual rebate equal to a fixed amount multiplied by the percentage of annual purchases made by us (including purchases deemed to be made by virtue of payment of the shortfall commission) relative to the Minimum Volume Commitment to be applied towards the payment of the required amortization on the Tranche B Loan. The Sourcing Agreement also provides for certain carryover credits if we purchase a volume of product above the Minimum Volume Commitment during the applicable Minimum Volume Commitment Period.

We may terminate the Sourcing Agreement upon nine (9) months' notice at any time after the first three years of the Minimum Volume Commitment Period have elapsed, subject to payment of a termination fee scaled to the term remaining under the Sourcing Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results.  Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements.  Among the factors that could cause actual results to materially differ from those projected in the forward-looking statements, include changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors; changes in the economy and other events leading to a reduction in discretionary consumer spending; seasonality; risks associated with changes in social, political, economic and other conditions and the possible adverse impact of changes in import restrictions; risks associated with uncertainty relating to the Company's ability to implement its growth strategy and risks asscociated with the Company’s ability to implement and realize the anticipated benefits of the Company’s strategic initiatives and cost reduction program. In addition, the risk factors included in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 should be read in connection with evaluating our business and future prospects.  All forward-looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made.

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” is intended to provide information to help you better understand our financial condition and results of operations.  Our business is highly seasonal, and historically we realize a significant portion of our sales and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in our third quarter and the holiday selling season in our fourth quarter.  Therefore, our interim period unaudited condensed consolidated financial statements may not be indicative of our full-year results of operations, financial condition or cash flows. We recommend that you read this section along with the unaudited condensed consolidated financial statements and notes included in this report and along with our Annual Report on Form 10-K for the year ended February 1, 2014.

The discussion in the following section is on a consolidated basis, unless indicated otherwise.

Overview

While the United States macro-economic environment and a decline in mall traffic continue to remain challenging, we are focused on executing our key merchandising, operational and financial initiatives to improve our performance. We continue to make progress on our key initiative of increasing the fashion in our overall assortment, including our exclusive sub-brand businesses, Live Love Dream and the Bethany Mota Collection. We also continue to make progress on our key financial strategies of maintaining appropriate levels of liquidity, optimizing our real estate portfolio and managing our capital spending prudently. With regard to liquidity, on February 21, 2014, we increased the aggregate borrowing capacity on our revolver from $175.0 million to $230.0 million (see Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion). Additionally, on May 23, 2014, to enhance our liquidity, we entered into $150.0 million in senior secured credit facilities with Sycamore Partners (see Note 16 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion).

Operationally, on April 30, 2014, following a strategic review and assessment of changing consumer patterns, management and the Board of Directors approved a comprehensive plan to both restructure the P.S. from Aéropostale business and to reduce costs. We have identified key initiatives we estimate will generate approximately $30.0 million to $35.0 million in annualized pre-tax savings, of which approximately $5.0 million to $10.0 million is expected to be achieved during fiscal 2014. Based on changing consumer patterns, we plan to close approximately 125 mall-based P.S. from Aéropostale stores by the end of fiscal 2014. We plan to focus on faster growing sales channels, including off-mall locations (including outlets), e-commerce and international licensing. We are also exploring other potential third party distribution channels. By taking these steps, we expect to eliminate pre-tax losses of approximately $15.0 million that were generated in the mall-based business in fiscal 2013, excluding any impairment charges. We anticipate that substantially all of the planned store closures will be completed by the end of fiscal 2014. As of May 3, 2014, one store had been closed. The cost reduction program will also target both direct and indirect spending across the organization. This included the reduction of corporate headcount by eliminating approximately 100 open or occupied positions to align with our current business strategies.

We estimate that we will incur pre-tax restructuring and impairment charges related to these actions totaling approximately $40.0 million to $65.0 million throughout fiscal 2014, of which approximately $25.0 million to $40.0 million are estimated to be cash expenses. Included in the estimate of total pre-tax charges are approximately:

•	$4.0 million of consulting and severance expenses resulting from the announced corporate cost reduction initiatives, of which $2.9 million were recorded during the first quarter of 2014.

•
$30.5 million of the charges relate to fixed asset impairments resulting primarily from the expected closures of the P.S. from Aéropostale stores, all of which were recorded during the first quarter of 2014.

•	$3.0 million of the charges relate to additional severance resulting from the store closures, which are expected to be recorded over the remainder of fiscal 2014.

•
The remainder of the charges relate to estimated lease costs in conjunction with the store closures, which are expected to be recorded during the remainder of fiscal 2014. We cannot yet estimate when the lease charges will be paid.

The charges will be recognized in restructuring charges in the statement of operations. The amounts of these estimated costs and charges are preliminary and remain subject to change, pending, among other factors, the outcome of negotiations with third parties. Total charges, actual savings and timing may vary positively or negatively from these estimates due to changes in the scope, underlying assumptions or execution risk of the program throughout its duration.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended
	May 3, 2014	May 4, 2013
Net sales	100.0%	100.0%
Gross profit	17.8%	22.4%
Selling, general and administrative expenses	30.2%	27.0%
Restructuring charges	8.7%	—%
Loss from operations	(21.1)%	(4.6)%
Interest expense	0.1%	—%
Loss before income taxes	(21.2)%	(4.6)%
Income tax benefit	(1.8)%	(1.9)%
Net loss	(19.4)%	(2.7)%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table. Comparable changes for the 13-weeks ended May 3, 2014 are compared to the 13-weeks ended May 4, 2013.

	13 weeks ended
	May 3, 2014	May 4, 2013
Net sales (in millions)	$395.9	$452.3
Total store count at end of period	1,081	1,106
Comparable store count at end of period	1,005	1,027
Net sales change	(12)%	(9)%
Comparable sales change (including the e-commerce channel)	(13)%	(14)%
Comparable average unit retail change (including the e-commerce channel)	3%	(9)%
Comparable units per sales transaction change (including the e-commerce channel)	(5)%	5%
Comparable sales transaction change (including the e-commerce channel)	(10)%	(10)%
Net sales per average square foot	$86	$99
Gross profit (in millions)	$70.5	$101.4
Loss from operations (in millions)	$(83.4)	$(20.5)
Diluted loss per share	$(0.98)	$(0.16)
Average square footage growth over comparable period	—%	3%
Change in total inventory over comparable period	(4)%	3%
Change in store inventory per retail square foot over comparable period	(3)%	(3)%
Percentages of net sales by category:
Young Women’s	65%	65%
Young Men’s	35%	35%

Comparison of the 13 weeks ended May 3, 2014 to the 13 weeks ended May 4, 2013

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

Net sales for the first quarter of 2014 decreased by $56.4 million, or by 12%, compared to the same period last year. The decrease in net sales was driven by the decrease in comparable sales of 13%. The net sales decrease reflects:

•	a decrease of $45.3 million in comparable store sales (excluding the e-commerce channel)

•	a decrease of $9.2 million in non-comparable store sales

•	a decrease of $7.3 million in our e-commerce business

•	an increase of $5.4 million in international licensing revenue primarily due to the increase in licensee operated locations to 121 as of May 3, 2014 from 28 as of May 4, 2013.

Consolidated comparable sales, including the e-commerce channel, decreased by 12% in our young men's category and 13% in our young women's category. The overall comparable sales, including the e-commerce channel, reflected decreases of 10% in the number of sales transactions and 5% in units per sales transaction, partially offset by an increase of 3% in average unit retail.

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

Gross profit, as a percentage of net sales, decreased by 4.6 percentage points for the first quarter of 2014 compared to the same period last year. Included in gross profit for the first quarter of 2014 are asset impairment charges of 0.7 percentage points compared to asset impairment charges of 0.1 percentage points recorded in the same period last year. Merchandise margin for the first quarter of fiscal 2014 decreased by 1.4 percentage points compared to the first quarter of fiscal 2013 due to an increase in promotional activity. However, the promotional activity for the first quarter of fiscal 2014 was less than anticipated as we entered the quarter. The decrease in gross profit was also due to 2.7 percentage points of deleverage impact in occupancy expense, distribution and transportation expense and depreciation expense resulting from the above mentioned decrease in store sales.

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

SG&A, as a percentage of net sales, was 30.2% for the first quarter of 2014 compared to 27.0% for the same period last year. The increase in SG&A, as a percentage of sales, was due primarily to the deleverage in corporate expenses of 1.3 percentage points, store-line expenses, which primarily consists of payroll of 1.1 percentage points and marketing expenses of 1.1 percentage points. These increases were partially offset by 0.4 percentage points of leverage from transaction costs.

SG&A decreased by $2.5 million for the first quarter of 2014 compared to the first quarter of 2013. The decrease was due to lower store-line expenses of $3.5 million and transaction expenses of $3.2 million, which was partially offset by higher marketing costs of $3.1 million and corporate expenses of $1.0 million.

Restructuring Charges

Restructuring charges related to the cost reduction program discussed above were $34.5 million, or 8.7% as a percentage of net sales, for the first quarter of 2014. These charges included P.S. from Aéropostale store impairment charges of $30.5 million and other restructuring charges of $4.0 million.

Loss from Operations

As a result of the above, loss from operations was $83.4 million for the first quarter of 2014, compared to $20.5 million for the first quarter of 2013. The income from operations from our international licensing segment was $6.9 million for the first quarter of 2014 compared with of $1.8 million for the first quarter of 2013. The increase from international licensing was due to the increase in licensee locations as discussed above.

Income taxes

The effective tax rate was 8.4% for the first quarter of 2014 and 41.2% for the first quarter of 2013. During the first quarter of 2014, we have accounted for the utilization of all remaining available NOL carrybacks.  While the balance of 2014 anticipated losses can be carried forward and utilized against future taxable income, the majority of related deferred tax assets have a full valuation allowance.  The lower tax rate for the first quarter of 2014 was primarily due to the valuation allowance provided for these assets. We expect that our effective tax rate for fiscal 2014 will continue to be unfavorably impacted by the establishment of valuation allowances against deferred tax assets.

Net loss

Net loss was $76.8 million, or $0.98 per diluted share, for the first quarter of 2014, compared to net loss of $12.2 million, or $0.16 per diluted share, for the first quarter of 2013.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling or updating of existing stores, and the improvement or enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Generally, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to meet our operating and investing net cash requirements for the next twelve months through existing cash and cash equivalents and by utilizing our revolving credit facility. As of May 3, 2014, we had working capital of $82.7 million, cash and cash equivalents of $24.5 million and $8.5 million of short-term borrowings outstanding under our revolving credit facility. On May 23, 2014, the revolving credit facility was repaid. On February 21, 2014, we increased the aggregate borrowing capacity under our revolving credit facility from $175.0 million to $230.0 million (see Note 9 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion).

On May 23, 2014, to enhance our liquidity, we entered into $150.0 million in senior secured credit facilities with Sycamore Partners (see Note 16 to the Notes to Unaudited Condensed Consolidated Financial Statements for further discussion).

Additionally, while we have in the past repurchased our common stock under a stock repurchase program (see Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements), we do not currently expect to do so during fiscal 2014.

The following table sets forth our cash flows for the period indicated:

	13 weeks ended
	May 3, 2014	May 4, 2013
	(In thousands)
Net cash used in operating activities	$(77,613)	$(64,702)
Net cash used in investing activities	(10,429)	(16,795)
Net cash provided by (used in) financing activities	6,046	(1,555)
Effect of exchange rate changes	—	(94)
Net decrease in cash and cash equivalents	$(81,996)	$(83,146)

Operating activities - Net cash used in operating activities increased by $12.9 million for first quarter of 2014 compared to the same period in 2013. The change in cash flows used in operating activities was due primarily to the increase in period to period net loss of $64.6 million, partially offset by non-cash items of $31.7 million, in addition to the timing of cash used for other assets and liabilities. Merchandise inventory decreased by 4% in total, or 3% on a per retail square foot basis as of May 3, 2014 compared with May 4, 2013. Accounts payable increased by 13%, primarily as a result of cash management initiatives and the timing of payments.

Investing activities - Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores and investments in information technology. Net cash used in investing activities decreased by $6.4 million for the first quarter of 2014 compared to the same period in 2013 primarily due to lower capital expenditures. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. During fiscal 2014, we plan to invest a total of approximately $22.0 million in capital expenditures. During the first quarter of 2014, we invested $8.0 million, which excludes accruals related to purchases of property and equipment. During first quarter of 2014, we did not open any Aéropostale or P.S. from Aéropostale stores and remodeled eight Aéropostale stores. During the remainder of the fiscal year, we plan to open seven Aéropostale stores and one combination store and remodel five Aéropostale stores.

During the first quarter of 2013, we invested $16.4 million in capital expenditures, primarily to construct one new Aéropostale store, 24 P.S. from Aéropostale stores, to remodel four Aéropostale stores and for a number of information technology investments.

Financing activities - Net cash provided by financing activities increased by $7.6 million for the first quarter of 2014 compared to the same period in 2013. During the first quarter of 2014, we borrowed $42.0 million against our revolving credit facility and repaid $33.5 million. As of May 3, 2014, we had $8.5 million outstanding against this facility. We had no outstanding borrowings against the facility during the first quarter of 2013.

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

On February 21, 2014, the Company, certain of its direct and indirect subsidiaries, including GoJane LLC, the Lenders party thereto, and Bank of America, N.A., as agent for the ratable benefit of the Credit Parties (in such capacity, the “Agent”), entered into a Joinder and First Amendment to Third Amended and Restated Loan and Security Agreement and Amendment to Certain Other Loan Documents (the “First Amendment”). The First Amendment amended the Credit Facility, among other things, to increase from $175.0 million to $230.0 million the aggregate amount of loans and other extensions of credit available to the Borrower under the Credit Facility by (i) the addition of a $30.0 million first-in, last-out revolving loan facility based on the appraised value of certain intellectual property of the Company, and (ii) an increase in the Company’s existing revolving credit facility by $25.0 million, from $175.0 million to $200.0 million (which continues to include a $40.0 million sublimit for the issuance of letters of credit). In addition, the accordion feature of the Credit Facility, under which the Company may request an increase in the commitments of the Lenders thereunder from time to time, was reduced from $75.0 million to $50.0 million. GoJane LLC, an indirect wholly-owned subsidiary of the Company, also joined the credit facility as a new guarantor.

On May 23, 2014 we entered into $150.0 million senior secured credit facilities with Sycamore Partners. In connection with this agreement, we simultaneously amended the revolving credit facility with Bank of America N.A. to allow for the incurrence of this additional debt under the Loan Agreement (see Note 16 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion).

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

Events of default under the Credit Facility include, subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default on leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, failure to maintain specified availability levels, business failure or application for bankruptcy, institution of legal process or proceedings under federal, state or civil statutes, legal challenges to loan documents and a change in control. Upon the occurrence of an event of default under the Credit Facility, the Lenders may take action, including but not limited to, cease making loans, termination of the Credit Facility and declaration that all amounts outstanding are immediately due and payable, and taking possession of and sell all assets that have been used as collateral.

The Company is subject to a restriction requiring the maintenance of minimum availability levels based upon the lesser of 10% of the borrowing base or commitments, as defined in the Credit Facility.

Availability under the Credit Facility is based on a borrowing base consisting of merchandise inventory, certain intellectual property and receivables. As of May 3, 2014, we had $8.5 million in cash borrowings and our remaining availability was $174.4 million. During fiscal 2013 and as of February 1, 2014, we had no outstanding balances under the Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of May 3, 2014, the outstanding letter of credit was $0.2 million and expires on June 30, 2014. We do not have any other stand-by or commercial letters of credit as of May 3, 2014 under the Credit Facility.

As of May 3, 2014, we are not aware of any instances of noncompliance with any covenants or any other event of default under the Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of May 3, 2014:

		Payments Due
	Total	Balance of 2014	In 2015 and 2016	In 2017 and 2018	After 2019
	(In thousands)
Contractual Obligations
Real estate operating leases	$883,095	$113,921	$252,223	$204,771	$312,180
Short-term borrowings [1]	8,500	8,500	—	—	—
Equipment operating leases	5,989	2,849	3,140	—	—
Employment agreement	1,996	719	1,277	—	—
Total contractual obligations	$899,580	$125,989	$256,640	$204,771	$312,180

1 The short-term borrowings were repaid on May 23, 2014.

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

We have an employment agreement with Thomas P. Johnson, our Chief Executive Officer, of which the base salary and other benefits are reflected in the above table.

On May 23, 2014 we entered into $150.0 million senior secured credit facilities with Sycamore Partners. In connection with this agreement, we entered into an exclusive sourcing agreement with an affiliate of Sycamore Partners that requires us to purchase a minimum volume of product for ten years. This purchase commitment will commence on our first quarter of fiscal 2016, and is between $240.0 million and $280.0 million per annum depending on the year (see Note 16 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion).

As discussed in Note 10 to the Notes to Unaudited Condensed Consolidated Financial Statements, we have a SERP liability of $10.8 million and other retirement plan liabilities of $4.1 million at May 3, 2014.  Such liability amounts are not reflected in the table above.

Our total liabilities for unrecognized tax benefits were $9.6 million at May 3, 2014. Of this amount, $6.2 million was recorded as a direct reduction of the related deferred tax assets.  We cannot make a reasonable estimate of the amount and timing of related future payments. Therefore this amount was not included in the above table.

We have a sourcing agreement with one of our sourcing agents that expires in July 2014. The sourcing agreement may be terminated at any time during the term by mutual agreement of the parties and provided that appropriate notice is given in accordance with the agreement. In connection with the sourcing agreement, we have a guaranteed minimum product purchase commitment of $350.0 million that is measured over any consecutive two-year period during the term of the agreement. If we purchase less than this amount over the two-year measurement period, then we will be obligated to pay the contracted commission on the shortfall from the guaranteed minimum. We met all contractual minimum product purchase commitments as of November 2, 2013. In addition, if we were to cancel purchase orders with this sourcing agent, we may have to reimburse the agent for costs and expenses, if any, that it had incurred. All other open purchase orders are cancellable without penalty and are therefore not included in the above table. We have not issued any other third party guarantees or commercial commitments as of May 3, 2014.

In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of May 3, 2014, the outstanding letter of credit was $0.2 million and expires on June 30, 2014. We have not issued any other stand-by or commercial letters of credit as of May 3, 2014.

The above table also does not include contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of conditional bonuses that may be paid is $0.3 million during the remainder of fiscal 2014, $0.6 million during fiscal 2015 and less than $0.1 million during fiscal 2016.

The above table does not reflect contingent purchase consideration related to the fourth quarter of 2012 acquisition of GoJane that is discussed in Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements. The purchase price includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business during the five year period beginning on the acquisition date. The fair value of the contingent payments as of May 3, 2014 was estimated to be $5.9 million based on expected probability of payment and we have recorded such liability on a discounted basis, of which $1.6 million is included in accrued expenses.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of May 3, 2014, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and the results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies have been discussed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.  In applying such policies, management must use significant estimates that are based on its informed judgment. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

As of May 3, 2014, there have been no material changes to any of the critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain our cash equivalents in financial instruments, primarily money market funds, with original maturities of three months or less.

As of May 3, 2014, we had $8.5 million outstanding borrowings under our Credit Facility. The average interest rate was 5.75% for the first quarter of 2014. In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of May 3, 2014, the outstanding letter of credit was $0.2 million and expires on June 30, 2014. We have not issued any other stand-by or commercial letters of credit as of May 3, 2014 under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk from interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency, are reflected in the equity section of our unaudited condensed consolidated balance sheet in accumulated other comprehensive income (loss). The unrealized gain of approximately $0.9 million is included in accumulated other comprehensive loss as of May 3, 2014. A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately less than $0.1 million, which would be recorded in other comprehensive income (loss) as an unrealized gain or loss.

We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars.  These foreign currency transaction gains and losses are charged or credited to earnings as incurred. We do not hedge our exposure to this currency exchange fluctuation and transaction gains and losses to date have not been significant.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our first quarter ended May 3, 2014, our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting: During our first fiscal quarter, there have been no changes in our internal controls over our financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 12 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Other than as set forth below, there are no material changes from the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended February 1, 2014.

Failure to effectively execute on or to realize the anticipated benefits of our announced strategic initiatives and cost reduction program could have an adverse effect on our financial condition, results of operations, cash flows and liquidity.

We have previously announced strategic initiatives and a comprehensive cost reduction program as a part of our on-going turnaround plans and strategic business review (the “Program”). As a part of the Program, we have announced that we expect to close approximately 125 mall-based P.S. from Aéropostale stores and pursue other cost reduction efforts. Risks associated with the Program included delays in implementation, changes in plans that impact associated costs, impact on employee morale and failure to meet operational and strategic targets. These efforts could result in our recording additional charges. The inability to successfully implement these initiatives or fail to do so as timely as we anticipate, could impact our ability to achieve anticipated cost reductions or may otherwise harm our business and could have an adverse effect on our financial condition, results of operations, cash flow and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Dated: June 9, 2014