Form 10-Q
period 2014-08-02
AEROPOSTALE INC
filed 2014-09-08
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2014
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

The Registrant had 79,094,884 shares of common stock outstanding as of September 3, 2014.

AÉROPOSTALE, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	August 2, 2014	February 1, 2014	August 3, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$152,274	$106,517	$100,291
Merchandise inventory	213,016	172,311	249,618
Income taxes receivable	9,000	50,388	28,756
Prepaid expenses and other current assets	43,967	47,405	60,488
Total current assets	418,257	376,621	439,153
Fixtures, equipment and improvements, net	170,504	235,401	269,510
Goodwill	13,919	13,919	13,919
Intangible assets, net	14,285	14,661	15,037
Other assets	17,817	7,039	6,037
TOTAL ASSETS	$634,782	$647,641	$743,656

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$137,307	$138,245	$150,930
Accrued expenses and other current liabilities	109,556	102,116	94,364
Total current liabilities	246,863	240,361	245,294

Indebtedness to related party - non-current (See Note 3)	133,590	—	—

Other non-current liabilities	101,828	126,588	130,033

Commitments and contingent liabilities (See Notes 3, 5, 10, 11, 12 and 13)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; 1; 0 and 0 shares issued or outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 79,080; 78,616 and 78,582 shares issued	791	786	786
Additional paid-in capital	243,992	231,202	222,443
Accumulated other comprehensive loss	(987)	(1,183)	(756)
Accumulated (deficit) earnings	(89,108)	51,493	147,422
Treasury stock 265; 118 and 112 shares, at cost	(2,187)	(1,606)	(1,566)
Total stockholders’ equity	152,501	280,692	368,329
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$634,782	$647,641	$743,656

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	13 weeks ended		26 weeks ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$396,155	$454,034	$792,013	$906,307
Cost of sales (includes certain buying, occupancy and warehousing expenses)	333,605	372,863	658,966	723,701
Gross profit	62,550	81,171	133,047	182,606
Selling, general and administrative expenses	121,182	124,963	240,627	246,904
Restructuring charges	3,019	—	37,508	—
Loss from operations	(61,651)	(43,792)	(145,088)	(64,298)
Interest expense [1]	2,424	192	2,773	391
Loss before income taxes	(64,075)	(43,984)	(147,861)	(64,689)
Income tax benefit	(256)	(10,250)	(7,260)	(18,787)
Net loss	$(63,819)	$(33,734)	$(140,601)	$(45,902)
Basic loss per share	$(0.81)	$(0.43)	$(1.79)	$(0.59)
Diluted loss per share	$(0.81)	$(0.43)	$(1.79)	$(0.59)
Weighted average basic shares	78,753	78,470	78,655	78,420
Weighted average diluted shares	78,753	78,470	78,655	78,420

1 Includes interest expense to related party of $2.1 million during the second quarter and the first twenty-six weeks of 2014.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	13 weeks ended		26 weeks ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net loss	$(63,819)	$(33,734)	$(140,601)	$(45,902)
Other comprehensive income (loss):
Pension liability, net of income taxes of $0, $42, $0 and $84, respectively	70	64	101	127
Foreign currency translation adjustment (See Note 6)	37	(832)	95	(1,073)
Other comprehensive income (loss)	$107	$(768)	$196	$(946)
Comprehensive loss	$(63,712)	$(34,502)	$(140,405)	$(46,848)

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	26 weeks ended
	August 2, 2014	August 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(140,601)	$(45,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,924	31,550
Asset impairment charges	52,133	8,571
Amortization of intangible assets	376	376
Stock-based compensation	9,620	8,804
Other	(880)	(3,315)
Changes in operating assets and liabilities:
Merchandise inventory	(40,573)	(94,559)
Income taxes receivable and other assets	38,039	(35,061)
Accounts payable	(1,022)	61,118
Accrued expenses and other liabilities	(10,535)	(16,533)
Net cash used in operating activities	$(65,519)	$(84,951)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,189)	(44,087)
Change in restricted cash	(2,210)	—
Final working capital adjustment related to the acquisition of GoJane.com, Inc.	—	(381)
Net cash used in investing activities	$(17,399)	$(44,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from financing transaction with related party	137,648	—
Borrowings under revolving credit facility	75,500	—
Repayments under revolving credit facility	(75,500)	—
Fees related to financing transaction with related party	(6,165)	—
GoJane contingent consideration payment	(1,531)	—
Financing fees related to revolving credit facility	(683)	—
Purchase of treasury stock	(580)	(1,566)
Net cash provided by (used in) financing activities	$128,689	$(1,566)

Effect of exchange rate changes	$(14)	$(225)

Net increase (decrease) in cash and cash equivalents	45,757	(131,210)
Cash and cash equivalents, beginning of year	106,517	231,501
Cash and cash equivalents, end of period	$152,274	$100,291

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Aéropostale, Inc. and its subsidiaries (“we”, “us”, “our”, the “Company” or “Aéropostale”) is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 4 to 12 year-old kids through its P.S. from Aéropostale stores.  We provide customers with a focused selection of high quality fashion and fashion basics at compelling values in an innovative and exciting store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise.  Aéropostale products can be purchased in Aéropostale stores and online at www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to www.aeropostale.com or www.ps4u.com are solely references to a uniform resource locator, or URL, and are inactive textual references only, not intended to incorporate the websites into this Quarterly Report on Form 10-Q).  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, certain Aéropostale stores and online at www.ps4u.com.  As of August 2, 2014, we operated 924 Aéropostale stores, consisting of 848 stores in all 50 states and Puerto Rico, 76 stores in Canada, as well as 148 P.S. from Aéropostale stores in 31 states and Puerto Rico. Since November 2012, our Company acquired and now operates GoJane.com, Inc. (“GoJane”), an online women's fashion footwear and apparel retailer. In addition, pursuant to various licensing agreements, our licensees operated 161 Aéropostale locations and one Aéropostale and P.S. from Aéropostale combination location in the Middle East, Asia, Europe and Latin America as of August 2, 2014. We recently signed licensing agreements in Chile and we expect that this licensee will open approximately 10 Aéropostale stores and approximately 20 P.S. from Aéropostale locations. Additionally, we recently signed a licensing agreement in Mexico that will allow our licensee to operate P.S. from Aéropostale locations.

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

References to “2014” or “fiscal 2014” mean the 52-week period ending January 31, 2015 and references to “2013” or “fiscal 2013” mean the 52-week period ended February 1, 2014.  References to “the second quarter of 2014” mean the thirteen-week period ended August 2, 2014 and references to “the second quarter of 2013” mean the thirteen-week period ended August 3, 2013.

3.  Closing of $150.0 Million Financing Transaction

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

The Loan Agreement made available to us term loans in the principal amount of $150.0 million, consisting of two tranches: a five-year $100.0 million term loan facility (the "Tranche A Loan") and a 10-year $50.0 million term loan facility (the "Tranche B Loan" and, together with the Tranche A Loan, the "Term Loans").

Simultaneously with entering into the Loan Agreement, we amended our existing revolving credit facility with Bank of America, N.A. to allow for the incurrence of the additional debt under the Loan Agreement.

Sycamore Partners is considered a related party due to its ownership interest in us. As of May 23, 2014, Sycamore Partners owned approximately 8% of our outstanding common stock. Stefan Kaluzny, a managing director at Sycamore Partners, had joined our Board of Directors upon the closing of this transaction. In addition to Mr. Kaluzny, Sycamore Partners had received the right to appoint one additional member to the board, and appointed Julian R. Geiger, who subsequently agreed to become our CEO on August 18, 2014 (see Note 17). Additionally a third independent appointee was mutually agreed upon by Sycamore Partners and us.

The accounting guidance related to multiple deliverables in an arrangement provides direction on determining if separate contracts should be evaluated as a single arrangement and if an arrangement involves a single unit of accounting or separate units of accounting. We determined that there were four units of accounting or elements of the arrangement which included Tranche A Loan, Tranche B Loan, Series B convertible preferred stock and the Sourcing Agreement. We allocated the initial value based on the relative fair values of each element in the transaction. We estimated the fair values of Tranche A Loan and Tranche B Loan using Discounted Cash Flow method. Under this method, the projected interest and principal payments are projected through the life of each loan. These cash flows are then discounted to the present value at an appropriate market-derived discount rate, taking into account market yields at the date of issuance and an assessment of the credit rating applicable to us based on the consideration of various credit metrics along with the terms of each loan (such as duration, coupon rate, etc.) to derive an indication of fair value. These instruments are classified as a Level 3 measurement, as they are not publicly traded and we are therefore unable to obtain quoted market prices. The Convertible Preferred Shares represent a convertible security that can be exchanged for shares of common stock of Aéropostale upon the payment of a cash conversion price of $7.25 per common share equivalent.  Effectively, the Convertible Preferred Shares have the characteristic of a warrant as each share represents an option to purchase 3,932.018 shares of common stock at an exercise price of $7.25 per common share, and there is no dividend or liquidation preference associated with the Preferred Shares. Accordingly, the Black-Scholes model was used to determine the fair value of the Convertible Shares with an expected life of 10 years, a risk free interest rate of 2.54%, and expected volatility of 50%. The sourcing agreement was determined to be at fair value and therefore no proceeds were allocated to the agreement.

On May 23, 2014, the Term Loans were disbursed in full and we received net proceeds of $137.6 million from an affiliate of Sycamore Partners, after deducting the first year interest payment and certain issuance fees.

Loan Agreement

The Tranche A Loan bears interest at an interest rate equal to 10% per annum and, at our election, up to 50% of the interest can be payable-in-kind during the first three years and up to 20% of the interest can be payable-in-kind during the final two years. The first year of interest under the Tranche A Facility in the amount of $10.0 million was prepaid in cash in full on May 23, 2014, and no other interest payments are required to be paid during the first year of the Tranche A Loan. The Tranche A Loan has no annual scheduled repayment requirements. The Tranche A Loan is scheduled to mature on May 23, 2019. The Tranche B Loan will not accrue any interest. The Tranche B Loan has no stated interest rate and will be repaid in equal annual installments of 10% per annum. The Tranche B Loan is scheduled to mature on the earlier of (a) tenth anniversary of the end of the Start-Up Period (as such term is defined in the Sourcing Agreement) and (b) the expiration or termination of the Sourcing Agreement described below.

The Term Loans are guaranteed by certain of our domestic subsidiaries and secured by a second priority security interest in all assets of the Company and certain of our subsidiaries that were already pledged for the benefit of Bank of America, N.A., as ABL agent, under its existing revolving credit facility, and a first priority security interest in our, and certain of our subsidiaries', remaining assets.

The Loan Agreement contains representations, covenants and events of default that are substantially consistent with our existing revolving credit facility with Bank of America, N.A. The Loan Agreement also contains a $70.0 million minimum liquidity covenant. The Company was in compliance with the applicable ratio requirements and other covenants under the Loan Agreements at August 2, 2014.

The proceeds of the Term Loans are to be used for working capital and other general corporate purposes. Prepayment of the Tranche A Loan will require payment of a premium of 10% of the principal amount prepaid on or before the one year anniversary of the closing, and 5% of the principal amount prepaid on or before the second anniversary of the closing. There is no prepayment penalty after the second anniversary of the closing. The Tranche B Loan may be prepaid at any time without premium or penalty.

We recorded liabilities for the Term Loans using imputed interest based on our best estimate of its incremental borrowing rates. The effective interest rate used for Tranche A Loan was 7.19%, resulting in an initial present value of $101.7 million and a resulting debt premium of $1.7 million. The premium is being amortized to interest expense over the expected term of the debt using the effective interest method. The effective interest rate for Tranche B Loan used was 7.86%, resulting in an initial present value of $30.0 million and a debt discount of $20.0 million, which is also being amortized to interest expense over the expected term of the debt. Additionally, we recorded deferred financing fees of $5.9 million related to the Term Loans which are being amortized to interest expense over the expected terms of the debt.

We had fair values of $133.6 million in borrowings outstanding under the Loan Agreement, with face value of $150.0 million, as of August 2, 2014. Fair value outstanding for Tranche A Loan was $103.1 million, with a face value of $100.0 million. Fair value outstanding for Tranche B Loan was $30.5 million, with a face value of $50.0 million. Fair values approximate carrying values. Total interest and fees expense associated with this transaction was $2.1 million for the second quarter of 2014.

Series B Convertible Preferred Stock

Concurrently with and as a condition to entering into the Loan Agreement, we issued 1,000 shares of the Series B Preferred Stock to Investor at an aggregate offer price of $100,000. Each share of Series B Preferred Stock is convertible at any time at the option of the holder on or prior to May 23, 2024 into shares of common stock at an initial conversion rate of 3,932.018 for each share of Series B Preferred Stock. The common stock underlying the Series B Preferred Stock represents 5% of our issued and outstanding common stock as of May 23, 2014. The Series B Preferred Stock is convertible into shares of the common stock at an initial cash conversion price of $7.25 per share of the underlying common stock. The number of shares of Series B Preferred Stock or common stock to be issued upon exercise and the respective exercise prices are subject to adjustment for changes in the Series B Preferred Stock or common stock, such as stock dividends, stock splits, and similar changes. In the event of a change of control transaction, the Series B Preferred Stock will automatically convert into common stock subject to payment by the holder of such Series B Preferred of the aggregate cash conversion price then in effect, if such conversion price is lower than the per share consideration to be received in the change of control transaction. In the event that the per share consideration to be received in the change of control transaction is less than or equal to the per share cash conversion price then in effect, the Series B Preferred will be automatically converted into a right to receive an amount per share equal to the par value of such share of Series B Preferred Stock.

We analyzed the embedded conversion option for derivative accounting consideration under Accounting Standards Codification ("ASC") 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity. We also analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none. The Series B Preferred Stock were recorded in equity at a fair value of $5.9 million upon issuance, and were not recorded as a liability on the consolidated balance sheet.

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

4.  Restructuring Program

On April 30, 2014, following an assessment of changing consumer patterns, management and the Board of Directors approved a comprehensive plan to both restructure the P.S. from Aéropostale business and to reduce costs. We plan to close approximately 125 mall-based P.S. from Aéropostale stores and streamline and improve the Company's expense structure. We plan to focus on sales channels with higher expectations for growth, including off-mall locations (including outlets), e-commerce and international licensing of P.S. from Aéropostale. We anticipate that substantially all of the planned store closures will be completed on or around the end of fiscal 2014. As of August 2, 2014, four stores have been closed. The cost reduction program will also target both direct and indirect spending across the organization. This has included the reduction of corporate headcount by eliminating approximately 100 open or occupied positions to align with our current business strategies.

We estimate that we will incur pre-tax restructuring and impairment charges related to these actions totaling approximately $40.0 million to $65.0 million throughout fiscal 2014, of which approximately $25.0 million to $40.0 million are estimated to be cash expenses. Included in the estimate of total pre-tax charges are approximately:

•
$5.0 million of consulting and severance expenses resulting from the announced corporate cost reduction initiatives, of which $1.7 million were recorded during the second quarter of 2014 and $4.7 million during the first twenty-six weeks of 2014.

•	$30.5 million of store asset impairments resulting primarily from the expected closures of the P.S. from Aéropostale stores, all of which were recorded during the the first quarter of 2014.

•
$4.0 million of additional severance resulting from the store closures, of which $1.3 million was recorded during the second quarter of 2014 and the first twenty-six weeks of 2014. These costs are expected to be recorded by or around the remainder of fiscal 2014.

•
The remainder of the charges relate to estimated lease costs in conjunction with the store closures, which are expected to be recorded during the remainder of fiscal 2014. We cannot yet estimate when the remaining lease charges will be paid.

The charges will be recognized in restructuring charges in the statement of operations.

The following is a summary of expenses incurred during the second quarter of 2014 and the first twenty-six weeks of 2014 associated with the above ongoing actions:

	13 weeks ended	26 weeks ended
	August 2, 2014
Severance	$1,453	$2,513
Lease costs	6	1,052
Impairment	—	30,497
Other exit costs	1,560	3,446
Total	$3,019	$37,508

The Company accrued liabilities for the above mentioned restructuring charges as of August 2, 2014, which are expected to be paid during fiscal 2014 as follows:

	Impairments	Severance	Lease Costs	Other Exit Costs	Total
	(In thousands)
Liability/Charge at Program Inception	$30,497	$1,060	$1,046	$1,886	$34,489
Additions	—	1,453	6	1,560	3,019
Paid or Utilized	(30,497)	(1,176)	(77)	(3,420)	(35,170)
Adjustments	—	—	—	—	—
Liability as of August 2, 2014	$—	$1,337	$975	$26	$2,338

Of the above liabilities, $1.7 million is recorded in accrued expenses and other current liabilities and the balance is included in non-current liabilities.

5.  Fair Value Measurements

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	Level 1			Level 2			Level 3
	August 2, 2014	February 1, 2014	August 3, 2013	August 2, 2014	February 1, 2014	August 3, 2013	August 2, 2014	February 1, 2014	August 3, 2013
	(In thousands)
Assets:
Cash equivalents [1]	$105,750	$82,378	$52,758	$—	$—	$—	$—	$—	$—
Total	$105,750	$82,378	$52,758	$—	$—	$—	$—	$—	$—

Liabilities:
GoJane performance plan liability [2]	$—	$—	$—	$—	$—	$—	$5,850	$7,416	$7,185
Exit costs obligation [3]	—	—	—	—	—	—	2,966	—	—
Total	$—	$—	$—	$—	$—	$—	$8,816	$7,416	$7,185

1 Cash and cash equivalents include money market investments valued as level 1 inputs in the fair value hierarchy. The fair value of cash and cash equivalents approximates their carrying value due to their short-term maturities.

2 Under the terms of the fiscal 2012 GoJane acquisition agreement, the purchase price also includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business during the five year period beginning on the acquisition date (the "GJ Performance Plan"). These performance payments are not contingent upon continuous employment by the two individual stockholders. The GJ Performance Plan liability is measured at fair value using Level 3 inputs as defined in the fair value hierarchy. The fair value of the contingent payments as of the acquisition date was estimated to be $7.0 million. This was based on a weighted average expected achievement probability and a discount rate over the expected payment stream. Each quarter, we remeasure the GJ Performance Plan liability at fair value.

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

The following table provides a reconciliation of the beginning and ending balances of the GJ Performance Plan measured at fair value using significant unobservable inputs (Level 3):

	26 weeks ended
	August 2, 2014	August 3, 2013
	(In thousands)
Balance at beginning of period	$7,416	$7,019
Accretion of interest expense	34	166
GoJane consideration payment	(1,600)	—
Balance at end of period	$5,850	$7,185

The $5.9 million liability as of August 2, 2014 is included in non-current liabilities. Of the $7.2 million liability as of August 3, 2013, $1.6 million is included in accrued expenses and other current liabilities and the balance is included in non-current liabilities.

The following table provides a reconciliation of the beginning and ending balances of the Exit Costs Obligations measured at fair value using significant unobservable inputs (Level 3):

	26 weeks ended
	August 2, 2014	August 3, 2013
	(In thousands)
Balance at beginning of period	$—	$—
Fair value of exit costs obligations at cease-use date	3,009	—
Accretion of rent expense	224	—
Payments	(267)	—
Balance at end of period	$2,966	$—

Of the $3.0 million liability as of August 2, 2014, $0.8 million is included in accrued expenses and other current liabilities and the balance is included in non-current liabilities.

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

We recorded asset impairment charges of approximately $19.0 million during the second quarter of 2014 primarily for 130 stores. Of these charges, $19.0 million was included in cost of sales for the second quarter of 2014. We recorded asset impairment charges of approximately $52.1 million during the first twenty-six weeks of 2014 for primarily 218 stores. Of these charges, $21.6 million was included in cost of sales and $30.5 million was included in restructuring charges for the first twenty-six weeks of 2014. We recorded store asset impairment charges of approximately $8.0 million during the second quarter of 2013 for primarily 46 stores and $8.6 million during the first twenty-six weeks of 2013 for primarily 47 stores. These charges were included in cost of sales.  These amounts included the write-down of long-lived assets at stores that were assessed for impairment because of (a) changes in circumstances that indicated the carrying value of assets may not be recoverable, or (b) management’s intention to relocate or close stores.  Impairment charges were primarily related to revenues and/or gross margins not meeting targeted levels at the respective stores as a result of macroeconomic conditions, location related conditions and other factors that are negatively impacting the sales and cash flows of these locations.

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

The table below sets forth by level within the fair value hierarchy the fair value of long-lived assets for which impairment was recognized for the first twenty-six weeks of 2014 and the first twenty-six weeks of 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses
	(In thousands)
August 2, 2014:
Long-lived assets held and used	$—	$—	$3,356	$3,356	$52,133

August 3, 2013:
Long-lived assets held and used	$—	$—	$3,317	$3,317	$8,571

6.  Stockholders’ Equity

Stockholders Rights Plan

On November 26, 2013, we entered into a Rights Agreement with American Stock Transfer & Trust Company, LLC (the “Rights Agreement”), pursuant to which the Company, among other things, issued one right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, of the Company (the “Rights Plan”). By its terms, the Rights Plan provided that, among other things, the Rights would expire upon the close of business on the earliest to occur of: (i) November 26, 2014, (ii) the date on which the rights are redeemed or exchanged by the Company in accordance with the Rights Agreement and (iii) the date of the Company’s 2014 annual meeting of stockholders if requisite stockholder approval of the Rights Agreement is not obtained at such meeting. The Board determined not to seek stockholder approval of the Rights Plan at the Annual Meeting which occurred on June 30, 2014. Consequently, pursuant to the terms of the Rights Plan, and without any further action, as of the date of the Annual Meeting, the right to exercise the Rights terminated, each Right is null and void and the Rights Plan expired.

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

We did not repurchase shares of our common stock during the first twenty-six weeks of 2014 or 2013 under the stock repurchase program.  We have repurchased 60.1 million shares of our common stock for $1.0 billion under the program to date.  As of August 2, 2014, we have approximately $104.4 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

In addition to the above program, we withheld 147,000 shares for minimum statutory withholding taxes of $0.6 million related to the vesting of stock awards during the first twenty-six weeks of 2014.

Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	August 2, 2014	February 1, 2014	August 3, 2013
	(In thousands)
Pension liability, net of tax	$(1,906)	$(2,007)	$(2,414)
Cumulative foreign currency translation adjustment [1]	919	824	1,658
Total accumulated other comprehensive loss	$(987)	$(1,183)	$(756)

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

The changes in components in accumulated other comprehensive (loss) income are as follows:

	26 weeks ended
	August 2, 2014
	Pension Liability	Foreign Currency Translation	Total
	(In thousands)
Beginning balance at February 2, 2014	$(2,007)	$824	$(1,183)
Other comprehensive income before reclassifications	—	95	95
Reclassified from accumulated other comprehensive income	101	—	101
Tax effect on pension liability	—	—	—
Net current-period other comprehensive income	$101	$95	$196
Ending balance at August 2, 2014	$(1,906)	$919	$(987)

	26 weeks ended
	August 3, 2013
	Pension Liability	Foreign Currency Translation	Total
	(In thousands)
Beginning balance at February 3, 2013	$(2,541)	$2,731	$190
Other comprehensive loss before reclassifications	—	(1,073)	(1,073)
Reclassified from accumulated other comprehensive income	211	—	211
Tax effect on pension liability	(84)	—	(84)
Net current-period other comprehensive income (loss)	$127	$(1,073)	$(946)
Ending balance at August 3, 2013	$(2,414)	$1,658	$(756)

The details related to the reclassifications out of accumulated comprehensive loss are as follows:

	13 weeks ended
	August 2, 2014		August 3, 2013
	(In thousands)
Amortization of defined benefit plan items:
Amortization of loss	$31	[1]	$86	[1]
Amortization of prior service cost	19	[1]	19	[1]
Total before tax	$50		$105
Tax expense	—		(42)
Net of tax	$50		$63

	26 weeks ended
	August 2, 2014		August 3, 2013
	(In thousands)
Amortization of defined benefit plan items:
Amortization of loss	$63	[1]	$173	[1]
Amortization of prior service cost	38	[1]	38	[1]
Total before tax	$101		$211
Tax expense	—		(84)
Net of tax	$101		$127

1 These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost (see Note 11).

7.  Loss Per Share

The following table sets forth the computations of basic and diluted loss per share:

	13 weeks ended		26 weeks ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(In thousands, except per share data)
Net loss	$(63,819)	$(33,734)	$(140,601)	$(45,902)
Weighted average basic shares	78,753	78,470	78,655	78,420
Impact of dilutive securities	—	—	—	—
Weighted average diluted shares	78,753	78,470	78,655	78,420
Basic loss per share	$(0.81)	$(0.43)	$(1.79)	$(0.59)
Diluted loss per share	$(0.81)	$(0.43)	$(1.79)	$(0.59)

All options to purchase shares, in addition to restricted, performance shares and convertible preferred shares, were excluded from the computation of diluted loss per share because the effect would be anti-dilutive during fiscal 2014 and fiscal 2013.

8.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	August 2, 2014	February 1, 2014	August 3, 2013
	(In thousands)
Accrued gift cards	$18,794	$27,783	$22,058
Accrued compensation and retirement benefit plan liabilities	26,026	16,939	20,372
Current portion of tenant allowances	15,142	—	—
Other	49,594	57,394	51,934
Total accrued expenses and other current liabilities	$109,556	$102,116	$94,364

9.  Other Non-current Liabilities

Other non-current liabilities consist of the following:

	August 2, 2014	February 1, 2014	August 3, 2013
	(In thousands)
Deferred rent	$44,454	$46,831	$46,677
Deferred tenant allowance	31,141	51,189	56,735
Retirement benefit plan liabilities	9,130	14,339	14,465
Uncertain tax contingency liabilities	2,889	3,702	3,177
Other	14,214	10,527	8,979
Total other non-current liabilities	$101,828	$126,588	$130,033

10.  Revolving Credit Facility

In September 2011, we entered into an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”). The Credit Facility originally provided for a revolving credit line up to $175.0 million. The Credit Facility is available for working capital and general corporate purposes. The Credit Facility is scheduled to expire on September 22, 2016, and is guaranteed by all of our domestic subsidiaries (the “Guarantors”). No amounts were outstanding during fiscal 2013 or as of August 2, 2014 under the Credit Facility. During the first twenty-six weeks of 2014, we borrowed and repaid $75.5 million. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Agreement in the event of our election to draw funds in the foreseeable future.

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

On May 23, 2014, we entered into $150.0 million senior secured credit facilities with Sycamore Partners. In connection with this agreement, we amended the revolving credit facility with Bank of America N.A. to allow for the incurrence of this additional debt under the Loan Agreement (see Note 3).

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

Events of default under the Credit Facility include, but not limited to, and subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default on leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, failure to maintain specified availability levels, business failure or application for bankruptcy, legal challenges to loan documents and a change in control. Upon the occurrence of an event of default under the Credit Facility, the Lenders may take action, including but not limited to, cease making loans, termination of the Credit Facility and declaration that all amounts outstanding are immediately due and payable, and taking possession of and selling all assets that have been used as collateral.

The Company is subject to a restriction requiring the maintenance of minimum availability levels based upon the lesser of 10% of the borrowing base or commitments, as defined in the Credit Facility.

Availability under the Credit Facility is based on a borrowing base consisting of merchandise inventory, certain intellectual property and receivables. As of August 2, 2014, we had no borrowings and our remaining availability was $166.2 million. During fiscal 2013 and as of February 1, 2014, we had no outstanding balances under the Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of August 2, 2014, the outstanding letter of credit was $0.2 million and expires on June 30, 2015. We do not have any other stand-by or commercial letters of credit as of August 2, 2014 under the Credit Facility.

As of August 2, 2014, we are not aware of any instances of noncompliance with any financial covenants.

11.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	August 2, 2014	February 1, 2014	August 3, 2013
	(In thousands)
Supplemental Executive Retirement Plan (“SERP”)	$11,013	$10,551	$13,123
Other retirement plan liabilities	4,396	4,050	3,488
Total	$15,409	$14,601	$16,611
Less amount classified in accrued expenses related to SERP	5,740	—	2,146
Less amount classified in accrued expenses related to other retirement plan liabilities	539	262	—
Long-term retirement benefit plan liabilities	$9,130	$14,339	$14,465

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

The components of net periodic pension benefit cost are as follows:

	13 weeks ended		26 weeks ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(In thousands)
Service cost	$130	$133	$259	$266
Interest cost	102	110	203	220
Amortization of prior experience cost	18	19	36	38
Amortization of net loss	31	86	63	172
Net periodic pension benefit cost	$281	$348	$561	$696

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

We re-measured the SERP obligation as a result of the settlement discussed above. We had non-current liabilities of $5.3 million as of August 2, 2014, $10.6 million as of February 1, 2014 and $11.0 million as of August 3, 2013 in connection with this plan. Additionally, $5.7 million of the SERP liability related to a former executive has been classified in accrued expenses and other current assets included in our consolidated balance sheet as of August 2, 2014 based upon the timing of future expected payments.

Other Retirement Plan Liabilities

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management. The plan is a non-qualified, non-contributory defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP. We record annual monetary credits to each participant's account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant's account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants' accounts will be fully vested upon retirement after completing five years of service and attaining age 55. The liability related to this plan was $4.2 million as of August 2, 2014, $3.9 million as of February 1, 2014 and $3.4 million as of August 3, 2013. Compensation expense related to this plan was not material to our unaudited condensed consolidated financial statements for any period presented.

We maintain a postretirement benefit plan for certain executives that provides retiree medical and dental benefits. The plan is an other post-employment benefit plan, or OPEB, and is not funded. Pension expense and the liability related to this plan were not material to our unaudited condensed consolidated financial statements for any period presented.

12.  Stock-Based Compensation

Under the provisions of Accounting Standards Codification (“ASC”) Topic 718, “Compensation – Stock Compensation” (“ASC 718”), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the statement of operations.

On April 8, 2014, the Board unanimously approved the 2014 Omnibus Incentive Plan (the “Omnibus Plan”), which is an amendment and restatement of our Second Amended and Restated 2002 Long-Term Incentive Plan, as amended (the “2002 Plan”). The Omnibus plan became effective upon stockholder approval at the Annual Meeting of Shareholders on June 30, 2014 (the “Omnibus Plan Effective Date”). The Omnibus Plan includes the following key modifications, effective upon the 2014 Omnibus Plan Effective Date:

•
Increase of the Aggregate Share Reserve. The aggregate share reserve increased by an additional 5,900,000 shares of Common Stock for a total share reserve of 6,113,891 shares of Common Stock under the Omnibus Plan. As of August 2, 2014, there were 6,052,911 shares outstanding under the Omnibus Plan.

•
Cash Performance Awards. The Omnibus Plan includes Cash Performance Awards that may be granted with the intent to comply with the “performance-based compensation” exception under Section 162(m) of the Code. Because Cash Performance Awards may be made in addition to stock-based awards, the 2002 Plan has been renamed the “2014 Omnibus Incentive Plan.”

•	Term Extension. We extended the term of the Omnibus Plan until May 8, 2024 (the 2002 Plan was scheduled to expire on June 16, 2021).

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

The following table summarizes share-settled restricted stock units outstanding as of August 2, 2014:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 2, 2014	230	$9.05
Granted	322	4.81
Vested	(3)	9.05
Canceled	—	—
Outstanding as of August 2, 2014	549	$6.57

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted units activity was $0.2 million for the second quarter of 2014 and $1.8 million for the first twenty-six weeks of 2014. There was no compensation expense related to restricted units for the second quarter of 2013 or the first twenty-six weeks of 2013. As of August 2, 2014, there was $0.6 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over the weighted average period of two years.  The total fair value of units vested was less than $0.1 million during the first twenty-six weeks of 2014. No units were vested during the second quarters of 2014 and 2013 or the first twenty-six weeks of 2013.

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

The following table summarizes cash-settled restricted stock units outstanding as of August 2, 2014:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 2, 2014	—	$—
Granted	1,219	4.93
Vested	—	—
Canceled	(53)	4.99
Outstanding as of August 2, 2014	1,166	$4.93

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was $0.4 million for the second quarter of 2014 and $0.7 million for the first twenty-six weeks of 2014. As of August 2, 2014, there was $2.9 million of unrecognized compensation cost related to cash-settled restricted stock units that is expected to be recognized over the weighted average period of three years.

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

The following table summarizes non-vested shares of stock outstanding as of August 2, 2014:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 2, 2014	1,856	$14.82
Granted	299	4.50
Vested	(461)	18.01
Canceled	(91)	12.49
Outstanding as of August 2, 2014	1,603	$12.11

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was $1.9 million for the second quarter of 2014 and $5.1 million for the second quarter of 2013.  Compensation expense related to restricted shares activity was $3.7 million for the first twenty-six weeks of 2014 and $7.6 million for the first twenty-six weeks of 2013. As of August 2, 2014, there was $8.8 million of unrecognized compensation cost related to restricted shares awards that is expected to be recognized over the weighted average period of one year.  The total fair value of shares vested was $4.5 million during the second quarter of fiscal 2014 and $0.1 million during the second quarter of fiscal 2013. The total fair value of shares vested was $8.3 million for the first twenty-six weeks of 2014 and $7.6 million for the first twenty-six weeks of 2013.

In connection with the GoJane acquisition, we granted restricted shares to the two individual stockholders of GoJane, with compensation expense recognized over the three year cliff vesting period. If the aggregate dollar value of the restricted shares on the vesting date is less than $8.0 million, then we shall pay to the two individual stockholders an amount in cash equal to the difference between $8.0 million and the fair market value of the restricted shares on the vesting date. As of the second quarter of

2014, we recorded additional compensation expense of $1.1 million and a corresponding liability of $3.4 million based on the Company's stock price as of August 2, 2014. As of the first twenty-six weeks of 2014, we recorded additional compensation expense of $2.0 million. As of the second quarter of 2013 and the first twenty-six weeks of 2013, we recorded no additional compensation expense.

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

Performance Shares

Certain of our executives have been awarded performance shares, pursuant to performance share agreements. The performance shares cliff vest at the end of three years of continuous service with us. The shares awarded during fiscal 2013 are contingent upon meeting various separate performance conditions based upon consolidated earnings targets or market conditions based upon total shareholder return targets. All performance shares immediately vest upon a change in control of the Company (as communicated to the executives awarded performance shares). Compensation cost for the performance shares with performance conditions related to consolidated earnings targets is periodically reviewed and adjusted based upon the probability of achieving certain performance targets. If the probability of achieving targets changes, compensation cost will be adjusted in the period that the probability of achievement changes. The fair value of performance based awards is based upon the fair value of the Company's common stock on the date of grant. For market based awards that vest based upon total shareholder return targets, the effect of the market conditions is reflected in the fair value of the awards on the date of grant using a Monte-Carlo simulation model. A Monte-Carlo simulation model estimates the fair value of the market based award based upon the expected term, risk-free interest rate, expected dividend yield and expected volatility measure for the Company and its peer group. Compensation expense for market based awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

The following table summarizes performance shares of stock outstanding as of August 2, 2014:

	Performance-based		Market-based
	Performance Shares		Performance Shares
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding as of February 2, 2014	—	$—	391	$20.01
Granted	—	—	676	5.34
Vested	—	—	—	—
Canceled	—	—	—	—
Outstanding as of August 2, 2014	—	$—	1,067	$10.71

Total compensation expense is being amortized over the vesting period. Compensation expense related to the market-based performance shares was $1.0 million for the second quarter of 2014 and $0.6 million for the second quarter of 2013. Compensation expense related to the market-based performance shares was $1.7 million for the first twenty-six weeks of 2014 and $0.8 million for the first twenty-six weeks of 2013. Certain of our performance-based performance shares did not achieve a grant date and therefore are not reflected in the table.

The following table summarizes unrecognized compensation cost and the weighted-average years expected to be recognized related to performance share awards outstanding as of August 2, 2014:

	Performance-based	Market-based
	Performance Shares	Performance Shares
Total unrecognized compensation (in millions)	$—	$7.6
Weighted-average years expected to be recognized over (years)	0	2

Cash-Settled Stock Appreciation Rights ("CSARs")

In conjunction with the execution of the employment agreement with Thomas P. Johnson on May 3, 2013, we granted him an award of CSARs, with an award date value of $5.6 million. The number of CSARs granted was determined in accordance with the agreement by dividing $5.6 million by the Black Scholes value of the closing price of a share of the Company's common stock on the award date. The CSARs are currently being treated as a liability based award. For the second quarter of 2014, our expected volatility was 59%, expected term was 3.3 years, risk-free interest rate was 1.06% and expected forfeiture rate was 0%. The CSARs have a term of seven years and will vest in equal 1/3 increments over three years. Additionally, we may, in our sole discretion, at any time during the term, exchange a CSAR for another form of equity which is of equal value to the CSAR at the time of the exchange. For the second quarter of 2014 and the first twenty-six weeks of 2014, this incentive award did not have a material impact on the unaudited condensed consolidated financial statements. For the second quarter of 2013 and first twenty-six weeks of 2013, we recorded $0.4 million of expense related to this incentive award. As of August 2, 2014, there was $0.1 million of unrecognized compensation cost related to CSARs that is expected to be recognized over the weighted average period of two years.  As a result of the departure of Mr. Johnson after the end of the second quarter of 2014, 2/3 of these CSARs were forfeited (see note 17 for a further discussion).

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

The fair value of options granted in prior years was estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires certain assumptions, including estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). For the first twenty-six weeks of 2014, our expected volatility was 55.4% to 56.1%, expected term was 3.96 years, risk-free interest rate was 1.17% to 1.35% and expected forfeiture rate was 0%. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the unaudited condensed consolidated statements of operations.

The effects of applying the provisions of ASC 718 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

The following table summarizes stock option transactions for common stock during the first twenty-six weeks of 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of February 2, 2014	377	$16.61
Granted	30	3.38
Exercised	—	—
Canceled[1]	(110)	13.84
Outstanding as of August 2, 2014	297	$16.31	1.77	$—
Options vested as of August 2, 2014 and expected to vest[2]	297	$16.31	1.77	$—
Exercisable as of August 2, 2014	262	$17.78	1.00	$—

1 The number of options canceled includes approximately 110,000 expired shares.
2 The number of options expected to vest takes into consideration estimated expected forfeitures.

We recognized less than $0.1 million in compensation expense related to stock options during the second quarters of 2014 and 2013.   We recognized less than $0.1 million in compensation expense related to stock options during the first twenty-six weeks of 2014 and the first twenty-six weeks of 2013. For the first twenty-six weeks of 2014 and twenty-six weeks of 2013, the intrinsic value of options exercised was zero.

The following table summarizes information regarding non-vested outstanding stock options as of August 2, 2014:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of February 2, 2014	10	$6.41
Granted	30	3.38
Vested	—	—
Canceled	(5)	6.43
Non-vested as of August 2, 2014	35	$3.81

As of August 2, 2014, the total unrecognized compensation cost related to non-vested options that we expect to be recognized over the remaining weighted-average vesting period of two years is not material to the unaudited condensed consolidated financial statements.

13.  Commitments and Contingent Liabilities

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

During February 2014, we settled litigations related to California wage and hour matters. During the second quarter, we made a settlement payment of $1.5 million. In addition, we have remaining liabilities previously recorded of $2.9 million as of August 2, 2014 related to these settlements.

We are also party to various litigation matters and proceedings in the ordinary course of business.  In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Contingencies - On May 23, 2014, we entered into $150.0 million senior secured credit facilities with affiliates of Sycamore Partners. In connection with this agreement, we entered into an exclusive sourcing agreement with an affiliate of Sycamore Partners that requires us to purchase a minimum volume of product for 10 years. This purchase commitment will commence during the first quarter of fiscal 2016, and is between $240.0 million and $280.0 million per annum depending on the year (see Note 3).

In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of August 2, 2014, the outstanding letter of credit was $0.2 million and expires on June 30, 2015. We do not have any other stand-by or commercial letters of credit as of August 2, 2014.

We have various product license agreements that obligate us to pay the licensee at least the guaranteed minimum royalty amount based on sales of their products.

We have not issued any third party guarantees or commercial commitments as of August 2, 2014.

Executive Severance Plan - On November 12, 2013, we adopted a Change of Control Severance Plan ("the Plan"), which entitles certain executive level employees to receive certain payments upon a termination of employment after a change of control (as defined in the Plan) of the Company. The adoption of the Plan did not have any impact on the unaudited condensed consolidated financial statements for any periods presented.

14.  Income Taxes

We review the annual effective tax rate on a quarterly basis and make necessary changes if information or events merit.  The estimated annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates.  The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occur), or impacts from tax law changes.  To the extent such changes impact our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occur. During the second quarter of 2014, we recorded tax expense of $3.4 million to reduce certain state deferred tax assets, primarily resulting from the planned closures of the mall-based P.S. from Aéropostale stores. During the first twenty-six weeks of 2014, we recorded tax expense of $4.4 million to reduce certain state deferred tax assets, primarily resulting from the planned closures of the mall-based P.S. from Aéropostale stores.

We follow the provisions of ASC Topic 740, “Income Taxes”, which includes the accounting and disclosure for uncertainty in income taxes.  We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Uncertain tax positions, inclusive of interest and penalties were $9.0 million as of August 2, 2014, $9.9 million at February 1, 2014, and $3.2 million at August 3, 2013.  Of these amounts, $6.2 million was recorded as a direct reduction of the related deferred tax assets as of August 2, 2014 and February 1, 2014. Reversal of these uncertain tax positions, along with reversal of related deferred tax assets, would favorably impact our effective tax rate. These uncertain tax positions are subject to change based on future events, the timing of which is uncertain, however the Company does not anticipate that the balance of such uncertain tax positions will significantly decrease during the next twelve months.

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

The following tables provide summary financial data for each of our segments (in thousands):

	13 weeks ended		26 weeks ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales:
Retail stores and e-commerce	$388,441	$448,740	$776,762	$898,887
International licensing	7,714	5,294	15,251	7,420
Total net sales	$396,155	$454,034	$792,013	$906,307

	13 weeks ended		26 weeks ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Loss from operations:
Retail stores and e-commerce [1]	$(43,444)	$(38,038)	$(96,384)	$(59,749)
International licensing	6,892	4,917	13,795	6,682
Other [2]	(25,099)	(10,671)	(62,499)	(11,231)
Total loss from operations	$(61,651)	$(43,792)	$(145,088)	$(64,298)

1 Such amounts include all corporate overhead and shared service function costs. We have not allocated a portion of these costs to international licensing in this presentation to be consistent with how the CODM reviews the results.

2 Other items for the second quarter and first twenty-six weeks of 2014, which are all related to the retail stores and e-commerce segment, included restructuring charges (See Note 3), store asset impairment charges (See Note 4) and other income (charges) that are not included in the segment income (loss) from operations reviewed by the CODM. Other items for the second quarter of 2013 and first twenty-six weeks of 2013 included store asset impairment and other charges.

Depreciation expense and capital expenditures have not been separately disclosed as the amounts primarily relate to the retail stores and e-commerce segment. Such amounts are not material for the international licensing segment.

	August 2, 2014	February 1, 2014	August 3, 2013
Total assets:
Retail stores and e-commerce	$624,708	$637,927	$737,090
International licensing	10,074	9,714	6,566
Total assets	$634,782	$647,641	$743,656

16.  Recent Accounting Developments

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Management is still assessing the impact of the adoption to the unaudited condensed consolidated financial statements.

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

17. Subsequent Event

On August 18, 2014, we entered into an Employment Agreement with Julian R. Geiger pursuant to which he will serve as our Chief Executive Officer. The Employment Agreement, which has a three-year term, provides for an annual salary of $1.5 million and a special performance-based bonus. Mr. Geiger also received an award of options to purchase 2.0 million shares of our common stock. The agreement provides that Mr. Geiger will be nominated to serve on our Board of Directors at each annual meeting of the Company’s stockholders during the Term. Mr. Geiger, 69, previously served as the Company’s Chairman and Chief Executive Officer from August 1998 to February 2010, and thereafter continued to serve as Chairman of the Board and as a part-time advisor to the Company until February 2012. On May 23, 2014, in connection with our strategic transaction with Sycamore Partners (see Note 3) and the related issuance of the Series B Preferred Stock, par value $0.01 per share, Mr. Geiger was appointed to serve on the Board as a Series B holders designee.
The Board of Directors and Mr. Johnson have mutually agreed that Mr. Johnson will step down as Chief Executive Officer of the Company and will no longer serve as a member of the Board, effective as of August 18, 2014. Mr. Johnson will be entitled to receive his severance amounts, retirement plan payment, and other items pursuant to his employment agreement with the Company and the Company’s early retirement policy. We therefore estimate that we will record a charge of approximately $2.5 million during the third quarter of 2014, excluding any impact of settlement accounting related to the retirement plan payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results.  Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements.  Among the factors that could cause actual results to materially differ from those projected in the forward-looking statements, include changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors; changes in the economy and other events leading to a reduction in discretionary consumer spending; seasonality; risks associated with changes in social, political, economic and other conditions and the possible adverse impact of changes in import restrictions; risks associated with uncertainty relating to the Company's ability to implement its growth strategy and risks associated with the Company’s ability to implement and realize the anticipated benefits of the Company’s strategic initiatives and cost reduction program. In addition, the risk factors included in Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 should be read in connection with evaluating our business and future prospects.  All forward-looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made.

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

Overview

While the United States macro-economic environment and mall traffic continue to remain challenging, we are focused on executing our key merchandising, operational and financial initiatives to improve our performance. As part of our on-going initiative to change perception of the brand and accelerate customer adoption, we created a new brand platform that we have identified as AERO NOW. This new brand platform aims to convey our brand’s authenticity, emotion and relevance to today’s teen. We also continue to make progress on our key initiative of increasing the fashion in our overall assortment, including our exclusive sub-brand businesses, Live Love Dream and the Bethany Mota Collection.

We also continue to make progress on our key financial strategies of maintaining appropriate levels of liquidity, optimizing our real estate portfolio and managing our capital spending prudently. With regard to liquidity, on February 21, 2014, we increased the aggregate borrowing capacity on our revolver from $175.0 million to $230.0 million (see Note 10 to the Notes to Unaudited Condensed Consolidated Financial Statements). Additionally, on May 23, 2014, to enhance our liquidity, we entered into $150.0 million in senior secured credit facilities with Sycamore Partners (see Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements). During the second quarter of 2014, we received an income tax refund of approximately $45 million.

Operationally, on April 30, 2014, following a strategic review and assessment of changing consumer patterns, management and the Board of Directors approved a comprehensive plan to both restructure the P.S. from Aéropostale business and to reduce costs. We have identified key initiatives we estimate will generate approximately $30.0 million to $35.0 million in annualized pre-tax savings, of which approximately $5.0 million to $10.0 million is expected to be achieved during fiscal 2014. Based on changing consumer patterns, we plan to close approximately 125 mall-based P.S. from Aéropostale stores on or around the end of fiscal 2014. We plan to focus on faster growing sales channels, including off-mall locations (including outlets), e-commerce and international licensing of P.S. from Aéropostale. We are also exploring other potential third party distribution channels. By taking these steps, we expect to eliminate pre-tax losses of approximately $15.0 million that were generated in the mall-based business in fiscal 2013, excluding any impairment charges. We anticipate that substantially all of the planned store closures will be completed by the end of fiscal 2014. As of August 2, 2014, four stores have been closed. The cost reduction program will also target both direct and indirect spending across the organization. This has included the reduction of approximately 100 open or occupied corporate positions to align with our current business strategies.

We estimate that we will incur pre-tax restructuring and impairment charges related to these actions totaling approximately $40.0 million to $65.0 million throughout fiscal 2014, of which approximately $25.0 million to $40.0 million are estimated to be cash expenses. Included in the estimate of total pre-tax charges are approximately:

•
$5.0 million of consulting and severance expenses resulting from the announced corporate cost reduction initiatives, of which $1.7 million were recorded during the second quarter of 2014 and $4.7 million during the first twenty-six weeks of 2014.

•
$30.5 million of the charges relate to fixed asset impairments resulting primarily from the expected closures of the P.S. from Aéropostale stores, all of which were recorded during the first quarter of 2014.

•
$4.0 million of additional severance resulting from the store closures, of which $1.3 million was recorded during the second quarter of 2014 and the first twenty-six weeks of 2014. These costs are expected to be recorded by or around the remainder of fiscal 2014.

•
The remainder of the charges relate to estimated lease costs in conjunction with the store closures, which are expected to be recorded during the remainder of fiscal 2014. We cannot yet estimate when the remaining lease charges will be paid.

The charges will be recognized in restructuring charges in the statements of operations. The amounts of these estimated costs and charges are preliminary and remain subject to change, pending, among other factors, the outcome of negotiations with third parties. Total charges, actual savings and timing may vary positively or negatively from these estimates due to changes in the scope, underlying assumptions or execution risk of the program throughout its duration.

We also continue to consider the potential closure of a total of approximately 175 Aéropostale stores, in addition to the 125 mall-based P.S. from Aéropostale stores discussed above.

On August 18, 2014, we entered into an Employment Agreement with Julian R. Geiger pursuant to which he will serve as our Chief Executive Officer. The Board of Directors and Thomas P. Johnson have mutually agreed that Mr. Johnson will step down as Chief Executive Officer of the Company and will no longer serve as a member of the Board, effective as of August 18, 2014.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		26 weeks ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	15.8%	17.9%	16.8%	20.1%
Selling, general and administrative expenses	30.6%	27.5%	30.4%	27.2%
Restructuring charges	0.8%	—%	4.7%	—%
Loss from operations	(15.6)%	(9.6)%	(18.3)%	(7.1)%
Interest expense	0.6%	—%	0.4%	—%
Loss before income taxes	(16.2)%	(9.6)%	(18.7)%	(7.1)%
Income tax benefit	(0.1)%	(2.2)%	(0.9)%	(2.0)%
Net loss	(16.1)%	(7.4)%	(17.8)%	(5.1)%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table. Comparable changes for the 13-weeks ended August 2, 2014 are compared to the 13-weeks ended August 3, 2013.

	13 weeks ended		26 weeks ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales (in millions)	$396.2	$454.0	$792.0	$906.3
Total store count at end of period	1,072	1,119	1,072	1,119
Comparable store count at end of period	1,008	1,023	1,008	1,023
Net sales change	(13)%	(6)%	(13)%	(8)%
Comparable sales change (including the e-commerce channel)	(13)%	(15)%	(13)%	(14)%
Comparable average unit retail change (including the e-commerce channel)	6%	(5)%	4%	(7)%
Comparable units per sales transaction change (including the e-commerce channel)	(5)%	(1)%	(5)%	2%
Comparable sales transaction change (including the e-commerce channel)	(14)%	(10)%	(12)%	(10)%
Net sales per average square foot	$88	$99	$174	$198
Gross profit (in millions)	$62.6	$81.2	$133.0	$182.6
Loss from operations (in millions)	$(61.7)	$(43.8)	$(145.1)	$(64.3)
Diluted loss per share	$(0.81)	$(0.43)	$(1.79)	$(0.59)
Average square footage growth over comparable period	(2)%	3%	(1)%	3%
Change in total inventory over comparable period	(15)%	1%	(15)%	1%
Change in store inventory per retail square foot over comparable period	(11)%	(3)%	(11)%	(3)%
Percentages of net sales by category:
Young Women’s	64%	63%	64%	64%
Young Men’s	36%	37%	36%	36%

Comparison of the 13 weeks ended August 2, 2014 to the 13 weeks ended August 3, 2013

Net Sales

Net sales consist of our sales from comparable stores, our non-comparable stores, our e-commerce business and international licensing revenue. Our wholly-owned stores are included in comparable store sales after 14 months of operation. Additionally, we have included GoJane sales in our comparable sales beginning in February of fiscal 2014. We consider a remodeled or relocated store with more than a 25% change in square feet to be a new store. Prior period sales from stores that have closed are not included in comparable store sales.

Net sales decreased by $57.9 million for the second quarter of 2014. Both net sales and comparable store sales declined by 13%, compared to the same period last year. The net sales decrease reflects:

•	a decrease of $49.3 million in comparable store sales (excluding the e-commerce channel)

•	a decrease of $5.7 million in non-comparable store sales

•	a decrease of $5.3 million in our e-commerce business

•	an increase of $2.4 million in international licensing revenue primarily due to the increase in licensee operated locations to 162 as of August 2, 2014 from 56 as of August 3, 2013.

Consolidated comparable sales, including the e-commerce channel, decreased by 15% in our young men's category and 12% in our young women's category. The overall comparable sales, including the e-commerce channel, reflected decreases of 14% in the number of sales transactions and 5% in units per sales transaction, partially offset by an increase of 6% in average unit retail.

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

Gross profit decreased by $18.6 million for the second quarter of 2014 compared to the same period last year. Gross profit included asset impairment charges of $19.0 million during the second quarter of 2014 and $8.0 million for the second quarter of 2013. Gross profit, as a percentage of net sales, decreased by 2.1 percentage points. Included in gross profit for the second quarter of 2014 are higher asset impairment charges of 3.0 percentage points compared to the same period last year. Merchandise margin increased by 2.6 percentage points. This increase was partially offset by 1.8 percentage points of deleverage impact in occupancy expense and distribution and transportation expense resulting from the above mentioned decrease in store sales.

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

SG&A decreased by $3.8 million for the second quarter of 2014 compared to the second quarter of 2013. The decrease was due to lower store-line expenses of $5.6 million, which primarily consisted of payroll resulting from cost savings initiatives, and transaction expenses of $1.7 million primarily due to lower sales. These decreases were partially offset by corporate expenses of $1.9 million and higher marketing costs of $1.6 million, primarily to support our brand awareness initiatives.

SG&A, as a percentage of net sales, was 30.6% for the second quarter of 2014 compared to 27.5% for the same period last year. The increase in SG&A, as a percentage of sales, was due primarily to the deleverage in corporate expenses of 1.5 percentage points, marketing expenses of 0.8 percentage points and store-line expenses of 0.7 percentage points, which primarily consisted of payroll.

Restructuring Charges

Restructuring charges related to the cost reduction program discussed above were $3.0 million, or 0.8% as a percentage of net sales, for the second quarter of 2014. These charges included severance charges of $1.5 million and other exit costs of $1.5 million.

Loss from Operations

As a result of the above, consolidated loss from operations was $61.7 million for the second quarter of 2014, compared to $43.8 million for the second quarter of 2013. The consolidated loss from operations included income from operations from our international licensing segment was $6.9 million for the second quarter of 2014 compared with of $4.9 million for the second quarter of 2013. The increase from international licensing was due to the increase in licensee locations as discussed above.

Income taxes

The effective tax rate was 0.4% for the second quarter of 2014 and 23.3% for the second quarter of 2013. During the first quarter of 2014, we accounted for the utilization of most remaining available NOL carrybacks.  While the balance of 2014 anticipated losses can be carried forward and utilized against future taxable income, the related deferred tax assets have a full valuation allowance.  The lower tax rate for the second quarter of 2014 was primarily due to the valuation allowance provided for these assets. We expect that our effective tax rate for fiscal 2014 will continue to be unfavorably impacted by the establishment of valuation allowances against deferred tax assets.

Net loss

Net loss was $63.8 million, or $0.81 per diluted share, for the second quarter of 2014, compared to net loss of $33.7 million, or $0.43 per diluted share, for the second quarter of 2013.

Comparison of the 26 weeks ended August 2, 2014 to the 26 weeks ended August 3, 2013

Net Sales

Net sales decreased by $114.3 million for the first twenty-six weeks of 2014. Both net sales and comparable store sales declined by 13% compared to the same period last year. The net sales decrease reflects:

•	a decrease of $94.6 million in comparable store sales (excluding the e-commerce channel)

•	a decrease of $15.0 million in non-comparable store sales

•	a decrease of $12.5 million in our e-commerce business

•	an increase of $7.8 million in international licensing revenue primarily due to the increase in licensee operated locations to 162 as of August 2, 2014 from 56 as of August 3, 2013.

Consolidated comparable sales, including the e-commerce channel, decreased by 14% in our young men's category and 12% in our young women's category. The overall comparable sales, including the e-commerce channel, reflected decreases of 12% in the number of sales transactions and 5% in units per sales transaction, partially offset by an increase of 4% in average unit retail.

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

Gross profit decreased by $49.6 million for the first twenty-six weeks of 2014 compared to the same period last year. Gross profit included asset impairment charges of $21.6 million during the first twenty-six weeks of 2014 and $8.6 million for the first twenty-six weeks of 2013. Gross profit, as a percentage of net sales, decreased by 3.3 percentage points. Included in gross profit are higher asset impairment charges of 1.8 percentage points compared to the same period last year. Additionally, the deleverage impact in occupancy expense and distribution and transportation expense of 2.0 percentage points was partially offset by an increase in merchandise margin of 0.6 percentage points.

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

SG&A decreased by $6.3 million for the first twenty-six weeks of 2014 compared to the first twenty-six weeks of 2013. The decrease was due to lower store-line expenses of $9.1 million, which primarily consisted of payroll resulting from cost savings initiatives, and transaction expenses of $4.8 million primarily due to lower sales. These decreases were partially offset by higher marketing costs of $4.7 million, primarily to support our brand awareness initiatives, and higher corporate expenses of $3.0 million.

SG&A, as a percentage of net sales, was 30.4% for the first twenty-six weeks of 2014 compared to 27.2% for the same period last year. The increase in SG&A, as a percentage of sales, was due primarily to the deleverage impact in corporate expenses of 1.5 percentage points, store-line expenses of 0.9 percentage points, which primarily consisted of payroll and marketing expenses of 1.0 percentage points. These increases were partially offset by 0.2 percentage points of leverage from transaction costs.

Restructuring Charges

Restructuring charges related to the cost reduction program discussed above were $37.5 million, or 4.7% as a percentage of net sales, for the first twenty-six weeks of 2014. These charges included P.S. from Aéropostale store impairment charges of $30.5 million, other exit costs of $3.4 million, severance charges of $2.5 million and lease costs of $1.1 million.

Loss from Operations

As a result of the above, consolidated loss from operations was $145.1 million for the first twenty-six weeks of 2014, compared to $64.3 million for the first twenty-six weeks of 2013. The consolidated loss from operations included income from operations from our international licensing segment was $13.8 million for the first twenty-six weeks of 2014 compared with of $6.7 million for the first twenty-six weeks of 2013. The increase from international licensing was due to the increase in licensee locations as discussed above.

Income taxes

The effective tax rate was 4.9% for the first twenty-six weeks of 2014 and 29.0% for the first twenty-six weeks of 2013. Please see the comparison of the 13 weeks ended August 2, 2014 to the 13 weeks ended August 3, 2013 for a further discussion about the effective tax rates.

Net loss

Net loss was $140.6 million, or $1.79 per diluted share, for the first twenty-six weeks of 2014, compared to net loss of $45.9 million, or $0.59 per diluted share, for the first twenty-six weeks of 2013.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling or updating of existing stores, and the improvement or enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year. Generally, our cash requirements have been met primarily through cash and cash equivalents on hand during the first half of the year, and through cash flows from operations during the second half of the year. We expect to meet our operating and investing net cash requirements for the next twelve months through existing cash and cash equivalents and by utilizing our revolving credit facility, if necessary.

As of August 2, 2014, we had working capital of $171.4 million, cash and cash equivalents of $152.3 million and $133.6 million of long-term debt as a result of the closing of the financing transaction with Sycamore Partners, an owner of a portion of our outstanding common stock and a related party, on May 23, 2014. We plan to use the proceeds of this financing transaction for working capital and other general corporate purposes (see Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion). As of August 2, 2014, we had no borrowings outstanding under our revolving credit facility. On February 21, 2014, we increased the aggregate borrowing capacity under our revolving credit facility from $175.0 million to $230.0 million (see Note 10 to the Notes to Unaudited Condensed Consolidated Financial Statements). During the second quarter of 2014, we received an income tax refund of approximately $45.0 million.

Additionally, while we have in the past repurchased our common stock under a stock repurchase program (see Note 6 to the Notes to Unaudited Condensed Consolidated Financial Statements), we do not currently expect to do so during fiscal 2014.

The following table sets forth our cash flows for the period indicated:

	26 weeks ended
	August 2, 2014	August 3, 2013
	(In thousands)
Net cash used in operating activities	$(65,519)	$(84,951)
Net cash used in investing activities	(17,399)	(44,468)
Net cash provided by (used in) financing activities	128,689	(1,566)
Effect of exchange rate changes	(14)	(225)
Net increase (decrease) in cash and cash equivalents	$45,757	$(131,210)

Operating activities - Net cash used in operating activities decreased by $19.4 million for the first twenty-six weeks of 2014 compared to the same period in 2013. Lower cash used for inventory and cash from income taxes receivable were partially offset by the increase in period to period net loss and the timing of expenditures. Merchandise inventory decreased by 15% in total, or 11% on a per retail square foot basis as of August 2, 2014 compared with August 3, 2013. During the second quarter of 2014, we received an income tax refund of approximately $45.0 million.

Investing activities - Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores and investments in information technology. Net cash used in investing activities decreased by $27.1 million for the first twenty-six weeks of 2014 compared to the same period in 2013 primarily due to lower capital expenditures. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. During fiscal 2014, we plan to invest a total of approximately $22.0 million in capital expenditures. During the first twenty-six weeks of 2014, we invested $15.2 million, which excludes accruals related to purchases of property and equipment. During the first twenty-six weeks of 2014, we opened four Aéropostale stores and one combination store and remodeled ten Aéropostale stores. During the remainder of the fiscal year, we plan to open three Aéropostale stores and and remodel two Aéropostale stores.

During the first twenty-six weeks of 2013, we invested $44.1 million in capital expenditures, primarily to construct five new Aéropostale stores, 43 P.S. from Aéropostale stores, to remodel 11 Aéropostale stores and for a number of information technology investments.

Financing activities - Net cash provided by financing activities increased by $130.3 million for the first twenty-six weeks of 2014 compared to the same period in 2013. Net cash provided by financing activities during the first twenty-six weeks of 2014, included $137.6 million of net proceeds related to the Sycamore transaction offset by $6.2 million of related deferred financing fees paid in connection with the transaction (see Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion).

Revolving Credit Facility and Financing Transaction with Related Party

In September 2011, we together with certain of our direct and indirect subsidiaries entered into a Third Amended and Restated Loan and Security Agreement with the Lenders party thereto, and Bank of America, N.A., as agent for the ratable benefit of the Credit Parties (the “Credit Facility”). The Credit Facility originally provided for a revolving credit line up to $175.0 million. On February 21, 2014, the Credit Facility was amended, among other things, to increase from $175.0 million to $230.0 million the aggregate amount of loans and other extensions of credit available to the Borrower under the Credit Facility. The Credit Facility is available for working capital and general corporate purposes (see Note 10 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion).

On May 23, 2014, we entered into (i) a Loan and Security Agreement (the "Loan Agreement") with affiliates of Sycamore Partners, (ii) a Stock Purchase Agreement (the "Stock Purchase Agreement") with Aero Investors LLC, an affiliate of Sycamore Partners ("Investor"), for the purchase of 1,000 shares of Series B Convertible Preferred Stock of the Company, $0.01 par value (the "Series B Preferred Stock"), and (iii) an Investor Rights Agreement (the "Investor Rights Agreement") with Investor. The Loan Agreement makes available to us term loans in the principal amount of $150.0 million, consisting of two tranches: a five-year $100.0 million term loan facility (the "Tranche A Loan") and a 10-year $50.0 million term loan facility (the "Tranche B Loan" and, together with the Tranche A Loan, the "Term Loans"). The net proceeds of the Term Loans are to be used for working capital and other general corporate purposes (see Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion).

Contractual Obligations

The following table summarizes our contractual obligations as of August 2, 2014:

		Payments Due
	Total	Balance of 2014	In 2015 and 2016	In 2017 and 2018	After 2018
	(In thousands)
Contractual Obligations
Real estate operating leases	$910,093	$142,646	$242,710	$205,514	$319,223
Short-term borrowings [1]	—	—	—	—	—
Sycamore Tranche A Loan principal	100,000	—	—	—	100,000
Sycamore Tranche B Loan principal [2]	50,000	—	5,000	10,000	35,000
Sycamore Tranche A Loan interest	40,000	—	15,000	20,000	5,000
Employment agreement [3]	1,756	479	1,277	—	—
Equipment operating leases	9,191	1,861	5,112	2,218	—
Total contractual obligations	$1,111,040	$144,986	$269,099	$237,732	$459,223

1 The short-term borrowings were repaid on May 23, 2014.

2 Although interest is imputed on the Tranche B Loan and recorded as interest expense, the Tranche B Loan does not require any contractual interest payments. The Tranche B Loan will be paid off in equal annual installments of 10% per annum. The Tranche B Loan is scheduled to mature on the earlier of (a) tenth anniversary of the end of the Start-Up Period (as such term is defined in the Sourcing Agreement) and (b) the expiration or termination of the Sourcing Agreement. Under the Sourcing Agreement, MGF is required to pay to us an annual rebate equal to a fixed amount multiplied by the percentage of annual purchases made by us (including purchases deemed to be made by virtue of payment of the shortfall commission) relative to the Minimum Volume Commitment to be applied towards the payment of the required amortization on the Tranche B Loan. The Sourcing Agreement also provides for certain carryover credits if we purchase a volume of product above the Minimum Volume Commitment during the applicable Minimum Volume Commitment Period. See Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion.

3 On August 18, 2014 we entered into an Employment Agreement with Mr. Geiger pursuant to which he will serve as our Chief Executive Officer. The Employment Agreement has a three-year term at a base salary of $1.5 million per annum. The Board of Directors and Mr. Johnson have mutually agreed that Mr. Johnson will step down as Chief Executive Officer of the Company and will no longer serve as a member of the Board, effective as of August 18, 2014. Mr. Johnson will be entitled to receive his severance amounts which are estimated to approximate $2.5 million, retirement plan payment currently estimated at $5.7 million and paid six months from retirement date, and other items pursuant to his employment agreement with the Company and the Company’s early retirement policy, all of which are excluded from the table above. See Note 17 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion. Such amounts are not reflected in the table above.

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

As discussed in Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements, we have a SERP liability of $11.0 million and other retirement plan liabilities of $4.4 million at August 2, 2014.  Such liability amounts are not reflected in the table above. We expect to make a payment in the next 12 months of approximately $5.7 million from our SERP which is included in the total SERP liability of $11.0 million.

Our total liabilities for unrecognized tax benefits were $9.0 million at August 2, 2014. Of this amount, $6.2 million was recorded as a direct reduction of the related deferred tax assets.  We cannot make a reasonable estimate of the amount and timing of related future payments. Therefore this amount was not included in the above table.

In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of August 2, 2014, the outstanding letter of credit was $0.2 million and expires on June 30, 2015. We have not issued any other stand-by or commercial letters of credit as of August 2, 2014.

The above table also does not include contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of contingent bonuses that may be paid is $0.2 million during the remainder of fiscal 2014, $0.7 million during fiscal 2015 and $0.2 million during fiscal 2016.

The above table does not reflect contingent purchase consideration related to the fiscal 2012 acquisition of GoJane that is discussed in Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements. The purchase price includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business during the five year period beginning on the acquisition date. The fair value of the contingent payments as of August 2, 2014 was estimated to be $5.9 million based on expected probability of payment and we have recorded such liability on a discounted basis.

We have not issued any third party guarantees or commercial commitments as of August 2, 2014.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, and an outstanding letter of credit of $0.2 million, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of August 2, 2014, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

As of August 2, 2014, there have been no material changes to any of the critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain our cash equivalents in financial instruments, primarily money market funds, with original maturities of three months or less.

As of August 2, 2014, we had no outstanding borrowings under our Credit Facility. The average interest rate for the Credit Facility was 5.75% for the first twenty-six weeks of 2014. In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of August 2, 2014, the outstanding letter of credit was $0.2 million and expires on June 30, 2015. We have not issued any other stand-by or commercial letters of credit as of August 2, 2014 under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk from interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency, are reflected in the equity section of our unaudited condensed consolidated balance sheet in accumulated other comprehensive income (loss). The unrealized gain of approximately $0.9 million is included in accumulated other comprehensive loss as of August 2, 2014. A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately less than $0.2 million, which would be recorded in other comprehensive income (loss) as an unrealized gain or loss.

We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars.  These foreign currency transaction gains and losses are charged or credited to earnings as incurred. We do not hedge our exposure to this currency exchange fluctuation and transaction gains and losses to date have not been significant.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our second quarter ended August 2, 2014, our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting: During our second fiscal quarter, there have been no changes in our internal controls over our financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 13 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Other than as set forth below, there are no material changes from the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended February 1, 2014.

Our ability to make payments on and to repay or refinance our debt and to fund planned capital expenditures depends upon cash balances, availability under our Credit Facility, and our ability to generate cash.

Our ability to make payments on and to repay or refinance our debt and to fund planned capital expenditures will depend on cash balances, availability under our Credit Facility and our ability to generate cash, which is to some extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to service our debt and meet our other commitments, we may be required to adopt one or more alternatives, such as refinancing all or a portion of our debt, selling material assets or operations or raising additional debt or equity capital. We may not be able to successfully carry out any of these actions on a timely basis, on commercially reasonable terms or at all, or be assured that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from affecting any of these alternatives. To the extent we are not able to comply with required covenants in our Credit Facility and/or Loan Agreement with affiliates of Sycamore Partners or fail to make scheduled payments on our debt and are unable to obtain a waiver or amendment, our access to the Credit Facility may be limited and we could be in default under the Credit Facility and/or the Loan Agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated By-Laws of Aéropostale, Inc. (filed as Exhibit 3.1 to our current report on From 8-K filed on July 3, 2014).
31.1	Certification by Julian R. Geiger, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Marc D. Miller, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Marc D. Miller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101. SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*
____________

*	Filed herewith.
**	Furnished herewith.
***	Incorporated herein by reference.

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

Dated: September 8, 2014