Form 10-Q
period 2014-11-01
AEROPOSTALE INC
filed 2014-12-08
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2014
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

The Registrant had 79,122,539 shares of common stock outstanding as of December 4, 2014.

AÉROPOSTALE, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	November 1, 2014	February 1, 2014	November 2, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$109,198	$106,517	$68,018
Merchandise inventory	211,136	172,311	262,587
Income taxes receivable	9,198	50,388	42,021
Prepaid expenses and other current assets	47,958	47,405	60,552
Total current assets	377,490	376,621	433,178
Fixtures, equipment and improvements, net	151,196	235,401	274,402
Goodwill	13,919	13,919	13,919
Intangible assets, net	14,097	14,661	14,849
Other assets	21,622	7,039	5,965
TOTAL ASSETS	$578,324	$647,641	$742,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$143,354	$138,245	$179,821
Accrued expenses and other current liabilities	99,319	102,116	86,644
Total current liabilities	242,673	240,361	266,465

Indebtedness to related party - non-current (See Note 3)	136,042	—	—

Other non-current liabilities	95,766	126,588	128,981

Commitments and contingent liabilities (See Notes 3, 5, 10, 11, 12 and 13)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; 1; 0 and 0 shares issued or outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 79,568; 78,616 and 78,608 shares issued	796	786	786
Additional paid-in capital	244,910	231,202	225,843
Accumulated other comprehensive loss	2,640	(1,183)	20
Accumulated (deficit) earnings	(141,431)	51,493	121,799
Treasury stock 472; 118 and 114 shares, at cost	(3,072)	(1,606)	(1,581)
Total stockholders’ equity	103,843	280,692	346,867
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$578,324	$647,641	$742,313

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	13 weeks ended		39 weeks ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$452,889	$514,588	$1,244,902	$1,420,895
Cost of sales (includes certain buying, occupancy and warehousing expenses)	384,011	426,699	1,042,977	1,150,400
Gross profit	68,878	87,889	201,925	270,495
Selling, general and administrative expenses	121,250	128,923	361,877	375,827
Restructuring charges	1,713	—	39,221	—
Loss from operations	(54,085)	(41,034)	(199,173)	(105,332)
Interest expense [1]	3,035	314	5,808	705
Loss before income taxes	(57,120)	(41,348)	(204,981)	(106,037)
Income tax benefit	(4,797)	(15,725)	(12,057)	(34,512)
Net loss	$(52,323)	$(25,623)	$(192,924)	$(71,525)
Basic loss per share	$(0.66)	$(0.33)	$(2.45)	$(0.91)
Diluted loss per share	$(0.66)	$(0.33)	$(2.45)	$(0.91)
Weighted average basic shares	79,015	78,488	78,775	78,442
Weighted average diluted shares	79,015	78,488	78,775	78,442

1 Includes interest expense to related party of $2.7 million during the third quarter of 2014 and $4.8 million for the first thirty-nine weeks of 2014.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	13 weeks ended		39 weeks ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net loss	$(52,323)	$(25,623)	$(192,924)	$(71,525)
Other comprehensive income (loss):
Pension liability, net of income taxes of $0, $561, $0 and $645, respectively	3,658	840	3,758	968
Foreign currency translation adjustment (See Note 6)	(31)	(64)	65	(1,138)
Other comprehensive income (loss)	$3,627	$776	$3,823	$(170)
Comprehensive loss	$(48,696)	$(24,847)	$(189,101)	$(71,695)

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	39 weeks ended
	November 1, 2014	November 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(192,924)	$(71,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,388	47,281
Asset impairment charges	64,612	13,624
Amortization of intangible assets	564	564
Stock-based compensation	11,495	11,857
Other	(1,325)	(4,733)
Changes in operating assets and liabilities:
Merchandise inventory	(39,013)	(107,564)
Income taxes receivable and other assets	29,604	(48,302)
Accounts payable	5,136	90,030
Accrued expenses and other liabilities	(19,090)	(24,723)
Net cash used in operating activities	$(101,553)	$(93,491)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,127)	(68,013)
Change in restricted cash	(2,210)	—
Final working capital adjustment related to the acquisition of GoJane.com, Inc.	—	(381)
Net cash used in investing activities	$(23,337)	$(68,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	219
Net proceeds from financing transaction with related party	137,648	—
Borrowings under revolving credit facility	75,500	—
Repayments under revolving credit facility	(75,500)	—
Fees related to financing transaction with related party	(6,165)	—
GoJane contingent consideration payment	(1,531)	—
Financing fees related to revolving credit facility	(687)	—
Purchase of treasury stock	(1,466)	(1,581)
Net cash provided by (used in) financing activities	$127,799	$(1,362)

Effect of exchange rate changes	$(228)	$(236)

Net increase (decrease) in cash and cash equivalents	2,681	(163,483)
Cash and cash equivalents, beginning of year	106,517	231,501
Cash and cash equivalents, end of period	$109,198	$68,018

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Aéropostale, Inc. and its subsidiaries (“we”, “us”, “our”, the “Company” or “Aéropostale”) is a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and 4 to 12 year-olds through its P.S. from Aéropostale stores.  We provide customers with a focused selection of high quality fashion and fashion basic merchandise at compelling values in an exciting and customer friendly store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise.  Aéropostale products can be purchased in Aéropostale stores and online at www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to www.aeropostale.com or www.ps4u.com are solely references to a uniform resource locator, or URL, and are inactive textual references only, not intended to incorporate the websites into this Quarterly Report on Form 10-Q).  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, certain Aéropostale stores and online at www.ps4u.com.  As of November 1, 2014, we operated 911 Aéropostale stores, consisting of 842 stores in all 50 states and Puerto Rico, 69 stores in Canada, as well as 141 P.S. from Aéropostale stores in 32 states and Puerto Rico. Since November 2012, our Company acquired and now operates GoJane.com, Inc. (“GoJane”), an online women's fashion footwear and apparel retailer. In addition, pursuant to various licensing agreements, our licensees operated 220 Aéropostale locations and one Aéropostale and P.S. from Aéropostale combination location in the Middle East, Asia, Europe and Latin America as of November 1, 2014. We recently signed licensing agreements in Chile for both Aéropostale and P.S. from Aéropostale locations. Additionally, we recently signed a licensing agreement in Mexico that will allow our licensee to operate P.S. from Aéropostale locations.

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

References to “2014” or “fiscal 2014” mean the 52-week period ending January 31, 2015 and references to “2013” or “fiscal 2013” mean the 52-week period ended February 1, 2014.  References to “the third quarter of 2014” mean the thirteen-week period ended November 1, 2014 and references to “the third quarter of 2013” mean the thirteen-week period ended November 2, 2013.

3.  Closing of $150.0 Million Financing Transaction

On May 23, 2014, we entered into (i) a Loan and Security Agreement (the "Loan Agreement") with affiliates of Sycamore Partners, (ii) a Stock Purchase Agreement (the "Stock Purchase Agreement") with Aero Investors LLC, an affiliate of Sycamore Partners for the purchase of 1,000 shares of Series B Convertible Preferred Stock of the Company, $0.01 par value (the "Series B Preferred Stock"), and (iii) an Investor Rights Agreement with Sycamore Partners.

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

Sycamore Partners is considered a related party due to its ownership interest in us. As of May 23, 2014, Sycamore Partners owned approximately 8% of our outstanding common stock. Stefan Kaluzny, a managing director at Sycamore Partners, had joined our Board of Directors upon the closing of this transaction. In addition to Mr. Kaluzny, Sycamore Partners had received the right to appoint one additional member to our Board, and appointed Julian R. Geiger, who subsequently agreed to become our CEO on August 18, 2014. Additionally a third independent appointee was mutually agreed upon by Sycamore Partners and us.

The accounting guidance related to multiple deliverables in an arrangement provides direction on determining if separate contracts should be evaluated as a single arrangement and if an arrangement involves a single unit of accounting or separate units of accounting. We determined that there were four units of accounting or elements of the arrangement which included Tranche A Loan, Tranche B Loan, Series B convertible preferred stock and the Sourcing Agreement (as hereinafter defined). We allocated the initial value based on the relative fair values of each element in the transaction. We estimated the fair values of Tranche A Loan and Tranche B Loan using the discounted cash flow method. Under this method, the projected interest and principal payments are projected through the life of each loan. These cash flows are then discounted to the present value at an appropriate market-derived discount rate, taking into account market yields at the date of issuance and an assessment of the credit rating applicable to us based on the consideration of various credit metrics along with the terms of each loan (such as duration, coupon rate, etc.) to derive an indication of fair value. These instruments are classified as a Level 3 measurement, as they are not publicly traded and we are therefore unable to obtain quoted market prices. The Series B Preferred Stock represents a convertible security that can be exchanged for shares of Company common stock upon the payment of a cash conversion price of $7.25 per common share equivalent.  Effectively, the Series B Preferred Stock has the characteristic of a warrant as each share represents an option to purchase 3,932.018 shares of common stock at an exercise price of $7.25 per common share, and there is no dividend or liquidation preference associated with the Series B Preferred Stock. Accordingly, the Black-Scholes model was used to determine the fair value of the Convertible Shares with an expected life of 10 years, a risk free interest rate of 2.54%, and expected volatility of 50%. The Sourcing Agreement was determined to be at fair value and therefore no proceeds were allocated to the agreement.

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

The Term Loans are guaranteed by certain of our domestic subsidiaries and secured by a second priority security interest in all assets of the Company and certain of our subsidiaries that were already pledged for the benefit of Bank of America, N.A., as agent, under its existing revolving credit facility, and a first priority security interest in our, and certain of our subsidiaries', remaining assets.

The Loan Agreement contains representations, covenants and events of default that are substantially consistent with our existing revolving credit facility with Bank of America, N.A. The Loan Agreement also contains a $70.0 million minimum liquidity covenant. The Company was in compliance with the minimum liquidity covenant and other covenants under the Loan Agreements at November 1, 2014.

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

We had fair values of $136.0 million in borrowings outstanding under the Loan Agreement, with face value of $150.0 million, as of November 1, 2014. Fair value outstanding for Tranche A Loan was $105.0 million, with a face value of $100.0 million. Fair value outstanding for Tranche B Loan was $31.0 million, with a face value of $50.0 million. Fair values approximate carrying values. Total interest and fees expense associated with this transaction was $2.7 million for the third quarter of 2014 and $4.8 million for the first thirty-nine weeks of 2014.

Series B Convertible Preferred Stock

Concurrent with, and as a condition to, entering into the Loan Agreement, we issued 1,000 shares of the Series B Preferred Stock to Investor at an aggregate offer price of $100,000. Each share of Series B Preferred Stock is convertible at any time at the option of the holder on or prior to May 23, 2024 into shares of common stock at an initial conversion rate of 3,932.018 for each share of Series B Preferred Stock. The common stock underlying the Series B Preferred Stock represents 5% of our issued and outstanding common stock as of May 23, 2014. The Series B Preferred Stock is convertible into shares of the common stock at an initial cash conversion price of $7.25 per share of the underlying common stock. The number of shares of Series B Preferred Stock or common stock to be issued upon exercise and the respective exercise prices are subject to adjustment for changes in the Series B Preferred Stock or common stock, such as stock dividends, stock splits, and similar changes. In the event of a change of control transaction, the Series B Preferred Stock will automatically convert into common stock subject to payment by the holder of such Series B Preferred of the aggregate cash conversion price then in effect, if such conversion price is lower than the per share consideration to be received in the change of control transaction. If the per share consideration to be received in the change of control transaction is less than or equal to the per share cash conversion price then in effect, the Series B Preferred will be automatically converted into a right to receive an amount per share equal to the par value of such share of Series B Preferred Stock.

We analyzed the embedded conversion option for derivative accounting consideration under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 815-15, “Derivatives and Hedging” and determined that the conversion option should be classified as equity. We also analyzed the conversion option for beneficial conversion features consideration under ASC Subtopic 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none. The Series B Preferred Stock was recorded in equity at a fair value of $5.9 million upon issuance, and was not recorded as a liability on the consolidated balance sheet.

Non-Exclusive Sourcing Agreement

As a condition to funding the Tranche B Loan, we and one of our subsidiaries also entered into a non-exclusive Sourcing Agreement (the "Sourcing Agreement") with TSAM (Delaware) LLC (d/b/a MGF Sourcing US LLC), an affiliate of Sycamore Partners ("MGF"). The price of merchandise sold to us by MGF pursuant to the Sourcing Agreement is required to be competitive to market. We expect to commence sourcing goods with MGF pursuant to the Sourcing Agreement during the fourth quarter of 2014.

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

4.  Restructuring Program

On April 30, 2014, following an assessment of changing consumer patterns, management and the Board of Directors approved a comprehensive plan to restructure the P.S. from Aéropostale business and to reduce costs. We plan to close approximately 125 mall-based P.S. from Aéropostale stores and streamline and improve the Company's expense structure. We plan to focus on sales channels with higher expectations for growth, including off-mall locations (including outlets), e-commerce and international licensing of P.S. from Aéropostale. We anticipate that substantially all of the planned store closures will be completed on or around the end of fiscal 2014. As of November 1, 2014, 11 mall-based P.S. from Aéropostale stores have been closed. The cost reduction program will also target direct and indirect spending across the organization. This has included the reduction of corporate headcount by eliminating approximately 100 open or occupied positions to align with our current business strategies.

We estimate that we will incur pre-tax restructuring and impairment charges related to these actions totaling approximately $40.0 million to $65.0 million throughout fiscal 2014, of which approximately $25.0 million to $40.0 million are estimated to be cash expenses. Included in the estimate of total pre-tax charges are approximately:

•
$5.5 million of consulting and severance expenses resulting from the announced corporate cost reduction initiatives, of which $0.4 million were recorded during the third quarter of 2014 and $5.1 million during the first thirty-nine weeks of 2014.

•	$30.5 million of store asset impairments resulting primarily from the expected closures of the P.S. from Aéropostale stores, all of which were recorded during the first quarter of 2014.

•
$4.0 million of additional severance resulting from the store closures, of which $1.2 million was recorded during the third quarter of 2014 and $2.5 million for the first thirty-nine weeks of 2014. These costs are expected to be recorded through the remainder of fiscal 2014 until the stores are closed.

•
The remainder of the charges relate to estimated lease costs in connection with the store closures, which are expected to be recorded during the remainder of fiscal 2014. We expect to pay significantly all lease costs during the fourth quarter of 2014 and first quarter of 2015.

The charges are recognized in restructuring charges in the statement of operations.

The following is a summary of expenses incurred during the third quarter of 2014 and the first thirty-nine weeks of 2014 associated with the above ongoing actions:

	13 weeks ended	39 weeks ended
	November 1, 2014
	(In thousands)
Severance	$1,236	$3,749
Lease costs	146	1,198
Impairment	—	30,497
Other exit costs	331	3,777
Total	$1,713	$39,221

The Company accrued liabilities for the above mentioned restructuring charges as of November 1, 2014, which are expected to be paid during fiscal 2014 as follows:

	Impairments	Severance	Lease Costs	Other Exit Costs	Total
	(In thousands)
Liability/Charge at Program Inception	$30,497	$1,060	$1,046	$1,886	$34,489
Additions	—	2,689	152	1,891	4,732
Paid or Utilized	(30,497)	(1,435)	(315)	(3,754)	(36,001)
Adjustments	—	—	—	—	—
Liability as of November 1, 2014	$—	$2,314	$883	$23	$3,220

Of the above liabilities, $2.7 million is recorded in accrued expenses and other current liabilities and the balance is included in non-current liabilities.

5.  Fair Value Measurements

We follow the guidance in ASC Topic 820, “Fair Value Measurement” (“ASC 820”) as it relates to financial and nonfinancial assets and liabilities. ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels:

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	Level 1			Level 2			Level 3
	November 1, 2014	February 1, 2014	November 2, 2013	November 1, 2014	February 1, 2014	November 2, 2013	November 1, 2014	February 1, 2014	November 2, 2013
	(In thousands)
Assets:
Cash equivalents [1]	$80,005	$82,378	$36,265	$—	$—	$—	$—	$—	$—
Total	$80,005	$82,378	$36,265	$—	$—	$—	$—	$—	$—

Liabilities:
GoJane performance plan liability [2]	$—	$—	$—	$—	$—	$—	$5,915	$7,416	$7,350
Exit costs obligation [3]	—	—	—	—	—	—	2,889	—	—
Total	$—	$—	$—	$—	$—	$—	$8,804	$7,416	$7,350

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

3 In accordance with the lease assignment for the 34th Street store, we placed $2.4 million in escrow for payment of real estate taxes. We recorded an exit cost obligation related to the real estate taxes at fair value of $2.0 million on the cease-use date. Additionally, the above exit costs obligation includes $1.0 million of lease costs related to four P.S. from Aéropostale stores with previously executed leases that will not open in connection with our restructuring program. These exit cost liabilities are measured at fair value using Level 3 inputs as defined in the fair value hierarchy. This was based on a discount rate over the expected payment streams. Each quarter we remeasure these liabilities at fair value.

The following table provides a reconciliation of the beginning and ending balances of the GJ Performance Plan measured at fair value using significant unobservable inputs (Level 3):

	39 weeks ended
	November 1, 2014	November 2, 2013
	(In thousands)
Balance at beginning of period	$7,416	$7,019
Accretion of interest expense	99	331
GoJane consideration payment	(1,600)	—
Balance at end of period	$5,915	$7,350

The $5.9 million liability as of November 1, 2014 was included in non-current liabilities. Of the $7.4 million liability as of November 2, 2013, $1.6 million was included in accrued expenses and other current liabilities and the balance was included in non-current liabilities.

The following table provides a reconciliation of the beginning and ending balances of the Exit Cost Obligations measured at fair value using significant unobservable inputs (Level 3):

	39 weeks ended
	November 1, 2014	November 2, 2013
	(In thousands)
Balance at beginning of period	$—	$—
Fair value of exit costs obligations at cease-use date	3,009	—
Accretion of rent expense	245	—
Payments	(365)	—
Balance at end of period	$2,889	$—

Of the $2.9 million liability as of November 1, 2014, $0.8 million was included in accrued expenses and other current liabilities and the balance was included in non-current liabilities.

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

We recorded asset impairment charges, all of which was included in the cost of sales, of approximately $12.5 million during the third quarter of 2014 primarily for 59 stores. We recorded asset impairment charges of approximately $64.6 million during the first thirty-nine weeks of 2014 for primarily 277 stores. Of these charges, $34.1 million was included in cost of sales. The remaining $30.5 million was included in restructuring charges, as it related to the P.S. from Aéropostale stores to be exited. We recorded store asset impairment charges of approximately $5.1 million during the third quarter of 2013 for primarily 25 stores and $13.6 million during the first thirty-nine weeks of 2013 for primarily 72 stores. These charges were included in cost of sales.  These amounts included the write-down of long-lived assets at stores that were assessed for impairment because of (a) changes in circumstances that indicated the carrying value of assets may not be recoverable, or (b) management’s intention to relocate or close stores.  Impairment charges were primarily related to revenues and/or gross margins not meeting targeted levels at the respective stores as a result of macroeconomic conditions, location related conditions and other factors that are negatively impacting the sales and cash flows of these locations.

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

The table below sets forth by level within the fair value hierarchy the fair value of long-lived assets for which impairment was recognized for the first thirty-nine weeks of 2014 and the first thirty-nine weeks of 2013:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses
	(In thousands)
November 1, 2014:
Long-lived assets held and used	$—	$—	$6,488	$6,488	$64,611

November 2, 2013:
Long-lived assets held and used	$—	$—	$5,431	$5,431	$13,624

6.  Stockholders’ Equity

Stockholders Rights Plan

On November 26, 2013, we entered into a Rights Agreement with American Stock Transfer & Trust Company, LLC (the “Rights Agreement”), pursuant to which the Company, among other things, issued one right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, of the Company (the “Rights Plan”). By its terms, the Rights Plan provided that, among other things, the Rights would expire upon the close of business on the earliest to occur of: (i) November 26, 2014, (ii) the date on which the rights are redeemed or exchanged by the Company in accordance with the Rights Agreement and (iii) the date of the Company’s 2014 annual meeting of stockholders if requisite stockholder approval of the Rights Agreement is not obtained at such meeting. The Board determined not to seek stockholder approval of the Rights Plan at the 2014 Annual Meeting which occurred on June 30, 2014. Consequently, pursuant to the terms of the Rights Plan, and without any further action, as of the date of the Annual Meeting, the right to exercise the Rights terminated, each Right is null and void and the Rights Plan expired.

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

We did not repurchase shares of our common stock during the first thirty-nine weeks of 2014 or 2013 under the stock repurchase program.  We have repurchased 60.1 million shares of our common stock for $1.0 billion under the program to date.  As of November 1, 2014, we have approximately $104.4 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

In addition to the above program, we withheld 354,000 shares for minimum statutory withholding taxes of $1.5 million related to the vesting of stock awards during the first thirty-nine weeks of 2014.

Accumulated Other Comprehensive Loss

The following table sets forth the components of accumulated other comprehensive loss:

	November 1, 2014	February 1, 2014	November 2, 2013
	(In thousands)
Pension liability, net of tax	$1,751	$(2,007)	$(1,573)
Cumulative foreign currency translation adjustment [1]	889	824	1,593
Total accumulated other comprehensive loss	$2,640	$(1,183)	$20

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

The changes in components in accumulated other comprehensive (loss) income are as follows:

	39 weeks ended
	November 1, 2014
	Pension Liability	Foreign Currency Translation	Total
	(In thousands)
Beginning balance at February 2, 2014	$(2,007)	$824	$(1,183)
Other comprehensive income before reclassifications	—	65	65
Reclassified from accumulated other comprehensive income	3,758	—	3,758
Tax effect on pension liability	—	—	—
Net current-period other comprehensive income	$3,758	$65	$3,823
Ending balance at November 1, 2014	$1,751	$889	$2,640

	39 weeks ended
	November 2, 2013
	Pension Liability	Foreign Currency Translation	Total
	(In thousands)
Beginning balance at February 3, 2013	$(2,541)	$2,731	$190
Other comprehensive loss before reclassifications	—	(1,138)	(1,138)
Reclassified from accumulated other comprehensive income	1,613	—	1,613
Tax effect on pension liability	(645)	—	(645)
Net current-period other comprehensive income (loss)	$968	$(1,138)	$(170)
Ending balance at November 2, 2013	$(1,573)	$1,593	$20

The details related to the reclassifications out of accumulated comprehensive loss are as follows:

	13 weeks ended
	November 1, 2014		November 2, 2013
	(In thousands)
Amortization of defined benefit plan items:
Net gain	$3,633	[1]	$739	[1]
Amortization of loss	$6	[1]	68	[1]
Amortization of prior service cost	18	[1]	18	[1]
Settlement loss	—	[1]	577	[1]
Total before tax	$3,657		$1,402
Tax expense	—		(561)
Net of tax	$3,657		$841

	39 weeks ended
	November 1, 2014		November 2, 2013
	(In thousands)
Amortization of defined benefit plan items:
Net gain	$3,633	[1]	$739	[1]
Amortization of loss	69	[1]	241	[1]
Amortization of prior service cost	56	[1]	56	[1]
Settlement loss	—	[1]	577	[1]
Total before tax	$3,758		$1,613
Tax expense	—		(645)
Net of tax	$3,758		$968

1 These accumulated other comprehensive (loss) income components are included in the computation of net periodic benefit cost (see Note 11).

7.  Loss Per Share

The following table sets forth the computations of basic and diluted loss per share:

	13 weeks ended		39 weeks ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(In thousands, except per share data)
Net loss	$(52,323)	$(25,623)	$(192,924)	$(71,525)
Weighted average basic shares	79,015	78,488	78,775	78,442
Impact of dilutive securities	—	—	—	—
Weighted average diluted shares	79,015	78,488	78,775	78,442
Basic loss per share	$(0.66)	$(0.33)	$(2.45)	$(0.91)
Diluted loss per share	$(0.66)	$(0.33)	$(2.45)	$(0.91)

All options to purchase shares, in addition to restricted, performance shares and convertible preferred shares, were excluded from the computation of diluted loss per share because the effect would be anti-dilutive during fiscal 2014 and fiscal 2013.

8.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	November 1, 2014	February 1, 2014	November 2, 2013
	(In thousands)
Accrued gift cards	$17,030	$27,783	$21,076
Accrued compensation and retirement benefit plan liabilities	22,014	16,939	10,928
Current portion of tenant allowances	14,057	—	—
Other	46,218	57,394	54,640
Total accrued expenses and other current liabilities	$99,319	$102,116	$86,644

9.  Other Non-current Liabilities

Other non-current liabilities consist of the following:

	November 1, 2014	February 1, 2014	November 2, 2013
	(In thousands)
Deferred rent	$43,685	$46,831	$47,153
Deferred tenant allowance	29,515	51,189	54,613
Retirement benefit plan liabilities	5,841	14,339	14,172
Uncertain tax contingency liabilities	2,075	3,702	3,343
Other	14,650	10,527	9,700
Total other non-current liabilities	$95,766	$126,588	$128,981

10.  Revolving Credit Facility

In September 2011, we entered into an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”). The Credit Facility originally provided for a revolving credit line up to $175.0 million. The Credit Facility is available for working capital and general corporate purposes. The Credit Facility is scheduled to expire on September 22, 2016, and is guaranteed by all of our domestic subsidiaries (the “Guarantors”). No amounts were outstanding during fiscal 2013 or as of November 1, 2014 under the Credit Facility. During the first twenty-six weeks of 2014, we borrowed and repaid $75.5 million. During the third quarter of 2014, we had no borrowings. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Agreement in the event of our election to draw funds in the foreseeable future.

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

Availability under the Credit Facility is based on a borrowing base consisting of merchandise inventory, certain intellectual property and receivables. As of November 1, 2014, we had no borrowings and our remaining availability was $173.6 million. During fiscal 2013 and as of February 1, 2014, we had no outstanding balances under the Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of November 1, 2014, the outstanding letter of credit was $0.2 million and expires on June 30, 2015. We do not have any other stand-by or commercial letters of credit outstanding as of November 1, 2014 under the Credit Facility.

As of November 1, 2014, we are not aware of any instances of noncompliance with any financial covenants.

11.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	November 1, 2014	February 1, 2014	November 2, 2013
	(In thousands)
Supplemental Executive Retirement Plan (“SERP”)	$7,511	$10,551	$10,434
Other retirement plan liabilities	4,140	4,050	3,738
Total	$11,651	$14,601	$14,172
Less amount classified in accrued expenses related to SERP	5,810	—	—
Less amount classified in accrued expenses related to other retirement plan liabilities	—	262	—
Long-term retirement benefit plan liabilities	$5,841	$14,339	$14,172

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

The components of net periodic pension benefit cost are as follows:

	13 weeks ended		39 weeks ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(In thousands)
Service cost	$55	$131	$314	$397
Interest cost	76	108	279	328
Amortization of prior experience cost	18	18	55	56
Amortization of net loss	6	69	68	241
Net periodic pension benefit cost	$155	$326	$716	$1,022

We expect to make a payment to Thomas P. Johnson, our former Chief Executive Officer, from our Supplemental Executive Retirement Plan (“SERP”) of approximately $5.8 million, subject to interest rate fluctuations, during the first quarter of 2015. Accordingly, the SERP liability related to Mr. Johnson has been classified as a current liability in our unaudited condensed consolidated balance sheet as of November 1, 2014. Such amount will be paid from our cash flows from operations. At the date of payment to Mr. Johnson, we will record a benefit estimated to be approximately $0.9 million in selling, general and administrative expenses, with a corresponding amount recorded to relieve accumulated other comprehensive loss included in our stockholders' equity. This accounting treatment is in accordance with settlement accounting procedures under the provisions of ASC Topic 715, "Compensation - Retirement Benefits".

During September 2013, we made a payment of approximately $2.2 million to our former President from our SERP. Such amount was paid from our cash flows from operations. In connection with this payment, during the third quarter of 2013, we recorded a charge of $0.6 million of the net actuarial loss (the "settlement loss") as a charge in SG&A, with a corresponding amount recorded to relieve accumulated other comprehensive loss included in our stockholders' equity ($0.4 million, net of tax).

Other Retirement Plan Liabilities

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management. The plan is a non-qualified, non-contributory defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP. We record annual monetary credits to each participant's account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant's account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants' accounts will be fully vested upon retirement after completing five years of service and attaining age 55. The liability related to this plan was $4.0 million as of November 1, 2014, $3.9 million as of February 1, 2014 and $3.6 million as of November 2, 2013. Compensation expense related to this plan was not material to our unaudited condensed consolidated financial statements for any period presented.

We maintain a postretirement benefit plan for certain executives that provides retiree medical and dental benefits. The plan is an other post-employment benefit plan, or OPEB, and is not funded. Pension expense and the liability related to this plan were not material to our unaudited condensed consolidated financial statements for any period presented.

12.  Stock-Based Compensation

Under the provisions of ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the statement of operations.

On May 8, 2014, the Board unanimously approved the 2014 Omnibus Incentive Plan (the “Omnibus Plan”), which is an amendment and restatement of our Second Amended and Restated 2002 Long-Term Incentive Plan, as amended (the “2002 Plan”). The Omnibus Plan became effective upon stockholder approval at the Annual Meeting of Shareholders on June 30, 2014 (the “Omnibus Plan Effective Date”). The Omnibus Plan includes the following key modifications, effective upon the 2014 Omnibus Plan Effective Date:

•
Increase of the Aggregate Share Reserve. The aggregate share reserve increased by an additional 5,900,000 shares of common stock for a total share reserve of 6,113,891 shares of common stock under the Omnibus Plan. As of November 1, 2014, there were 4,863,305 shares outstanding under the Omnibus Plan.

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

Restricted Stock Units

Beginning in fiscal 2013, certain of our employees have been awarded restricted stock units, pursuant to restricted stock unit agreements. The restricted stock units awarded to employees cliff vest at varying times, most typically following between one and three years of continuous service from the award date. Certain shares awarded may also vest upon a qualified retirement at or following age 65, or upon a qualified early retirement under the provisions adopted in 2012 whereby the awardee completes 10 years of service, attains age 55 and retires. All restricted stock units immediately vest upon a change in control of the Company.

The following table summarizes share-settled restricted stock units outstanding as of November 1, 2014:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 2, 2014	230	$9.05
Granted	322	4.81
Vested	(419)	6.02
Canceled	—	—
Outstanding as of November 1, 2014	133	$8.34

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted units activity was $0.2 million for the third quarter of 2014 and $1.9 million for the first thirty-nine weeks of 2014. There was no compensation expense related to restricted units for the third quarter of 2013 or the first thirty-nine weeks of 2013. As of November 1, 2014, there was $0.4 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over the weighted average period of one year.  The total fair value of units vested was $2.4 million during the third quarter of 2014 and $2.5 million during the first thirty-nine weeks of 2014. No units vested during the third quarter 2013 or the first thirty-nine weeks of 2013.

Additionally, beginning in the first quarter of fiscal 2014, certain of our employees have been awarded cash-settled restricted stock units, pursuant to cash-settled restricted stock unit agreements. The cash-settled restricted stock units awarded to employees cliff vest at varying times up to approximately three years of continuous service. Certain shares awarded may also vest upon a qualified retirement at or following age 65, or upon a qualified early retirement under the provisions adopted in 2013 whereby the awardee completes 10 years of service, attains age 55 and retires. All cash-settled restricted stock units immediately vest upon a change in control of the Company.  We may, in our sole discretion, at any time during the term, convert the cash-settled restricted stock units for stock-settled restricted stock units. Currently, we do not have the intent to convert the cash-settled restricted stock units for stock-settled restricted stock units and as a result it is classified as a liability. The cash-settled restricted stock units are treated as liability awards in accordance with ASC 718.

The following table summarizes cash-settled restricted stock units outstanding as of November 1, 2014:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 2, 2014	—	$—
Granted	1,219	3.01
Vested	—	—
Canceled	(103)	3.01
Outstanding as of November 1, 2014	1,116	$3.01

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was $0.4 million for the third quarter of 2014 and $1.1 million for the first thirty-nine weeks of 2014. As of November 1, 2014, there was $2.2 million of unrecognized compensation cost related to cash-settled restricted stock units that is expected to be recognized over the weighted average period of two years.

Restricted Shares

Certain of our employees and all of our directors have been awarded non-vested stock (restricted shares), pursuant to restricted stock award agreements. The restricted shares awarded to employees generally cliff vest after up to three years of continuous service.  Beginning in November 2012, certain shares awarded after such date may also vest upon a qualified retirement at age 65, or upon a qualified early retirement under the provisions adopted in 2012 whereby an awardee completes 10 years of service, attains age 55 and retires. All restricted shares immediately vest upon a change in control of the Company.  Grants of restricted shares awarded to directors vest in full after one year.

The following table summarizes non-vested shares of stock outstanding as of November 1, 2014:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 2, 2014	1,856	$14.82
Granted	299	4.50
Vested	(533)	18.44
Canceled	(109)	12.07
Outstanding as of November 1, 2014	1,513	$11.70

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was $2.0 million for the third quarter of 2014 and $2.4 million for the third quarter of 2013.  Compensation expense related to restricted shares activity was $5.7 million for the first thirty-nine weeks of 2014 and $10.0 million for the first thirty-nine weeks of 2013. As of November 1, 2014, there was $6.9 million of unrecognized compensation cost related to restricted shares awards that is expected to be recognized over the weighted average period of one year.  The total fair value of shares vested was $1.5 million during the third quarter of fiscal 2014 and $0.1 million during the third quarter of fiscal 2013. The total fair value of shares vested was $9.8 million for the first thirty-nine weeks of 2014 and $7.7 million for the first thirty-nine weeks of 2013.

In connection with the GoJane acquisition, we granted restricted shares to the two individual stockholders of GoJane, with compensation expense recognized over the three year cliff vesting period. If the aggregate dollar value of the restricted shares on the vesting date is less than $8.0 million, then we shall pay to the two individual stockholders an amount in cash equal to the difference between $8.0 million and the fair market value of the restricted shares on the vesting date. As of the third quarter of 2014, we recorded additional compensation expense of $0.6 million and a corresponding liability of $4.0 million based on the Company's stock price as of November 1, 2014. As of the first thirty-nine weeks of 2014, we recorded additional compensation expense of $2.6 million. As of the third quarter of 2013 and the first thirty-nine weeks of 2013, we recorded additional compensation expense and a corresponding liability of $0.7 million as of November 2, 2013.

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

The following table summarizes performance shares of stock outstanding as of November 1, 2014:

	Performance-based		Market-based
	Performance Shares		Performance Shares
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding as of February 2, 2014	—	$—	391	$20.01
Granted	—	—	676	5.34
Vested	—	—	—	—
Canceled	—	—	(528)	11.06
Outstanding as of November 1, 2014	—	$—	539	$10.37

Total compensation expense is being amortized over the vesting period. Compensation expense related to the market-based performance shares was a benefit of $1.5 million for the third quarter of 2014 and expense of $0.6 million for the third quarter of 2013. Compensation expense related to the market-based performance shares was expense of $0.2 million for the first thirty-nine weeks of 2014 and expense of $1.4 million for the first thirty-nine weeks of 2013. Certain of our performance-based performance shares did not achieve a grant date and therefore are not reflected in the table. As a result of the departure of Mr. Johnson after the end of the second quarter of 2014, we recognized a benefit of $2.0 million during the third quarter of 2014 resulting from the reversal of the related stock-based compensation expense.

The following table summarizes unrecognized compensation cost and the weighted-average years expected to be recognized related to performance share awards outstanding as of November 1, 2014:

	Performance-based	Market-based
	Performance Shares	Performance Shares
Total unrecognized compensation (in millions)	$—	$3.2
Weighted-average years expected to be recognized over (years)	0	2

Cash-Settled Stock Appreciation Rights ("CSARs")

In conjunction with the execution of the employment agreement with Mr. Johnson on May 3, 2013, we granted him an award of CSARs, with an award date value of $5.6 million. The number of CSARs granted was determined in accordance with the agreement by dividing $5.6 million by the Black Scholes value of the closing price of a share of the Company's common stock on the award date. The CSARs are currently being treated as a liability based award. For the third quarter of 2014, our expected volatility was 64%, expected term was 0.8 years, risk-free interest rate was 0.09% and expected forfeiture rate was 0%. The CSARs have a term of seven years and will vest in equal 1/3 increments over three years. Additionally, we may, in our sole discretion, at any time during the term, exchange a CSAR for another form of equity which is of equal value to the CSAR at the time of the exchange. For the third quarter of 2014, we recorded less than $0.1 million of benefit related to this incentive award and $0.3 million of benefit during the first thirty-nine weeks of 2014. For the third quarter of 2013, we recorded less than $0.1 million of benefit related to this award and $0.4 million of expense during the first thirty-nine weeks of 2013. As of November 1, 2014, there was no unrecognized compensation cost related to CSARs.  As a result of the departure of Mr. Johnson after the end of the second quarter of 2014, 2/3 of these CSARs were forfeited. The remaining vested shares will expire within a year from Mr. Johnson's departure date.

Performance Based Bonus

The Employment Agreement with Julian R. Geiger, our Chief Executive Officer, provides for a special performance based bonus. If, during any consecutive 90 calendar day period during the 3rd year of the term of the Employment Agreement the average closing price per share of the Company’s common stock is $15.93 or higher, Mr. Geiger will be entitled to a performance-based cash bonus equal to 2% of the amount, if any, by which the Company’s average market capitalization during the period with the highest 90 day average stock price during the 3rd year of the term of the Employment Agreement exceeds $255,360,600 (the “Effective Date Market Cap”). If prior to the achievement of such performance metric (but not during the first 90 days of the term of the agreement), Mr. Geiger’s employment is terminated by the Company without Cause, by Mr. Geiger for Good Reason, upon Mr. Geiger’s death or by the Company due to his Disability, or there is a Change of Control (each a “Qualifying Event”), and as of the date of such Qualifying Event the common stock price exceeds $3.24, then, the amount of the performance-based cash bonus will instead be 2% of the amount, if any, by which the Company’s average market capitalization over the 30 calendar day period immediately preceding the Qualifying Event exceeds the Effective Date Market Cap.

This bonus is a market and service based liability award that is required to be marked-to-market under ASC 718. The fair value of this award is estimated using a Monte-Carlo simulation model. A Monte-Carlo simulation model estimates the fair value of a market based award based upon the expected term, risk-free interest rate, expected dividend yield and expected volatility measure for the Company. Compensation expense for this award is recognized over the vesting period regardless of whether the market condition is expected to be achieved. We have recorded a liability for this award that was immaterial to the unaudited condensed financial statements as of November 1, 2014.

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

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires certain assumptions, including estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). For the first thirty-nine weeks of 2014, our expected volatility was 52.8% to 56.1%, expected term was 3.96 to 5.00 years, risk-free interest rate was 1.17% to 1.58%

and expected forfeiture rate was 0%. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the unaudited condensed consolidated statements of operations.

The effects of applying the provisions of ASC 718 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

The following table summarizes stock option transactions for common stock during the first thirty-nine weeks of 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of February 2, 2014	377	$16.61
Granted	2,030	3.24
Exercised	—	—
Canceled[1]	(110)	13.84
Outstanding as of November 1, 2014	2,297	$4.93	2.63	$—
Options vested as of November 1, 2014 and expected to vest[2]	2,297	$4.93	2.63	$—
Exercisable as of November 1, 2014	262	$17.78	0.75	$—

1 The number of options canceled includes approximately 105,000 expired shares.
2 The number of options expected to vest takes into consideration estimated expected forfeitures.

Included in the table above and in connection with his employment agreement, Mr. Geiger was granted an award of options to purchase 2.0 million shares of our common stock. These stock options have a strike price of $3.24 per share, vest over three years on a pro-rata basis, and have a seven year life.

We recognized $0.2 million in compensation expense related to stock options during the third quarter of 2014 and less than $0.1 million during the third quarter of 2013.   We recognized $0.2 million in compensation expense related to stock options during the first thirty-nine weeks of 2014 and less than $0.1 million during the first thirty-nine weeks of 2013. For the first thirty-nine weeks of 2014 and thirty-nine weeks of 2013, the intrinsic value of options exercised was zero.

The following table summarizes information regarding non-vested outstanding stock options as of November 1, 2014:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of February 2, 2014	10	$6.41
Granted	2,030	3.24
Vested	—	—
Canceled	(5)	6.43
Non-vested as of November 1, 2014	2,035	$3.25

As of November 1, 2014, there was $2.8 million of unrecognized compensation cost related to non-vested options that we expect to be recognized over the remaining weighted-average vesting period of three years.

13.  Commitments and Contingent Liabilities

Legal Proceedings - In October 2011, Aéropostale, Inc. and senior executive officers Thomas P. Johnson and Marc D. Miller were named as defendants in an action amended in February 2012, City of Providence v. Aéropostale, Inc., et al., No. 11-7132, a class action lawsuit alleging violations of the federal securities laws.  The lawsuit was filed in New York federal court on behalf of purchasers of Aéropostale securities between March 11, 2011 and August 18, 2011.  The lawsuit alleges that the defendants made materially false and misleading statements regarding the Company's business and prospects and failed to disclose that Aéropostale was experiencing declining demand for its women's fashion division and increasing inventory.  A motion to dismiss was denied on March 25, 2013.  Aéropostale and the plaintiffs have entered into a settlement agreement resolving the claims made in this action, without any admission of liability, for the amount of $15 million, all of which was funded with insurance proceeds. The settlement received final court approval on May 9, 2014.

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

During February 2014, we settled litigations related to California wage and hour matters. During the first thirty-nine weeks of 2014, we made settlement payments of $3.6 million. In addition, we have remaining liabilities previously recorded of $0.8 million as of November 1, 2014 related to these settlements.

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

In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of November 1, 2014, the outstanding letter of credit was $0.2 million and expires on June 30, 2015. We do not have any other stand-by or commercial letters of credit as of November 1, 2014.

We have various product license agreements that obligate us to pay the licensee at least the guaranteed minimum royalty amount based on sales of their products.

We have not issued any third party guarantees or commercial commitments as of November 1, 2014.

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

Employment Agreement - On August 18, 2014, we entered into an Employment Agreement with Mr. Geiger pursuant to which he will serve as our Chief Executive Officer. The Employment Agreement, which has a three-year term, provides for an annual salary of $1.5 million in addition to a performance based bonus (see Note 12).

14.  Income Taxes

We review the annual effective tax rate on a quarterly basis and make necessary changes if information or events merit.  The estimated annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates.  The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occur), or impacts from tax law changes.  To the extent such changes impact our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occur. During the third quarter of 2014, we recorded a tax benefit of approximately $7.1 million related to the carryback of certain NOL’s due to tax accounting method changes filed in the third quarter and the release of reserves for uncertain tax benefits due to a favorable audit resolution. During the first thirty-nine weeks of 2014, we recorded a net discrete benefit of approximately $2.7 million. This net tax benefit was the result of tax expense of approximately $4.4 million to reduce certain state deferred tax assets, primarily resulting from the planned closures of the mall-based P.S. from Aéropostale stores offset by the above mentioned $7.1 million in discrete tax benefit recorded in the third quarter which is discussed above.

We follow the provisions of ASC Topic 740, “Income Taxes”, which includes the accounting and disclosure for uncertainty in income taxes.  We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Uncertain tax positions, inclusive of interest and penalties were $8.2 million as of November 1, 2014, $9.9 million at February 1, 2014, and $3.3 million at November 2, 2013.  Of these amounts, $6.2 million was recorded as a direct reduction of the related deferred tax assets as of November 1, 2014 and February 1, 2014. During the third quarter of 2014 we released $0.8 million of reserves due to a favorable audit resolution within the quarter. This reversal of uncertain tax positions, along with reversal of related deferred tax assets, favorably impacts our effective tax rate. These uncertain tax positions are subject to change based on future events, the timing of which is uncertain, however the Company does not anticipate that the balance of such uncertain tax positions will significantly decrease during the next twelve months.

We file income tax returns in the U.S. and in various states, Canada and Puerto Rico. All tax returns remain open for examination generally for our 2010 through 2013 tax years by various taxing authorities. However, certain states may keep their statute open for six to ten years.

15.  Segment Information

ASC Topic 280, “Segment Reporting” establishes standards for reporting information about a company’s operating segments. In the fourth quarter of 2013, management concluded that we have two reportable segments: a) retail stores and e-commerce; and b) international licensing. As a result, prior year segment information has been recasted to conform to the current year presentation. These reportable segments were identified based on how our business is managed and evaluated. The reportable segments represent the Company’s activities for which separate financial information is available and which is utilized on a regular basis by the Company’s chief operating decision maker (“CODM”) to evaluate performance and allocate resources. The retail stores and e-commerce segment includes Aéropostale U.S., Aéropostale Canada, P.S. from Aéropostale and GoJane. In identifying our reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The accounting policies of the Company’s reportable segments are consistent with those described in Note 1 of our Annual Report on Form 10-K for the fiscal year ended February 1, 2014. All intercompany transactions are eliminated in consolidation. We do not rely on any major customers as a source of revenue.

The following tables provide summary financial data for each of our segments (in thousands):

	13 weeks ended		39 weeks ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales:
Retail stores and e-commerce	$442,906	$508,813	$1,219,668	$1,407,700
International licensing	9,983	5,775	25,234	13,195
Total net sales	$452,889	$514,588	$1,244,902	$1,420,895

	13 weeks ended		39 weeks ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Loss from operations:
Retail stores and e-commerce [1]	$(43,839)	$(41,369)	$(140,191)	$(101,118)
International licensing	9,253	5,388	23,048	12,070
Other [2]	(19,499)	(5,053)	(82,030)	(16,284)
Total loss from operations	$(54,085)	$(41,034)	$(199,173)	$(105,332)

1 Such amounts include all corporate overhead and shared service function costs. We have not allocated a portion of these costs to international licensing in this presentation to be consistent with how the CODM reviews the results.

2 Other items for the third quarter and first thirty-nine weeks of 2014, which are all related to the retail stores and e-commerce segment, included restructuring charges (See Note 3), store asset impairment charges (See Note 4) and other income (charges) that are not included in the segment income (loss) from operations reviewed by the CODM. Other items for the third quarter of 2013 and first thirty-nine weeks of 2013 included store asset impairment and other charges.

Depreciation expense and capital expenditures have not been separately disclosed as the amounts primarily relate to the retail stores and e-commerce segment. Such amounts are not material for the international licensing segment.

	November 1, 2014	February 1, 2014	November 2, 2013
Total assets:
Retail stores and e-commerce	$567,032	$637,927	$734,083
International licensing	11,292	9,714	8,230
Total assets	$578,324	$647,641	$742,313

16.  Recent Accounting Developments

In August, 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). It addresses financial reporting considerations about an entity’s ability to continue as a going concern. Under ASU 2014-15, management is required to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about [the] entity’s ability to continue as a going concern.” The new standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. Management is still assessing the impact of the adoption to the unaudited condensed consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU

2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Management is still assessing the impact of the adoption to the unaudited condensed consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results.  Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will”, “may”, “could”, “expect”, “believe”, “anticipate”, “intend”, “estimate”, “seek” or other similar words. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements.  Among the factors that could cause actual results to materially differ from those projected in the forward-looking statements, include changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors; changes in the economy and other events leading to a reduction in discretionary consumer spending; seasonality; risks associated with changes in social, political, economic and other conditions and the possible adverse impact of changes in import restrictions; risks associated with uncertainty relating to the Company's ability to implement its strategies and risks associated with the Company’s ability to implement and realize the anticipated benefits of the Company’s strategic initiatives and cost reduction program. The following discussion as well as any evaluation of our business and future prospects should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 and the Risk Factors in Part 1, Item 1A thereof, as well as other reports filed with the SEC. All forward-looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made.

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

Overview

While the United States macro-economic environment and mall traffic continue to remain challenging, we are focused on executing our key merchandising, operational and financial initiatives to improve our performance. As part of our on-going initiative to change perception of the brand and accelerate customer adoption, we created a new brand platform that we have identified as AERO NOW. This new brand platform aims to convey our brand’s authenticity, emotion and relevance to today’s teen. We also continue to make progress on our key initiative of increasing the fashion in our overall assortment, including our exclusive sub-brand businesses, Live Love Dream and the Bethany Mota Collection. We continue to increase our focus on the use of social media influencers in order to be more relevant to today’s teenagers. We recently implemented a new vertical organizational structure to focus on more specific and narrowly defined merchandise classifications. Additionally, significant additional initiatives have recently begun including brand positioning and assortment planning and allocation strategies. Lastly, we are focused on the continued growth of our international licensing business.

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

Operationally, on April 30, 2014, following a strategic review and assessment of changing consumer patterns, management and the Board of Directors approved a comprehensive plan to restructure the P.S. from Aéropostale business and to reduce costs. We have identified key initiatives we estimate will generate approximately $30.0 million to $35.0 million in annualized pre-tax savings, of which approximately $5.0 million to $10.0 million is expected to be achieved during fiscal 2014. Based on changing consumer patterns, we plan to close approximately 125 mall-based P.S. from Aéropostale stores on or around the end of fiscal 2014. We plan to focus on faster growing sales channels, including off-mall locations (including outlets), e-commerce and international licensing of P.S. from Aéropostale. We are also exploring other potential third party distribution channels. By taking these steps, we expect to eliminate pre-tax losses of approximately $15.0 million that were generated in the mall-based business in fiscal 2013, excluding any impairment charges. We anticipate that substantially all of the planned store closures will be completed by the end of fiscal 2014. As of November 1, 2014, 11 mall-based P.S. from Aéropostale stores have been closed. The cost reduction program will also target direct and indirect spending across the organization. This has included the reduction of approximately 100 open or occupied corporate positions to align with our current business strategies.

We estimate that we will incur pre-tax restructuring and impairment charges related to these actions totaling approximately $40.0 million to $65.0 million throughout fiscal 2014, of which approximately $25.0 million to $40.0 million are estimated to be cash expenses. Included in the estimate of total pre-tax charges are approximately:

•
$5.5 million of consulting and severance expenses resulting from the announced corporate cost reduction initiatives, of which $0.4 million were recorded during the third quarter of 2014 and $5.1 million during the first thirty-nine weeks of 2014.

•
$30.5 million of the charges relate to fixed asset impairments resulting primarily from the expected closures of the P.S. from Aéropostale stores, all of which were recorded during the first quarter of 2014.

•
$4.0 million of additional severance resulting from the store closures, of which $1.2 million was recorded during the third quarter of 2014 and $2.5 million for the first thirty-nine weeks of 2014. These costs are expected to be recorded through the remainder of fiscal 2014 until the stores are closed.

•
The remainder of the charges relate to estimated lease costs in connection with the store closures, which are expected to be recorded during the remainder of fiscal 2014. We expect to pay significantly all lease costs during the fourth quarter of 2014 and first quarter of 2015.

The charges are recognized in restructuring charges in the condensed consolidated statements of operations. The amounts of these estimated costs and charges are preliminary and remain subject to change, pending, among other factors, the outcome of negotiations with third parties. Total charges, actual savings and timing may vary positively or negatively from these estimates due to changes in the scope, underlying assumptions or execution risk of the program throughout its duration.

We also expect to close approximately 75 under-performing Aéropostale stores in the fourth quarter of 2014, bringing the total 2014 closures to approximately 120 U.S. and Canada Aéropostale stores. During 2015, we are considering potentially closing approximately 50 to 75 additional Aéropostale stores, which would bring total closures to a range of approximately 220 to 240 Aéropostale stores since 2013.

On August 18, 2014, we entered into an Employment Agreement (the "Agreement") with Julian R. Geiger pursuant to which he will serve as our Chief Executive Officer. Also, on August 18, 2014, Thomas P. Johnson stepped down as Chief Executive Officer of the Company and no longer serves as a member of the Board. The Agreement provides that Mr. Geiger will be nominated to serve on our Board of Directors at each annual meeting of the Company’s stockholders during the term of the Agreement. Mr. Geiger, 69, previously served as the Company’s Chairman and Chief Executive Officer from August 1998 to February 2010, and thereafter continued to serve as Chairman of the Board and as a part-time advisor to the Company until February 2012. On May 23, 2014, in connection with our strategic transaction with Sycamore Partners, Mr. Geiger was appointed to serve on the Board as a Series B holders designee (see Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements).

Results of Operations

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		39 weeks ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	15.2%	17.1%	16.2%	19.0%
Selling, general and administrative expenses	26.8%	25.1%	29.1%	26.5%
Restructuring charges	0.3%	—%	3.1%	—%
Loss from operations	(11.9)%	(8.0)%	(16.0)%	(7.4)%
Interest expense	0.7%	—%	0.5%	—%
Loss before income taxes	(12.6)%	(8.0)%	(16.5)%	(7.4)%
Income tax benefit	(1.0)%	(3.0)%	(1.0)%	(2.4)%
Net loss	(11.6)%	(5.0)%	(15.5)%	(5.0)%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table. Comparable changes for the 13-weeks ended November 1, 2014 are compared to the 13-weeks ended November 2, 2013.

	13 weeks ended		39 weeks ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales (in millions)	$452.9	$514.6	$1,244.9	$1,420.9
Total store count at end of period	1,052	1,124	1,052	1,124
Comparable store count at end of period	1,010	1,038	1,010	1,038
Net sales change	(12)%	(15)%	(12)%	(11)%
Comparable sales change (including the e-commerce channel)	(11)%	(15)%	(12)%	(15)%
Comparable average unit retail change (including the e-commerce channel)	3%	(7)%	4%	(7)%
Comparable units per sales transaction change (including the e-commerce channel)	(4)%	2%	(5)%	2%
Comparable sales transaction change (including the e-commerce channel)	(11)%	(10)%	(11)%	(10)%
Net sales per average square foot	$100	$110	$274	$308
Gross profit (in millions)	$68.9	$87.9	$201.9	$270.5
Loss from operations (in millions)	$(54.1)	$(41.0)	$(199.2)	$(105.3)
Diluted loss per share	$(0.66)	$(0.33)	$(2.45)	$(0.91)
Average square footage growth over comparable period	(4)%	3%	(2)%	3%
Change in total inventory over comparable period	(20)%	(5)%	(20)%	(5)%
Change in store inventory per retail square foot over comparable period	(16)%	(11)%	(16)%	(11)%
Percentages of net sales by category:
Young Women’s	65%	65%	65%	65%
Young Men’s	35%	35%	35%	35%

Comparison of the 13 weeks ended November 1, 2014 to the 13 weeks ended November 2, 2013

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

Net sales decreased by $61.7 million, or 12% for the third quarter of 2014. Comparable store sales declined by 11%, compared to the same period last year. The net sales decrease reflects:

•	a decrease of $46.5 million in comparable store sales (excluding the e-commerce channel)

•	a decrease of $11.9 million in non-comparable store sales

•	a decrease of $7.5 million in our e-commerce business

•	an increase of $4.2 million in international licensing revenue primarily due to the increase in licensee operated locations to 221 as of November 1, 2014 from 89 as of November 2, 2013.

Consolidated comparable sales, including the e-commerce channel, decreased by 12% in our young men's category and 11% in our young women's category. The overall comparable sales, including the e-commerce channel, reflected decreases of 11% in the number of sales transactions and 4% in units per sales transaction, partially offset by an increase of 3% in average unit retail.

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

Gross profit decreased by $19.0 million for the third quarter of 2014 compared to the same period last year. Gross profit included asset impairment charges of $12.5 million during the third quarter of 2014 and $5.1 million for the third quarter of 2013. Gross profit decreased by 1.9 percentage points, as a percentage of net sales. Gross profit for the third quarter of 2014 included higher asset impairment charges of 1.8 percentage points and lease termination costs of 0.8 percentage points compared to the same period last year. Merchandise margin increased by 1.5 percentage points and depreciation was lower by 0.5 percentage points. These increases were offset by 1.3 percentage points of deleverage impact in occupancy and buying expense resulting from the above mentioned decrease in store sales.

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

SG&A decreased by $7.7 million for the third quarter of 2014 compared to the third quarter of 2013. SG&A for the third quarter of 2014 included consulting fees of $1.4 million for strategic initiatives. The decrease in SG&A was due to lower store-line expenses of $7.3 million, which primarily consisted of payroll resulting from cost savings initiatives, transaction expenses of $2.1 million primarily due to lower sales and lower corporate expenses of $2.7 million. These decreases were partially offset by higher marketing costs of $2.8 million to support our brand awareness initiatives.

SG&A was 26.8% for the third quarter of 2014 compared to 25.1% for the same period last year, as a percentage of net sales. The increase in SG&A, as a percentage of sales, was due primarily to the deleverage in marketing expenses of 0.9 percentage points, corporate expenses of 0.3 percentage points, the above mentioned consulting fees of 0.3 percentage points, and store-line expenses of 0.2 percentage points, which primarily consisted of payroll.

Restructuring Charges

Restructuring charges related to the cost reduction program discussed above were $1.7 million, or 0.3% as a percentage of net sales, for the third quarter of 2014. These charges included severance charges of $1.2 million and other exit costs of $0.5 million.

Loss from Operations

As a result of the above, consolidated loss from operations was $54.1 million for the third quarter of 2014, compared to $41.0 million for the third quarter of 2013. The consolidated loss from operations included income from our international licensing segment of $9.3 million for the third quarter of 2014 compared to $5.4 million for the prior period. The increase from international licensing was due to the increase in licensee locations as discussed above.

Income taxes

The effective tax rate was 8.4% for the third quarter of 2014 and 38.0% for the third quarter of 2013. During the first quarter of 2014, we accounted for the utilization of most remaining available NOL carrybacks.  While the balance of 2014 anticipated losses can be carried forward and utilized against future taxable income, the related deferred tax assets have a full valuation allowance.  The lower tax rate for the third quarter of 2014 was primarily due to the valuation allowance provided for these assets. This was partially offset by the recording of tax benefits related to the carryback of certain NOL’s due to tax accounting method changes filed in the third quarter and the release of reserves due to a favorable audit resolution. We expect that our effective tax rate for fiscal 2014 will continue to be unfavorably impacted by the establishment of valuation allowances against deferred tax assets.
Net loss

Net loss was $52.3 million, or $0.66 per diluted share, for the third quarter of 2014, compared to net loss of $25.6 million, or $0.33 per diluted share, for the third quarter of 2013.

Comparison of the 39 weeks ended November 1, 2014 to the 39 weeks ended November 2, 2013

Net Sales

Net sales decreased by $176.0 million for the first thirty-nine weeks of 2014. Both net sales and comparable store sales declined by 12% compared to the same period last year. The net sales decrease reflects:

•	a decrease of $141.1 million in comparable store sales (excluding the e-commerce channel)

•	a decrease of $26.9 million in non-comparable store sales

•	a decrease of $20.0 million in our e-commerce business

•	an increase of $12.0 million in international licensing revenue primarily due to the increase in licensee operated locations to 221 as of November 1, 2014 from 89 as of November 2, 2013.

Consolidated comparable sales, including the e-commerce channel, decreased by 13% in our young men's category and 12% in our young women's category. The overall comparable sales, including the e-commerce channel, reflected decreases of 11% in the number of sales transactions and 5% in units per sales transaction, partially offset by an increase of 4% in average unit retail.

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

Gross profit decreased by $68.6 million for the first thirty-nine weeks of 2014 compared to the same period last year. Gross profit included asset impairment charges of $34.1 million during the first thirty-nine weeks of 2014 and $13.6 million for the first thirty-nine weeks of 2013. Gross profit decreased by 2.8 percentage points, as a percentage of net sales. Gross profit included higher asset impairment charges of 1.7 percentage points and lease termination charges of 0.3 percentage points compared to the same period last year. Additionally, the deleverage impact in occupancy expense and distribution and transportation expense of 1.7 percentage points was partially offset by an increase in merchandise margin of 0.9 percentage points.

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

SG&A decreased by $14.0 million for the first thirty-nine weeks of 2014 compared to the first thirty-nine weeks of 2013. SG&A for the first thirty-nine weeks of 2014 included consulting fees of $4.4 million for strategic initiatives. The decrease was due to lower store-line expenses of $16.4 million, which primarily consisted of payroll resulting from cost savings initiatives, transaction expenses of $6.9 million primarily due to lower sales and lower corporate expenses of $2.8 million. These decreases were partially offset by higher marketing costs of $7.5 million, primarily to support our brand awareness initiatives.

SG&A was 29.1% for the first thirty-nine weeks of 2014 compared to 26.5% for the same period last year, as a percentage of net sales. The increase in SG&A, as a percentage of sales, was due primarily to the deleverage impact in corporate expenses of 0.8 percentage points, marketing expenses of 0.9 percentage points, store-line expenses of 0.6 percentage points, which primarily consisted of payroll and the above mentioned consulting fees of 0.4 percentage points. These increases were partially offset by 0.1 percentage points of leverage from transaction costs.

Restructuring Charges

Restructuring charges related to the cost reduction program discussed above were $39.2 million, or 3.1% as a percentage of net sales, for the first thirty-nine weeks of 2014. These charges included P.S. from Aéropostale store impairment charges of $30.5 million, other exit costs of $3.8 million, severance charges of $3.7 million and lease costs of $1.2 million.

Loss from Operations

As a result of the above, consolidated loss from operations was $199.2 million for the first thirty-nine weeks of 2014, compared to $105.3 million for the first thirty-nine weeks of 2013. The consolidated loss from operations included income from our international licensing segment of $23.0 million for the first thirty-nine weeks of 2014 compared to $12.1 million for the prior period. The increase from international licensing was due to the increase in licensee locations as discussed above.

Income taxes

The effective tax rate was 5.9% for the first thirty-nine weeks of 2014 and 32.5% for the first thirty-nine weeks of 2013. Please see the comparison of the 13 weeks ended November 1, 2014 to the 13 weeks ended November 2, 2013 for a further discussion about the effective tax rates.

Net loss

Net loss was $192.9 million, or $2.45 per diluted share, for the first thirty-nine weeks of 2014, compared to net loss of $71.5 million, or $0.91 per diluted share, for the first thirty-nine weeks of 2013.

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

As of November 1, 2014, we had working capital of $134.8 million, cash and cash equivalents of $109.2 million and $136.0 million of long-term debt as a result of the closing of the financing transaction with Sycamore Partners, an owner of a portion of our outstanding common stock and a related party, on May 23, 2014. We plan to use the proceeds of this financing transaction for working capital and other general corporate purposes (see Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion). As of November 1, 2014, we had no borrowings outstanding under our revolving credit facility. On February 21, 2014, we increased the aggregate borrowing capacity under our revolving credit facility from $175.0 million to $230.0 million (see Note 10 to the Notes to Unaudited Condensed Consolidated Financial Statements). During the second quarter of 2014, we received an income tax refund of approximately $45.0 million.

Additionally, while we have in the past repurchased our common stock under a stock repurchase program (see Note 6 to the Notes to Unaudited Condensed Consolidated Financial Statements), we do not currently expect to do so during fiscal 2014.

The following table sets forth our cash flows for the period indicated:

	39 weeks ended
	November 1, 2014	November 2, 2013
	(In thousands)
Net cash used in operating activities	$(101,553)	$(93,491)
Net cash used in investing activities	(23,337)	(68,394)
Net cash provided by (used in) financing activities	127,799	(1,362)
Effect of exchange rate changes	(228)	(236)
Net increase (decrease) in cash and cash equivalents	$2,681	$(163,483)

Operating activities - Net cash used in operating activities increased by $8.1 million for the first thirty-nine weeks of 2014 compared to the same period in 2013. The increase in period to period net loss was partially offset by lower cash used for prepaid expenses, other assets and cash from income taxes receivable. During the second quarter of 2014, we received an income tax refund of approximately $45.0 million. Merchandise inventory decreased by 20% in total, or 16% on a per retail square foot basis as of November 1, 2014 compared with November 2, 2013, primarily as a result of lower planned merchandise purchases and the result of sales promotions to liquidate certain aged inventory. Cash flow from accounts payable decreased by $84.9 million, primarily as a result of the lower merchandise inventory.

Investing activities - Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores and investments in information technology. Net cash used in investing activities decreased by $45.1 million for the first thirty-nine weeks of 2014 compared to the same period in 2013 primarily due to lower capital expenditures. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and the timing of these expenditures. During fiscal 2014, we plan to invest a total of approximately $22.0 million in capital expenditures. During the first thirty-nine weeks of 2014, we invested $21.1 million, which excludes accruals related to purchases of property and equipment. During the first thirty-nine weeks of 2014, we opened seven Aéropostale stores and one combination store and remodeled 13 Aéropostale stores.

During the first thirty-nine weeks of 2013, we invested $68.0 million in capital expenditures, primarily to construct eight Aéropostale stores, 49 P.S. from Aéropostale stores, to remodel 23 Aéropostale stores and for a number of information technology investments.

Financing activities - Net cash provided by financing activities increased by $129.2 million for the first thirty-nine weeks of 2014 compared to the same period in 2013. Net cash provided by financing activities during the first thirty-nine weeks of 2014, included $137.6 million of net proceeds related to the Sycamore transaction offset by $6.2 million of related deferred financing fees paid in connection with the transaction (see Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion).

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

On May 23, 2014, we entered into (i) a Loan and Security Agreement (the "Loan Agreement") with affiliates of Sycamore Partners, (ii) a Stock Purchase Agreement (the "Stock Purchase Agreement") with Aero Investors LLC, an affiliate of Sycamore

Partners ("Investor"), for the purchase of 1,000 shares of Series B Convertible Preferred Stock of the Company, $0.01 par value (the "Series B Preferred Stock"), and (iii) an Investor Rights Agreement with Sycamore Partners. The Loan Agreement makes available to us term loans in the principal amount of $150.0 million, consisting of two tranches: a five-year $100.0 million term loan facility (the "Tranche A Loan") and a 10-year $50.0 million term loan facility (the "Tranche B Loan" and, together with the Tranche A Loan, the "Term Loans"). The net proceeds of the Term Loans are to be used for working capital and other general corporate purposes (see Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion).

Contractual Obligations

The following table summarizes our contractual obligations as of November 1, 2014:

		Payments Due
	Total	Balance of 2014	In 2015 and 2016	In 2017 and 2018	After 2018
	(In thousands)
Contractual Obligations
Real estate operating leases	$804,807	$37,683	$247,623	$200,959	$318,542
Short-term borrowings [1]	—	—	—	—	—
Sycamore Tranche A Loan principal	100,000	—	—	—	100,000
Sycamore Tranche B Loan principal [2]	50,000	—	5,000	10,000	35,000
Sycamore Tranche A Loan interest	40,000	—	15,000	20,000	5,000
Employment agreement [3]	4,125	375	3,000	750	—
Equipment operating leases	8,319	989	5,112	2,218	—
Total contractual obligations	$1,007,251	$39,047	$275,735	$233,927	$458,542

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

3 On August 18, 2014 we entered into an Employment Agreement with Mr. Geiger pursuant to which he will serve as our Chief Executive Officer. The Employment Agreement has a three-year term at a base salary of $1.5 million per annum and is included in the above table.

Mr. Johnson stepped down as Chief Executive Officer of the Company and will no longer serve as a member of the Board, effective as of August 18, 2014. In connection with his employment agreement, Mr. Johnson will be entitled to receive a bonus of approximately $0.4 million during the first quarter of 2015. Mr. Johnson will also be entitled to a retirement plan payment currently estimated at $5.8 million, subject to interest rate fluctuations, paid six months from retirement date (see Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements). Such amounts are not reflected in the table above.

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

As discussed in Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements, we have a SERP liability of $7.5 million and other retirement plan liabilities of $4.1 million at November 1, 2014.  Such liability amounts are not reflected in the table above. We expect to make a payment in the next 12 months of approximately $5.8 million from our SERP which is included in the total SERP liability of $7.5 million.

Our total liabilities for unrecognized tax benefits were $8.2 million at November 1, 2014. Of this amount, $6.2 million was recorded as a direct reduction of the related deferred tax assets.  We cannot make a reasonable estimate of the amount and timing of related future payments. Therefore this amount was not included in the above table.

In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of November 1, 2014, the outstanding letter of credit was $0.2 million and expires on June 30, 2015. We have not issued any other stand-by or commercial letters of credit as of November 1, 2014.

The above table also does not include contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of contingent bonuses that may be paid is $0.2 million during the remainder of fiscal 2014, $0.7 million during fiscal 2015 and $0.2 million during fiscal 2016.

The above table does not reflect contingent purchase consideration related to the fiscal 2012 acquisition of GoJane that is discussed in Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements. The purchase price includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business during the five year period beginning on the acquisition date. The fair value of the contingent payments as of November 1, 2014 was estimated to be $5.9 million based on expected probability of payment and we have recorded such liability on a discounted basis.

We have not issued any third party guarantees or commercial commitments as of November 1, 2014.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, and an outstanding letter of credit of $0.2 million, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of November 1, 2014, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

Asset Impairment Charges

We have recently recorded significant asset impairment charges, and we may be required to record additional charges in the future. Our determination of whether asset impairment has occurred is based on a comparison of the assets’ fair market values with the assets’ carrying values. While we believe that current estimates of the impairment are appropriate, significant and unanticipated changes in future results could require a provision for impairment in a future period that could substantially affect our statement of operations in a period of such change. To the extent that actual cash flows differ materially from our projections, certain stores that are either not impaired or partially impaired may be further impaired in future periods. A 100 basis points decrease in each of our future comparable sales assumptions as of November 1, 2014, would have resulted in an additional impairment charge of $1.4 million. Alternatively, a 100 basis points decrease in each of our future gross margin assumptions as of November 1, 2014, would have resulted in an additional impairment charge of $1.7 million.

As of November 1, 2014, there have been no material changes to any of the critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain our cash equivalents in financial instruments, primarily money market funds, with original maturities of three months or less.

As of November 1, 2014, we had no outstanding borrowings under our Credit Facility. The average interest rate for the Credit Facility was 5.75% for the first thirty-nine weeks of 2014. In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of November 1, 2014, the outstanding letter of credit was $0.2 million and expires on June 30, 2015. We have not issued any other stand-by or commercial letters of credit as of November 1, 2014 under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk from interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency, are reflected in the equity section of our unaudited condensed consolidated balance sheet in accumulated other comprehensive income (loss). The unrealized gain of approximately $0.9 million is included in accumulated other comprehensive loss as of November 1, 2014. A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately less than $0.5 million, which would be recorded in other comprehensive income (loss) as an unrealized gain or loss.

We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars.  These foreign currency transaction gains and losses are charged or credited to earnings as incurred. We do not hedge our exposure to this currency exchange fluctuation and transaction gains and losses to date have not been significant.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our third quarter ended November 1, 2014, our disclosure controls and procedures are effective.

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

We have previously announced strategic initiatives and a comprehensive cost reduction program as a part of our on-going turnaround plans and strategic business review (the “Program”). As a part of the Program, we have announced that we expect to close approximately 125 mall-based P.S. from Aéropostale stores and pursue other cost reduction efforts. Risks associated with the Program include delays in implementation, changes in plans that impact associated costs, impact on employee morale and failure to meet operational and strategic targets. These efforts could result in our recording additional charges. The inability to successfully implement these initiatives or failure to do so as timely as we anticipate, could impact our ability to achieve anticipated cost reductions or may otherwise harm our business and could have an adverse effect on our financial condition, results of operations, cash flow and liquidity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
10.1	Separation Agreement and Release dated August 18, 2014 between Aéropostale, Inc. and Thomas P. Johnson.*
31.1	Certification by Julian R. Geiger, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Marc D. Miller, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by Marc D. Miller pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101. SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*
____________

*	Filed herewith.
**	Furnished herewith.
***	Incorporated herein by reference.

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

Dated: December 8, 2014