Form 10-K
period 2015-01-31
AEROPOSTALE INC
filed 2015-03-30
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 31, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-31314
_______________
AÉROPOSTALE, INC.
(Exact name of registrant as specified in its charter)

Delaware	No. 31-1443880
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

112 West 34th Street, 22nd floor
New York, NY	10120
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(646) 485-5410

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	New York Stock Exchange
Series B Convertible Preferred Stock, $0.01 par value	New York Stock Exchange
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 2, 2014 was $252,208,000.

79,163,821 shares of Common Stock were outstanding at March 23, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report on Form 10-K.

AÉROPOSTALE, INC.

As used in this Annual Report on Form 10-K, unless the context otherwise requires, all references to “we”, “us”, “our”, “Aéropostale” or the “Company’ refer to Aéropostale, Inc., and its subsidiaries. The term “common stock” means our common stock, $0.01 par value. Our website is located at www.aeropostale.com (this and any other references in this Annual Report on Form 10-K to Aéropostale.com is solely a reference to a uniform resource locator, or URL, and is an inactive textual reference only, not intended to incorporate the website into this Annual Report on Form 10-K). On our website, we make available, as soon as reasonably practicable after electronic filing with or furnishing to the Securities and Exchange Commission (the "SEC"), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements and Current Reports on Form 8-K, and any amendments to such reports. All of these reports are provided to the public free of charge through our website or through the SEC's website at www.sec.gov.

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

PART I

Item 1.  Business

Overview

Aéropostale, Inc. is a specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and website and 4 to 12 year-olds through its P.S. from Aéropostale stores and website.  The Company provides customers with a focused selection of high quality fashion and fashion basic merchandise at compelling values in an exciting and customer friendly store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise, other than in licensed stores.  Aéropostale products can be purchased in Aéropostale stores and online at www.aeropostale.com.  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, in certain Aéropostale stores and online at www.ps4u.com and www.aeropostale.com. We also operate GoJane.com, an online women's fashion footwear and apparel retailer. GoJane products can be purchased online at www.gojane.com.

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

Our Aéropostale concept provides the customer with a focused selection of high-quality, casual and active, fashion and fashion basic merchandise at compelling values.  We strive to create a fun, high-energy shopping experience through the use of creative visual merchandising, colorful in-store signage, popular music and an enthusiastic well-trained sales force. Our average Aéropostale store is generally smaller than that of our mall-based competitors.  We believe this should enable us to achieve higher sales productivity and project a sense of greater action and excitement in the store. We maintain control of our proprietary brands by designing and sourcing all of our merchandise, complemented with select licensed product.

The P.S. from Aéropostale brand offers the customer trend-right casual clothing and accessories focusing on 4 to 12 year olds at compelling values.  The store format strives to be a fun, playful and inviting shopping experience for both the parent and child.  Our P.S. from Aéropostale products are presently sold only at our stores and online through our www.ps4u.com and www.aeropostale.com e-commerce websites. During April 2014, following a strategic review and assessment of changing consumer patterns, management and the Board of Directors approved a comprehensive plan to restructure the P.S. from Aéropostale business. Based on changing consumer patterns, we closed 126 P.S. from Aéropostale stores, primarily in mall locations, on or around the end of fiscal 2014. We also continue to focus on faster growing sales channels, including off-mall locations and international licensing of P.S. from Aéropostale. We also plan to continue to offer P.S. from Aéropostale merchandise through our e-commerce distribution channel. Additionally, we are exploring other potential third party distribution channels.

Since November 2012, our Company acquired and now operates GoJane.com, Inc. (“GoJane”), an online women's fashion footwear and apparel retailer. Based in Los Angeles, California, GoJane focuses primarily on fashion footwear, with a select offering of contemporary apparel and other accessories. We believe this strategic acquisition of GoJane allows us to expand into new fashion categories online. We are currently utilizing and leveraging our existing infrastructure to develop and grow the GoJane business.

As of January 31, 2015, we operated 860 stores, consisting of 773 Aéropostale stores in all 50 states and Puerto Rico, 61 Aéropostale stores in Canada. We also operated 26 P.S. from Aéropostale stores in 12 states, primarily in off-mall locations.

In addition, we have license agreements with unaffiliated third party operators located outside the United States. The agreements are largely structured with royalty income paid as a percentage of inventory purchases or sales, for the use of our trademarks, trade name and branding and/or income from buying commissions from inventory purchased by the international licensees from the Company’s vendors. While this business format is currently a small piece of our overall business operations, we continue to look for opportunities for market expansion. Pursuant to these licensing agreements, our licensees operated 239 Aéropostale and P.S. from Aéropostale locations in the Middle East, Asia, Europe and Latin America as of January 31, 2015.

Our fiscal year ends on the Saturday nearest to January 31. Fiscal 2014 was the 52-week period ended January 31, 2015, fiscal 2013 was the 52-week period ended February 1, 2014, and fiscal 2012 was the 53-week period ended February 2, 2013.  Fiscal 2015 will be the 52-week period ending January 30, 2016.

Financial Performance and Liquidity

Declining mall traffic, a highly promotional and competitive teen retail environment and a shift in customer demand away from logo-based product have contributed to our unfavorable financial performance.  We have incurred declining comparable sales and net losses from operations in fiscal 2014 and 2013. This has led to cash outflows from operations of $55.7 million in fiscal 2014 and $38.4 million in fiscal 2013.

We have implemented and are implementing initiatives intended to build the foundation for the turn around of our financial performance. Among other things, we recently implemented a vertical organization structure in Merchandising, Planning, Production and Design, which included an Emerging Brands merchandising team to focus on our sub-brand categories. Additionally, we have redefined our merchandising model and we plan to be more targeted in our patterns of merchandise allocation and distribution.

In fiscal 2014, we took and are taking steps to enhance our liquidity position. Among other things, we increased the aggregate borrowing capacity under our revolving credit facility from $175.0 million to $230.0 million, and we entered into a $150.0 million loan and security agreement with affiliates of Sycamore Partners.

Please see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for a further discussion.

Business Strategy

Brand Differentiation. Our priority is to gain market share by differentiating the Aéropostale brand through compelling product. Through our merchandising strategy, we now offer our customer substantial choice with exciting new sub-brands, and new product categories such as bedding and home accessories, all presented in a curated, collection-driven approach. We continue to make progress on our key initiative of complementing our updated classic merchandise with fashion in our overall assortment through new brand concepts. These new brand concepts include the exclusive Bethany Mota Collection, as well as our sub-brand businesses Live Love Dream, Tokyo Darling, Brooklyn Calling and Free State. Another aspect of brand differentiation is our deliberate promotional pricing strategy. We vary sales promotions that differ by season to drive traffic and increase conversion. These promotions are typically referenced in our store windows, throughout our stores, online, and in other marketing touch points. We have integrated our merchandising strategy with our marketing and social media plans to create authentic and emotional marketing campaigns that deliver a cohesive brand message.

Customer Insight and Engagement. In order to gain greater insight into our customer base and better understand our customers' needs, we conduct independent focus groups on a periodic basis, harness the knowledge of our teen employee base, and leverage the experience of our internal customer insights group. In addition to analyzing the findings from these sources to make informed decisions about our business, we also engage our customers through our marketing and social media efforts to communicate our brand messaging. Our marketing outreach includes the use of updated imagery, compelling visual, marketing materials and exciting store events nationwide to accelerate customer adoption. We have also invested in our social media program to connect with our customers and increase traffic to our stores and our e-commerce websites.

Store Productivity.  We strive to generate sales growth by increasing sales per square foot, increasing average unit retail prices and increasing transactions.  Our most significant initiative to achieve this growth is to integrate fresh and new fashion into our assortment while staying true to the heritage of the Aéropostale brand.  We have invested in technology to enhance our supply chain and to deliver store productivity improvements.  We utilize a workforce management system which enables more efficient store payroll planning.

Real Estate Portfolio Optimization. In an effort to right size our store base and optimize our real estate portfolio, we closed 122 Aéropostale stores in the United States and Canada during fiscal 2014, compared with our original plan of approximately 50 store closures. Criteria used to evaluate potential store closings include recent store profitability trends as well as an assessment of overall mall performance. During 2015, we are considering the potential closure of approximately 50 to 75 additional Aéropostale stores, which would bring total closures to a range of approximately 220 to 245 Aéropostale stores since 2013. We may open a limited number of new stores during fiscal 2015. We also plan to remodel or update a limited number of existing stores during fiscal 2015.

We have retained a real estate consulting firm to investigate the economics of accelerated lease buyouts, as well as to identify opportunities for rent relief across our portfolio. These consultants have negotiated on our behalf regarding early lease buyouts and rent relief.  The results derived from the real estate consulting firm retained by us may alter the number of store closures and the timing for such closures.

E-commerce.  We look to improve our e-commerce profitability by right-sizing our inventories and by better utilizing our various channels of distribution to fulfill customer demand and maximize inventory efficiency. The Aéropostale online store is accessible at our website, www.aeropostale.com.  P.S. from Aéropostale merchandise can be purchased online at www.aeropostale.com or www.ps4u.com.  GoJane merchandise can be purchased at www.gojane.com. A third party provides fulfillment services for our Aéropostale and P.S. from Aéropostale e-commerce business, including warehousing our inventory and fulfilling our customers' orders. We purchase, manage and own the inventory sold through our websites and we recognize revenue from the sale of these products when the customer receives the merchandise.

International.  As of January 31, 2015, we had numerous license agreements covering various countries.  These licensees operated 239 Aéropostale and P.S. from Aéropostale locations in the following countries:

Countries	Number of Aéropostale Locations	Number of P.S. from Aéropostale Locations	Number of Combination Locations	Total Number Locations
Bahrain	1	—	—	1
Chile	1	—	—	1
Colombia	3	—	—	3
Malaysia	1	—	—	1
Mexico [1]	115	55	—	170
Oman	2	—	—	2
Panama	1	—	—	1
Philippines	13	1	1	15
Qatar	1	—	—	1
Saudi Arabia	8	—	—	8
Singapore	4	—	—	4
Turkey	16	—	—	16
United Arab Emirates	15	—	1	16
Total	181	56	2	239

1 Represents predominately the number of licensee department stores that include Aéropostale shop-in-shops.

Our licensees are expected to continue to open new Aéropostale locations in the regions listed above. In addition, our licensees are expected to continue to open new P.S. from Aéropostale locations throughout Mexico and the Philippines. During 2014, we signed two license agreements to open Aéropostale and P.S. from Aéropostale locations in Chile. On March 12, 2015 we announced an agreement to bring Aéropostale stores to the Republic of Ireland later this year through an exclusive partnership. We currently assume no inventory risk on the merchandise sold in our licensees' stores and we do not own or lease the underlying real estate where retail locations operate.  In addition, our international licensing agreements contain other customary terms and conditions governing our business relationship with the licensees.  We will continue to pursue a number of similar license agreements in other territories, and will continue to evaluate additional international opportunities.

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

As of January 31, 2015, we operated 860 stores, consisting of 773 Aéropostale stores in all 50 states and Puerto Rico, 61 Aéropostale stores in Canada, as well as 26 P.S. from Aéropostale stores in 12 states, primarily in off-mall locations as follows:

United States	Number of Aéropostale Stores	Number of P.S. from Aéropostale Stores	Total Number Stores
Alabama	11	—	11
Alaska	3	—	3
Arizona	12	3	15
Arkansas	7	—	7
California	71	2	73
Colorado	12	—	12
Connecticut	10	—	10
Delaware	4	—	4
Florida	58	1	59
Georgia	25	2	27
Hawaii	3	—	3
Idaho	5	—	5
Illinois	30	1	31
Indiana	21	—	21
Iowa	4	—	4
Kansas	4	—	4
Kentucky	11	—	11
Louisiana	14	—	14
Maine	4	—	4
Maryland	19	1	20
Massachusetts	17	—	17
Michigan	25	—	25
Minnesota	12	—	12
Mississippi	9	—	9
Missouri	9	—	9
Montana	2	—	2
Nebraska	3	—	3
New Hampshire	7	—	7

New Jersey	23	2	25
New Mexico	5	—	5
Nevada	6	—	6
New York	41	2	43
North Carolina	24	1	25
North Dakota	2	—	2
Ohio	32	—	32
Oklahoma	7	—	7
Oregon	6	—	6
Pennsylvania	36	—	36
Puerto Rico	8	—	8
Rhode Island	2	—	2
South Carolina	13	1	14
South Dakota	2	—	2
Tennessee	19	1	20
Texas	70	9	79
Utah	9	—	9
Vermont	1	—	1
Virginia	22	—	22
Washington	12	—	12
West Virginia	6	—	6
Wisconsin	14	—	14
Wyoming	1	—	1

Canada
Alberta	9	—	9
British Columbia	5	—	5
Manitoba	3	—	3
New Brunswick	3	—	3
Newfoundland	1	—	1
Nova Scotia	1	—	1
Ontario	37	—	37
Saskatchewan	2	—	2
Total	834	26	860

The following table highlights the number of Aéropostale and P.S. from Aéropostale stores opened and closed since the beginning of fiscal 2012:

	Aéropostale Stores Opened	P.S. from Aéropostale Stores Opened	Aéropostale Stores Closed	P.S. from Aéropostale Stores Closed	Total Number of Stores at End of Period
Fiscal 2012	18	31	20	2	1,084
Fiscal 2013	13	52	48	1	1,100
Fiscal 2014	7	1	122	126	860

Store design and environment.  Our Aéropostale stores average approximately 3,800 square feet each and our P.S. from Aéropostale stores average approximately 3,700 square feet each.  Our stores are designed to create an energetic shopping environment, featuring powerful in-store promotional signage, creative visuals and popular music. The enthusiasm of our associates is integral to our store environment. Our stores feature display windows that provide high visibility for mall traffic. Our strategy is to create fresh and exciting merchandise presentations by updating our floor sets numerous times throughout the year. Visual merchandising directives are initiated at the corporate level in order to maintain consistency throughout all of our stores.

In an effort to continue providing our customers with a fun and fresh shopping environment, we developed an updated store design for our Aéropostale stores.  Our New York City inspired design is complete with sound, video, and featured technologies. We plan to remodel or update a limited number of existing stores with many of the special features found in the new store model during fiscal 2015. Such upgrades will include new flooring, new finishes to the cash wrap and fitting rooms.

Store management.  Our Aéropostale stores, along with our P.S. from Aéropostale stores, are organized by region and further broken down into districts.  A regional manager manages each of our 10 regions and each region encompasses approximately eight to 10 districts. Each district is managed by a district manager and encompasses an average of eight stores. Our corporate headquarters directs the merchandise assortments, merchandise pricing, store layout, inventory management and in-store visuals for all of our stores.

Pricing

We believe that a key component for our success is our ability to understand what our customers desire and what they can afford. Our merchandise, which we believe is of comparable quality to that of our primary competitors, is generally priced lower than our competitors’ merchandise. In addition, our business is highly promotional. We conduct promotions in our stores throughout the year, generally lasting anywhere from two to four weeks in length.

Design and Merchandising

Our design and merchandising teams focus on designing merchandise that meets the demands of our customers’ dynamic lifestyles. We recently implemented a vertical organizational structure in Merchandising, Planning, Production and Design. Roles are focused on product categories across both Aéropostale and P.S. from Aéropostale brands and through all our various distribution channels. Additionally, as part of our recent structural reorganization, we have created an Emerging Brands merchandising team to focus on the above mentioned sub-brand categories.

Our designers build curated head-to-toe collections to meet the various moods and activities of the teen customer. We offer complete outfits that are relevant to the various moments in our customer’s life. We do this by infusing fashion into our assortment mix, creating brand extensions, and expanding into new categories. We are balancing updated classic merchandise with contemporary additions that we believe will result in an exciting, but unique, total store assortment and presentation. We have a “design-driven, merchant-modified” philosophy, in which our designers’ concepts are further refined by our merchant team to ensure that our merchandise assortments reflect current fashion trends that our customers desire. We are evaluating new trends in fabrics, washes, and silhouettes, and are building a comprehensive testing program with expanded capabilities.

Our merchandising organization, together with our planning organization, determines the quantities of units needed for each product category. By monitoring sales of each style and color and employing our flexible sourcing capabilities, we are able to adjust our merchandise assortments to capitalize upon emerging trends. We believe we have greater opportunity to distort our assortment by store, based on customer profile. We are moving towards a localized targeted product allocation method rather than universally allocating product. We implemented the latest phase of our allocation system and we supplemented that system with an order optimization component, which allows us to further improve our inventory position at the store level.

Sourcing

We seek to employ a sourcing strategy that includes sourcing goods at minimal cost without sacrificing quality. We balance sourcing core merchandise during non-peak periods to minimize costs with improving speed to market in order to respond quickly to our customers’ changing fashion preferences, as well as capitalize on trending classifications. In addition, while we have capabilities today to chase into product, our goal is to be able to maintain lead times within 21 to 120 days. We believe that we have developed strong relationships with our vendors, some of which rely upon us for a significant portion of their overall business.  A product life cycle management system is utilized for both our Aéropostale and P.S. from Aéropostale businesses.

During fiscal 2014, we sourced approximately 81% of our merchandise from our top five merchandise vendors.  Most of our vendors maintain sourcing offices in the United States, with the majority of their production factories located in Asia and Central America.  In an effort to minimize currency risk, all payments to our vendors and sourcing suppliers are made in U.S. dollars. We engage a third party independent contractor to visit the production facilities that supply us with our products.

This independent contractor performs audits at each factory and as a result, assesses the compliance of the facility with, among other things, local and United States labor laws and regulations as well as fair trade and business practices.

In May 2014, we entered into a non-exclusive sourcing agreement with an affiliate of Sycamore Partners. Additionally, during February 2015, we renewed a global sourcing agreement with one of our existing sourcing suppliers. Under the agreement, we will have a ten-year sourcing commitment which we believe will foster greater competition among our sourcing suppliers (See Note 2 and Note 19 to the Notes to Consolidated Financial Statements for a further discussion regarding sourcing arrangements).

Corporate Responsibility

We are committed to the principle that the people who make our products should be treated with dignity and respect. We seek to work with apparel suppliers throughout the world that share our commitment to providing safe and healthy workplaces. At a minimum, we require our suppliers to maintain a workplace environment that complies with local legal requirements and meets universally-accepted human rights standards. In addition, we are committed to giving back to the community and helping our employees in times of hardship.

Social Responsibility

Our Vendor Code of Conduct (the “Code”), which is based on universally-accepted human rights principles, sets forth our expectations for suppliers. The Code must be posted in every factory that manufactures our clothes in the local language of the workers. All suppliers must agree to abide by the terms of our Code before we will place production with them.

We maintain an extensive factory inspection program, through our compliance department, to monitor compliance with our Code. The compliance team validates the inspection reporting of our globally recognized third party inspection and auditing firm and works with new and existing factories on remediation of issues. New garment factories must pass an initial inspection in order to do business with us. Once new factories are approved, we then re-inspect them on a periodic basis. We review the outcome of these inspections with factory management with the goal of helping them to continuously improve their performance. In cases where a factory is unable or unwilling to meet our standards, we will take steps up to and including the severance of our business relationship with that factory.

Charitable Giving

Through the work of our charitable foundations Aero Gives and Aero Cares, Aéropostale is committed to giving back not only to the external community, but also assisting our own employees in times of hardship.  Aero Gives, the corporate foundation of Aéropostale, is focused on meeting the needs of our community by enriching the lives of young people and their families through its charitable actions and programs.  Aero Cares, a 501(c)(3) not-for-profit organization, is primarily funded through voluntary contributions by Aéropostale employees, and provides financial assistance to Aéropostale employees during times of extreme financial hardship or need resulting from personal tragedy.

Marketing and Advertising

We utilize numerous initiatives to increase our brand recognition and promote our merchandise assortment. We believe our stores, our e-commerce websites, and social media channels are the primary means to communicate our message and provide our brand experience. Our marketing efforts are focused on online and in-store communications, promotions and internal as well as external advertising. We expand, test and modify our marketing efforts based on focus groups, surveys and consumer feedback.

We believe that the enthusiasm and commitment of our store-level employees are key elements in enhancing our brand with our target customers.  We market in-store with large images in the store-front windows and at the checkout area.  In addition, we display promotional messages and images alongside product displays and on other touch points.  We also utilize select external advertising during key selling periods. Our advertisements appear in publications, online, in malls and on the radio on a regional basis.  Periodically, we also partner with select third parties such as magazines, television shows, social media personalities, and musical bands to create marketing programs which we believe will be appealing to our customers.

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

Distribution

To support our stores in the United States and Puerto Rico, we maintain two distribution centers to process merchandise and warehouse inventory. We lease a 315,000 square foot distribution center facility in South River, New Jersey. We also lease a second distribution facility in Ontario, California with 360,000 square feet of space.  The staffing and management of these distribution facilities is outsourced to a third party provider that operates each distribution facility and processes our merchandise. This third party provider employs personnel, some of whom are represented by a labor union. There have been no work stoppages or disruptions since the inception of our relationship with this third party provider in 1991, and we believe that the third party provider has a good relationship with its employees.  In addition, a third party provides fulfillment services in Kentucky for our Aéropostale and P.S. from Aéropostale e-commerce business, including warehousing our inventory and fulfilling our customers’ sales orders.  In addition, we outsource the shipment of our merchandise through third party transportation providers. These third parties ship our merchandise from our distribution facilities to our stores.

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

We receive, fulfill and ship e-commerce orders for GoJane from our Ontario, California distribution center. This operation is managed and operated by the same third party that services Aéropostale and P.S. from Aéropostale store fulfillment.

We continue to invest in systems and automation to improve processing efficiencies. Our distribution facilities utilize automated sortation materials handling equipment to receive, process and ship goods to our stores. These facilities also serve our other warehousing needs, such as storage of new store merchandise, floor set merchandise and packaging supplies.

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

Trademarks

We own, through certain of our wholly owned subsidiaries, federal trademark registrations in the U.S. Patent and Trademark Office for our principal marks AÉROPOSTALE®, AÉRO®, 87®, P.S. FROM AÉROPOSTALE®, P.S.09®, LIVE LOVE DREAM® and the LLD® logo, TOKYO DARLING® and BROOKLYN CALLING® and other related marks for clothing, a variety of accessories, including bags, belts, socks, hats, footwear and, in many instances, sunglasses, eyewear, home goods and jewelry, and as a service mark for retail services (including online retail services), as well as supporting state registrations for selected marks. We also have certain registrations pending for trademarks and service marks for additional marks and categories. Additionally, we own registrations for the AÉROPOSTALE, P.S. FROM AÉROPOSTALE, AERO, 87, and LIVE LOVE DREAM and related marks and have pending applications for these and related marks in over 85 foreign countries.  We plan to continue to focus on expanding our international portfolio of marks in the future.

In connection with the acquisition of GoJane, we were assigned and now own certain trademarks and intellectual property. The trademarks include GOJANE® and GOJANE.COM®.

We regard our trademarks and other proprietary intellectual property as valuable assets of the Company that we continually enhance, maintain, protect and enforce throughout the world.

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

Employees

As of January 31, 2015, we employed 3,236 full-time and 17,771 part-time employees. We employed 767 of our employees at our corporate offices and in our distribution centers and 20,240 at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

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

Financial Information About Our Segments

Financial information about our reportable segments and our operations in different geographical areas for the last three fiscal years is set forth in Note 17 to the Consolidated Financial Statements entitled “Segment Information.”

Available Information

We maintain www.aeropostale.com and www.ps4u.com internet websites, through which access is available free of charge to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Proxy Statements and Current Reports on Form 8-K, and all amendments of these reports filed, or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission.

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

If we are not able to keep pace with the rapidly changing fashion trends, both domestically and/or internationally, and teen consumer apparel tastes, our profitability will decline, as it did in fiscal 2014, fiscal 2013 and fiscal 2012. We produce casual and active, comfortable apparel, some of which displays the “Aéropostale”, “Aéro” or “P.S. from Aéropostale” logo and also fashion oriented apparel. There can be no assurance that fashion trends will not move away from casual clothing or that we will not have to alter our design strategy to reflect changes in consumer preferences. Failure to anticipate, identify or react appropriately to changes in styles, trends, desired images or brand preferences, and to allocate the mix of product optimally by geographic region and other store criteria has had, and could continue to have a material adverse effect on our results of operations.

Industry conditions are increasingly competitive.

The teen and children's specialty retail industries have historically been highly competitive. One of our competitive advantages throughout our history has been our promotional business model. A number of our competitors are now also operating a more promotional business, similar to our own. As a result, we now face increased competition based upon price and promotion. Greater or continued promotional activity in the teen or child specialty retail industries could have a material adverse effect on our sales and results of operations.

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

In order to generate customer traffic, we must locate our stores in prominent locations within successful shopping malls. We cannot control the development of new shopping malls, the availability or cost of appropriate locations within existing or new shopping malls, or the success of individual shopping malls. We have experienced a decrease in shopping mall traffic which has had an adverse effect on our results of operations. Additionally, the loss of an anchor or other significant tenant in a shopping mall in which we have a store, or the closure of a significant number of shopping malls in which we have stores, either by a single landlord with a large portfolio of malls, or by a number of smaller individual landlords, may have a material adverse effect on our results of operations.

A significant decrease in sales or existence of excess inventory could have an adverse effect on our financial condition, results of operations, cash flows and liquidity.

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

Our debt agreements contain covenants that limit our flexibility in operating our business.

The agreements governing our indebtedness contain various covenants that require us to have a specified minimum amount of cash and availability on hand and limit our ability to engage in specified types of transactions, and may adversely affect our ability to operate our business. Among other things, these covenants limit our ability to:

•	incur additional debt or encumber assets of the Company;

•	merge with or acquire other companies, liquidate or dissolve;

•	sell, transfer, lease or dispose of assets;

•	make loans or guarantees; and

•	transfer cash to certain of our subsidiaries.

The Loan Agreement with affiliates of Sycamore Partners also contains a $70.0 million minimum liquidity covenant. We were in compliance with the minimum liquidity covenant and other covenants under the Loan Agreement as of January 31, 2015.

A breach of any of these covenants could result in default under one or more of our debt agreements, which could prompt the lenders to declare all amounts outstanding under the debt agreements to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under the debt agreements accelerate the repayment of borrowings, we may not have sufficient assets and funds to repay the borrowings under our debt agreements.

Our ability to make payments on and to repay or refinance our debt and to fund planned capital expenditures depends upon cash balances, availability under our Credit Facility, and our ability to generate cash.

Our ability to make payments on and to repay or refinance our debt and to fund planned capital expenditures depends on cash balances, availability under our Credit Facility and our ability to generate cash, which is, to some extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to service our debt and meet our other commitments, we may be required to adopt one or more alternatives, such as refinancing all or a portion of our debt, selling material assets or operations or raising additional debt or equity capital. We may not be able to successfully carry out any of these actions on a timely basis, on commercially reasonable terms or at all, or be assured that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from affecting any of these alternatives. To the extent we are not able to comply with required covenants in our Credit Facility and/or Loan Agreement with affiliates of Sycamore Partners or fail to make scheduled payments on our debt and are unable to obtain a waiver or amendment, our access to the Credit Facility may be limited and we could be in default under the Credit Facility and/or the Loan Agreement.

Our ability to react to raw material cost fluctuations, labor and energy prices could reduce our overall profitability.

Global inflationary economic conditions have contributed to our reduced overall profitability. In addition, any reduction in merchandise available to us or any significant increase in the costs to produce that merchandise would have a material adverse effect on our results of operations. We have strategies in place to mitigate the rising cost of raw materials and our overall profitability depends on the success of those strategies. Additionally, increases in other costs, including labor and energy, could also adversely impact our results of operations as well.

We may continue to experience declines in comparable stores sales and there can be no guarantee that the strategic initiative we are implementing to improve our results will be successful.

Our comparable sales have declined by 11% in fiscal 2014, 15% in fiscal 2013 and 2% in fiscal 2012 and we experienced declining operating results over these periods. Our comparable sales and quarterly results of operations are affected by a variety of factors, including:

•	mall traffic and the actions of our competitors or mall anchor tenants;

•	changes in general economic conditions and consumer spending patterns;

•	fashion trends;

•	changes in our merchandise mix;

•	the effectiveness of our inventory management;

•	calendar shifts of holiday or seasonal periods;

•	the timing of promotional events;

•	weather conditions; and

•	the seasonality of our business reflecting the general peak sales for teen clothing and accessories during the back-to-school and holiday shopping seasons.

We have taken steps focused on executing our key merchandising, operational and financial initiatives to improve our performance. Our ability to fund operations and capital expenditures in the future will be dependent on our ability to generate cash from operations, maintain or improve margins, decrease the rate of decline in store sales and to borrow funds available under its loan agreements.  In addition, if our comparable sales and/or results of operations fail to meet the expectations of investors then the market price of our common stock could decline substantially. There can be no assurance that we will be able to achieve its strategic initiatives. If such strategic initiatives are not achieved this could have a significant adverse effect on its operations. Please refer to the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

We expect that the introduction of new brand concepts will play an important role in our overall business strategy. These new brand concepts include the exclusive Bethany Mota Collection, as well as our sub-brand businesses Live Love Dream, Tokyo Darling, Brooklyn Calling and Free State. These new brand concepts also include the acquisition of GoJane in fiscal

2012, as well as other new business opportunities, such as international expansion. Our ability to succeed with a new brand concept requires significant expenditures and management attention. Additionally, any new brand is subject to certain risks including customer acceptance, competition, product differentiation, the ability to attract and retain qualified personnel, including management and designers, diversion of management's attention from our core Aéropostale business and the ability to obtain suitable sites for new stores.

We rely on a small number of vendors to supply a significant amount of our merchandise.

During fiscal 2014 and 2013, we sourced approximately 81% and 83%, respectively, of our merchandise from our top five merchandise vendors. Our relationships with our suppliers generally are not on a long-term contractual basis and do not provide assurances on a long-term basis as to adequate supply, quality or acceptable pricing. Most of our suppliers could discontinue selling to us at any time. If one or more of our significant suppliers were to sever their relationship with us, we may not be able to obtain replacement products in a timely manner, which would have a material adverse effect on our sales, financial condition and results of operations. In addition, we do not own or operate any of our own manufacturing facilities and therefore we depend upon independent third party vendors to manufacture all of the merchandise we sell in our stores. If any of our vendors, especially our primary vendors which manufacture the majority of our merchandise, ship orders to us late, do not meet our quality standards, or otherwise fail to deliver us product in accordance with our plans, then there would be a material adverse effect on our results of operations.

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

Our revenues, product costs and other expenses are subject to foreign economic and currency risks due to our operations outside of the United States.

We have operations in Canada and our vendors, independent manufacturers and licensees are located around the world. The value of the U.S. dollar against other foreign currencies has seen significant volatility recently. While our business is conducted in U.S. dollars (other than our operations in Canada), we source virtually all of our production overseas, all of our licensees operate outside of the United States and we generate revenues in Canada. Cost increases caused by currency exchange rate fluctuations could make our products less competitive or have a material adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the business of our independent manufacturers that produce our products by making their purchases of raw materials or products more expensive and more difficult to finance. Additionally, fluctuations in exchange rates could impact the operations of our international licensees, which could have an adverse effect on our financial position, results of operations, and cash flows.

Our business could suffer if a manufacturer fails to use acceptable labor practices.

Our sourcing suppliers and independent manufacturers are required to operate in compliance with all applicable foreign and domestic laws and regulations. While our vendor operating guidelines promote ethical business practices for our vendors and suppliers, we do not control these third parties or their labor practices. The violation of labor or other laws by an independent manufacturer, or by one of the sourcing suppliers, or the divergence of an independent manufacturer's or sourcing supplier's labor practices from those generally accepted as ethical in the United States, could interrupt, or otherwise disrupt the shipment of finished products or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations. To help mitigate this risk, we engage a third party independent contractor to visit the production facilities from which we receive our products. This independent contractor assesses the compliance of the facility with, among other things, local and United States labor laws and regulations as well as foreign and domestic fair trade and business practices.

Because of our international licensing operations, we could be adversely affected by violations of the United States Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The United States Foreign Corrupt Practices Act, and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to governmental officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. However, we cannot provide assurance that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or agents. Violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations and cash flows.

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

We could face liability from, or our ability to conduct business could be adversely affected by, government and private actions concerning personally identifiable information, including privacy.

Our direct marketing business is subject to federal and state laws regarding the collection, maintenance and disclosure of personally identifiable information we collect and maintain in our database. If we do not comply, we could become subject to liability. While these provisions do not currently unduly restrict our ability to operate our business, if those regulations become more restrictive, they could adversely affect our business. In addition, laws or regulations that could impair our ability to collect and use user names and other information on our e-commerce websites may adversely affect our business. For example, the Children’s Online Privacy Protection Act of 1999, as amended, currently limits our ability to collect personal information from website visitors who may be under age 13. Further, we could be subject to a claim based on other alleged misuse of personal information, such as use for unauthorized marketing purposes. If we violate any of these laws, we could face civil penalties. In addition, the attorneys general of various states review company websites and their privacy policies from time to time. In particular, an attorney general may examine our privacy policies to assure that the policies overtly and explicitly inform users of the manner in which the information they provide will be used and disclosed by the Company. If one or more attorneys general were to determine that our privacy policies fail to conform to state law, we also could face fines or civil penalties, any of which could adversely affect our business. Our failure to appropriately safeguard the personally identifiable information of customers, employees and third parties could subject us to reputational damage and/or legal liability.

Information technology system disruption and cyber security risks could harm our net sales, increase our expenses, harm our reputation, expose us to litigation and adversely affect our business.

We depend on information technology systems for the successful operation of our business, including email communications, the design, manufacture and distribution of our products, marketing efforts, collection and retention of customer data, employee information, processing of credit card transactions, e-commerce activities and the use of social media to interact with our customers. Although we take protective measures, including measures to effectively secure information through system security technology, the possibility of a cyber-attack on any one or all of these systems is a serious threat. In addition to our own networks and databases, we use third party service providers to store, process and transmit certain of this information on our behalf. We also rely on one third-party, GSI Commerce, Inc. (“GSI”), a wholly-owned subsidiary of eBay Inc., to host our e-commerce website, warehouse all of the inventory sold through our e-commerce website, and fulfill all of our e-commerce sales to our customers. GSI also performs additional services for us to support our e-commerce business. We collect, retain and transmit confidential information over such systems. Although we contractually require these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in the future in their systems. We have confidential security measures in place to protect our physical facilities and information technology systems from attacks. Despite these measures, we may be vulnerable to targeted or random security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events.

Any misappropriation of confidential or personally identifiable information gathered, stored or used by us could have a material impact on the operation of our business, including damaging our reputation with our customers, employees, third parties and investors. We maintain cyber liability insurance coverage for risks including third party claims alleging personal injury, damage caused by breach of network, third party intellectual property damage claims via website and advertising, customer information stolen, as well as costs of response, legal and regulatory penalties. We could also incur significant costs implementing additional security measures to comply with applicable federal, state or international laws and regulations governing the unauthorized disclosure of confidential or personally identifiable information as well as increased costs such as organizational changes, implementing additional protection technologies, training employees, engaging consultants. In addition, we could incur lost revenues and face increased litigation as a result of any potential cyber security breach. We have not experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber security breach or other act, however, a cyber security breach or other act and/or disruption to our information technology systems could have a material adverse effect on our business, prospects, financial condition or results of operations.

We rely on third parties to manage our distribution centers and transport our merchandise to our stores; a disruption of our distribution activities could have a material adverse effect on our business.

The efficient operation of our stores is dependent on our ability to distribute our merchandise in a timely manner to our store locations throughout the United States, Canada and Puerto Rico. We currently lease and maintain two third-party independently operated distribution facilities, one in South River, New Jersey, and the other in Ontario, California. In addition, we also utilize a third distribution center, located in Canada, which is independently owned and operated. These distribution centers manage the receipt, storage, sortation, packaging and distribution of virtually all of our merchandise.

These third parties employ personnel represented by labor unions. Although there have been no work stoppages or disruptions since the inception of our relationships with these third party providers, there can be no assurance that work stoppages or disruptions will not occur in the future. We also use separate third party transportation companies to deliver our merchandise from our distribution centers to our stores. Any failure by any of these third parties to respond adequately to our warehousing, distribution and transportation needs could have a material adverse effect on our results of operations.

Failure to comply with regulatory requirements could have a material adverse effect on our business.

As a public company, we are subject to numerous regulatory requirements. Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Sarbanes-Oxley Act of 2002, the SEC and the NYSE. Failure to comply with such laws and regulations could have a material adverse effect on our reputation, financial condition and on the market price of our common stock. We are subject to customs, child labor, tax, employment, privacy, truth-in-advertising and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and distribution and fulfillment centers. Additional legal and regulatory requirements, and the fact that foreign laws occasionally conflict with domestic laws, have increased the complexity of the regulatory environment and the cost of compliance. If these laws change without our knowledge, or are violated by importers, designers, manufacturers or distributors, we could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business. Moreover, legal actions may be filed against us from time to time, including class actions. These actions may assert commercial, tort, intellectual property, customer, employment, data privacy, securities or other claims. We may also be impacted by litigation trends, including class action lawsuits involving consumers and shareholders, that could have a material adverse effect on our reputation, the market price of our common shares, or our results of operations, financial condition and cash flows.

We rely on a third party to manage the web-hosting, operation, warehousing and order fulfillment for our e-commerce business; any disruption of these activities could have a material adverse effect on our e-commerce business.

We rely on one third party, GSI Commerce, Inc. (“GSI”), a wholly-owned subsidiary of eBay Inc., to host our e-commerce websites, warehouse all of the inventory sold through our e-commerce websites, and fulfill all of our e-commerce sales to our customers, excluding GoJane. GSI also performs additional services to support our e-commerce business. Any significant interruption in the operations of GSI, over which we have no control, would have a material adverse effect on our e-commerce business.

Failure to protect our trademarks adequately could negatively impact our brand image and limit our ability to penetrate new markets.

We believe that our key trademarks including AÉROPOSTALE®, AERO® and 87®, LIVE LOVE DREAM® and P.S. FROM AÉROPOSTALE® and variations thereof, are integral to our logo-driven design strategy. In addition, the trademarks for our GoJane business acquired in late 2012 are important to our business strategy. We have obtained federal registrations of or have pending applications for these trademarks in the United States and have applied for or obtained registrations in most foreign countries in which our merchandise is produced and licensees are located, as well as elsewhere. We use these trademarks in our constantly changing designs and logos even though we have not applied to register every variation or combination thereof for apparel and related accessories. There can be no assurance that the registrations we own and have obtained will prevent the imitation of our products or infringement of our intellectual property rights by others. If any third party imitates our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected.

There can be no assurance that others will not try to block the manufacture, export or sale of our products to prevent an alleged violation of their trademarks or other proprietary rights. Other entities may have rights to trademarks that contain portions of our marks or may have registered similar or competing marks for apparel and accessories in foreign countries in which products are manufactured are located. There may also be other prior registrations in other foreign countries of which we are not aware. Accordingly, it may not be possible, in those few foreign countries where we were not able to register our marks, to enjoin the manufacture, sale or exportation of AÉROPOSTALE, P.S. FROM AÉROPOSTALE or GOJANE branded goods to the United States. If we were unable to reach a licensing arrangement with these parties, our vendors may be unable to manufacture our products in those countries. Our inability to register our trademarks or purchase or license the right to use our trademarks or logos in these jurisdictions could limit our ability to obtain supplies from or manufacture in less costly markets or enter new markets should our business plan change to include selling our merchandise in those jurisdictions outside the United States.

Failure to effectively execute or to realize the anticipated benefits of our announced strategic initiatives and cost reduction program could have an adverse effect on our financial condition, results of operations, cash flows and liquidity.

We have previously announced strategic initiatives and a comprehensive cost reduction program as a part of our on-going turnaround plans and strategic business review (the “Program”). As a part of the Program, we have closed 126 P.S. from Aéropostale stores, primarily in mall locations, and pursued other cost reduction efforts. Risks associated with the Program include delays in implementation, changes in plans that impact associated costs, impact on employee morale and failure to meet operational and strategic targets. These efforts could result in our recording additional charges. The inability to successfully implement these initiatives or failure to do so as timely as we anticipate, could impact our ability to achieve anticipated cost reductions or may otherwise harm our business and could have an adverse effect on our financial condition, results of operations, cash flow and liquidity.

We have recorded store asset impairment charges in the past and we may be required to recognize impairment charges in the future.

Pursuant to generally accepted accounting principles, we are required to recognize an impairment charge when circumstances indicate that the carrying value of long-lived assets and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists (i.e., a triggering event) comprises measurable operating performance criteria as well as qualitative measures. If a determination is made that the asset’s carrying value is not recoverable over its estimated useful life, the asset is written down to estimated fair value, if lower. The determination of fair value of the assets is generally based on estimated expected discounted future net cash flows, which is generally measured by discounting expected future cash flows identifiable with the long-lived asset at our weighted-average cost of capital. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. We have recognized impairment charges related to under-performing store locations of approximately $77.2 million in fiscal 2014 for 341 stores, $46.1 million in fiscal 2013 for 230 stores and $32.6 million in fiscal 2012 for 119 stores.

Additionally, pursuant to generally accepted accounting principles, we are required to perform impairment tests on our identifiable intangible assets with indefinite lives, including goodwill, annually or at any time when certain events occur, which could impact the value and earnings of our operating segments. Our determination of whether impairment has occurred is based on a comparison of the assets’ estimated fair market values with the assets’ carrying values. Significant and unanticipated changes to these estimates could require impairment charges in a future period that could substantially affect our statement of operations in the period of such change. We have recognized impairment charges of approximately $5.1 million in fiscal 2014 for impairments to the GoJane trademark. There were no impairment charges recorded for our identifiable intangible assets in fiscal 2013 or fiscal 2012.

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

The continued threat of terrorism and the associated heightened security measures and military actions in response to acts of terrorism have disrupted commerce and have intensified uncertainties in the U.S. economy. Any further acts of terrorism, a future war or a widespread natural disaster may disrupt commerce and undermine consumer confidence, which could negatively impact our sales revenue by causing consumer spending and/or mall traffic to decline. Furthermore, an act of terrorism or war, or the threat thereof, or any other natural disaster that results in unforeseen interruptions of commerce, could negatively impact our business by interfering with our ability to obtain merchandise from our vendors.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

We lease all of our store locations. Most of our stores are located in shopping malls throughout the U.S. and Canada. Most of our store leases have a term of ten years and require us to pay additional rent based on specified percentages of sales after we achieve specified annual sales thresholds. Generally, our store leases do not contain extension options. Our store leases typically include a pre-opening period of approximately 90 days that allows us to take possession of the property to fixture and merchandise the store. Typically rent payment commences when the stores open. We recognize rent expense in our Consolidated Financial Statements on a straight-line basis over the non-cancellable term of each individual underlying lease, commencing when we take possession of the property. Generally, our leases allow for termination by us after a certain period of time if sales at that site do not exceed specified levels. Additionally, our leases generally have co-tenancy clauses giving us the right to pay reduced rent in the event the mall or center fails to maintain a certain occupancy percentage. After a certain period of time of reduced rent payments, we may be able to terminate the lease.

Our flagship store in Times Square, New York City has a lease term of 15 years and expires in 2025. During March 2014, we executed a lease assignment agreement and closed our 34th Street store in New York City.

We lease 121,000 square feet of office space in New York, New York under various leases. The facilities are used as our corporate headquarters and for our design, sourcing and production teams. These leases expire in 2016, 2020 and 2021 and certain floors provide us with a five year option to extend at the end of the initial term.

We lease 69,000 square feet of office space in Lyndhurst, New Jersey.  This facility is used as our administrative offices for finance, operations and information systems personnel. This lease expires in 2028 and provides us with a five year option to extend at the end of the initial term.

In addition, we lease a 315,000 square foot distribution and warehouse facility in South River, New Jersey. This lease expires in 2021. We also lease a second 360,000 square foot distribution facility in Ontario, California.  This lease expires in 2015.  We are currently negotiating a lease extension for this facility. These facilities are used to warehouse inventory needed to replenish and back-stock all of our U.S. and Puerto Rico stores, as well as to serve our general warehousing needs. In addition, we receive, fulfill and ship e-commerce orders for GoJane from our Ontario, California distribution center.

We lease 1,400 square feet of office space in Ontario, Canada for administrative purposes. The lease expires in 2015.

We lease 11,000 square feet of office space in Los Angeles, California. This facility is used as the administrative office for GoJane. This lease expires in 2022.  The lease provides us with two terms of three-year options to renew at 95% of fair market value.

Item 3.  Legal Proceedings

In October 2011, Aéropostale, Inc. and former and current senior executive officers Thomas P. Johnson and Marc D. Miller were named as defendants in an action amended in February 2012, City of Providence v. Aéropostale, Inc., et al., No. 11-7132, a class action lawsuit alleging violations of the federal securities laws.  The lawsuit was filed in New York federal court on behalf of purchasers of Aéropostale securities between March 11, 2011 and August 18, 2011.  The lawsuit alleged that the defendants made materially false and misleading statements regarding the Company's business and prospects and failed to disclose that Aéropostale was experiencing declining demand for its women's fashion division and increasing inventory.  A motion to dismiss was denied on March 25, 2013.  Aéropostale and the plaintiffs entered into a settlement agreement resolving the claims made in this action, without any admission of liability, for the amount of $15.0 million, all of which was funded with insurance proceeds. The settlement received final court approval on May 9, 2014. An individual stockholder filed an appeal of the court May 9, 2014 order approving the settlement, which appeal is now pending in the second circuit.

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

In February 2012, current and former Aéropostale directors and/or senior executive officers Mindy Meads, Bodil Arlander, Julian R. Geiger, Karin Hirtler-Garvey, Ronald R. Beegle, Robert B. Chavez, Michael J. Cunningham, Evelyn Dilsaver, John Haugh, John D. Howard, Thomas P. Johnson, Arthur Rubinfeld, and David B. Vermylen were named as defendants in The Booth Family Trust v. Meads, et al., No. 650594/2012, a shareholder derivative lawsuit filed in New York state court, seeking relief derivatively on behalf of Aéropostale.  As in Bell, this action alleges that the defendants breached their fiduciary duties to Aéropostale by failing to establish and maintain internal controls that would have prevented the Company from disseminating allegedly false and misleading and inaccurate statements and other information to shareholders, and to manage and oversee the Company.  As a result, and as in Bell, plaintiff alleged that the defendants exposed the Company to losses and damages, including civil liability from the securities class action suit described above.

On April 24, 2012, the New York Supreme Court, New York County, issued an Order consolidating and staying the Bell and Booth actions pending a ruling on the motion to dismiss filed in the City of Providence federal securities class action. Following denial of the motion to dismiss in the federal securities class action, plaintiff filed an amended complaint in the consolidated Bell/Booth action. On January 7, 2014, the court granted the Defendants motion to dismiss the complaint in the Bell/Booth action and such decision is final.

During February 2014, we settled litigations related to California wage and hour matters. During fiscal 2014, we made settlement payments of $3.6 million. In addition, we have remaining liabilities previously recorded of $0.8 million as of January 31, 2015 related to these settlements.

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

Item 4.  Mine Safety Disclosures

None

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange under the symbol “ARO”. The following table sets forth the range of high and low sales prices of our common stock as reported on the New York Stock Exchange since February 4, 2013.

	Market Price
	High	Low
Fiscal 2014
4th quarter	$3.54	$2.20
3rd quarter	4.25	2.81
2nd quarter	4.88	3.14
1st quarter	7.67	4.48
Fiscal 2013
4th quarter	$10.60	$6.97
3rd quarter	14.95	7.86
2nd quarter	16.65	12.76
1st quarter	14.92	12.53

As of March 23, 2015, there were 513 stockholders of record. However, when including others holding shares in broker accounts under street name, we estimate the shareholder base at approximately 18,819.

PERFORMANCE GRAPH

The following graph shows the changes, for the five-year period ended January 31, 2015, in the value of $100 invested in shares of our common stock, the Standard & Poor’s MidCap 400 Composite Stock Price Index (the “S&P MidCap 400 Index”) and the Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail Index”). The plotted points represent the closing price on the last trading day of the fiscal year indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Aeropostale, Inc., the S&P Midcap 400 Index
and the S&P Apparel Retail Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
1/30/10
1/29/11
1/28/12
2/2/13
2/1/14
1/31/15
Aeropostale, Inc.
S&P Midcap 400
S&P Apparel Retail

*$100 invested on 1/30/10 in stock or 1/31/10 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	1/30/2010	1/29/2011	1/28/2012	2/2/2013	2/1/2014	1/31/2015

Aéropostale, Inc.	$100.00	$111.01	$75.16	$61.57	$32.15	$11.13
S&P Midcap 400	100.00	133.46	137.07	162.51	198.05	219.62
S&P Apparel Retail	100.00	131.30	173.15	232.52	269.56	340.14

We have not paid a dividend on our common stock during our last three fiscal years, and we do not have any current intention to pay a dividend on our common stock.

Purchases of Equity Securities by the Issuer

We repurchase our common stock from time to time under a stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases depends upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. There were no purchases of common stock during fiscal 2014 under the stock repurchase program. As of January 31, 2015, we have $104.4 million of repurchase authorization remaining under our share repurchase program (see Note 6 to the Notes to Consolidated Financial Statements for further discussion regarding this program).

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

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013 (7)	January 28, 2012	January 29, 2011
	(In thousands, except per share and store data)
Statements of Operation Data:
Net sales	$1,838,663	$2,090,902	$2,386,178	$2,342,260	$2,400,434
Gross profit (1)	$336,438	$357,363	$589,357	$608,344	$886,162
Gross profit, as a percent of sales (1)	18.3%	17.1%	24.7%	26.0%	36.9%
SG&A, as a percent of sales (2)	27.7%	25.9%	22.2%	21.1%	20.8%
(Loss) income from operations (3) (4) (5)	$(213,138)	$(185,206)	$59,511	$113,515	$386,794
(Loss) income from operations, as a percent of sales (3) (4) (5)	(11.6)%	(8.8)%	2.5%	4.9%	16.1%
Net (loss) income, as a percent of sales (6)	(11.2)%	(6.8)%	1.5%	3.0%	9.6%
Net (loss) income (6)	$(206,458)	$(141,831)	$34,923	$69,515	$231,339
Diluted earnings (loss) per common share	$(2.62)	$(1.81)	$0.43	$0.85	$2.49
Selected Operating Data:
Number of stores open at end of period	860	1,100	1,084	1,057	1,012
Comparable sales change (including the e-commerce channel)	(11)%	(15)%	(2)%	(8)%	3%
Comparable average unit retail change (including the e-commerce channel)	5%	(6)%	(4)%	(9)%	(4)%
Average net sales per store (in thousands)	$1,507	$1,648	$1,991	$2,064	$2,267
Average square footage per store	3,830	3,717	3,703	3,698	3,659
Net store sales per average square foot	$403	$445	$538	$561	$626

	As of
	January 31, 2015	February 1, 2014	February 2, 2013 (7)	January 28, 2012	January 29, 2011
	(In thousands)
Balance Sheet Data:
Working capital	$150,438	$136,260	$236,434	$248,588	$253,463
Total assets	$512,189	$647,641	$740,844	$735,233	$773,197
Long-term liabilities	$81,248	$126,588	$126,974	$132,588	$124,458
Total debt	$138,540	$—	$—	$—	$—
Accumulated (deficit) earnings (8) (9)	$(154,965)	$51,493	$193,324	$459,279	$389,764
Total stockholders’ equity	$93,552	$280,692	$410,364	$409,434	$432,637
_____

(1)
Cost of sales includes asset impairment charges of $46.7 million ($41.9 million after tax, or $0.53 per diluted share) for fiscal 2014, $46.1 million ($29.5 million after tax, or $0.38 per diluted share) for fiscal 2013, $32.6 million ($19.7 million after tax, or $0.25 per diluted share) for fiscal 2012 and $16.0 million ($9.9 million after tax, or $0.12 per diluted share) for 2011 (see Note 4 to the Notes to Consolidated Financial Statements for a further discussion).

During fiscal 2011, we also recorded a benefit in cost of sales of $8.7 million ($5.3 million after tax, or $0.06 per diluted share), resulting from a dispute with one of our sourcing suppliers, related to prior period allowances.

(2)
SG&A includes consulting fees of $5.5 million ($5.0 million after tax, or $0.06 per diluted share), lease termination benefits of $2.7 million ($2.3 million after tax, or $0.03 per diluted share), severance costs for our former Chief Executive Officer of $2.3 million ($2.0 million after tax, or $0.03) and exit cost obligations of $1.9 million ($1.6 million after tax, or $0.02 per diluted share) during fiscal 2014. It was partially offset by the reversal of stock-based compensation related to the departure of our former Chief Executive Officer of $2.0 million ($1.8 million after tax, or $0.02 per diluted share).

SG&A includes a settlement of litigation matters of $4.4 million ($2.9 million after tax, or $0.04 per diluted share) during fiscal 2013.

SG&A includes $6.4 million ($3.9 million after tax, or $0.04 per diluted share) resulting from a retirement plan settlement payment during fiscal 2010.

(3)
Restructuring charges for fiscal 2014 included store asset impairment charges of $30.5 million ($29.1 million after tax, or $0.37 per diluted share), exit cost obligations of $6.4 million ($5.7 million after tax, or $0.07 per diluted share), lease termination benefits of $4.7 million ($4.2 million after tax, or $0.05 per diluted share) and other restructuring charges of $8.2 million ($7.6 million after tax, or $0.10 per diluted share).

(4)
During fiscal 2014, we recorded intangible asset impairment charges for GoJane of $5.1 million ($4.0 million after tax, or $0.05 per diluted share) (see Note 5 to the Notes to Consolidated Financial Statements).

(5)
During fiscal 2014, we recorded an adjustment for fair value related to contingent consideration for GoJane of $4.5 million ($3.5 million after tax, or $0.04 per diluted share) (see Note 4 and 5 to the Notes to Consolidated Financial Statements).

(6)
Income tax benefit included the establishment of reserves against net deferred tax assets of $3.4 million after tax, or $0.04 per diluted share for fiscal 2014 and $30.6 million after tax, or $0.39 per diluted share for fiscal 2013.

(7)	Our fiscal year ends on the Saturday nearest to January 31 of each calendar year. With the exception of fiscal 2012, which included 53 weeks, all other fiscal years presented include 52 weeks.

(8)
On January 11, 2013, we retired 13.6 million shares of our treasury stock.  These shares remain as authorized stock; however they are now considered unissued.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 505, “Equity” (“ASC 505”), the treasury stock retirement resulted in a reduction of the following on our consolidated balance sheet: common stock by $0.1 million, treasury stock by $301.0 million and retained earnings by $300.9 million.  There was no effect on total stockholders’ equity position as a result of the retirement (See Note 6 to the Notes to Consolidated Financial Statements for a further discussion).

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

Overview

The United States macro-economic environment and mall traffic continue to remain challenging and the teen retail environment remains highly competitive and promotional. We believe that fast-fashion retailers have absorbed some market share from more traditional teen retailers.  Additionally, we believe that over the last few years, the teen market has seen a shift in demand away from logo-based product.  We also think that apparel retailers are competing with technology products, like smart phones and apps, for our core teen customer’s discretionary spending.  These factors have contributed to our unfavorable financial performance.  Therefore, we are focused on executing our key merchandising, operational and financial initiatives to improve our performance. Merchandising and operational initiatives that we are implementing include the following:

•
We recently implemented a vertical organization structure in Merchandising, Planning, Production and Design. Roles are focused on product categories across both Aéropostale and P.S. from Aéropostale brands and through all our various distribution channels,

•	As part of our recent structural reorganization, we have created an Emerging Brands merchandising team to focus on our sub-brand categories.

•
We have redefined our merchandising model and we will balance updated classic merchandise with contemporary additions that we believe will result in an exciting and unique total store assortment and presentation.

•	We plan to refine the manner in which we promote merchandise and the use of in-store marketing.

•
We plan to strategically focus on the development of the “tops” merchandise classification, primarily in knit tops, and also in woven tops in order to increase the number of tops sold relative to bottoms.

•
We plan to be more targeted in our patterns of merchandise allocation and distribution. The demand pattern throughout our store base has been disparate and diverse. We are therefore moving towards a localized targeted product allocation method rather than universally allocating product.

•
We continue to focus on the growth of our international licensing business. On March 12, 2015 we announced an agreement to bring Aéropostale stores to the Republic of Ireland later this year through an exclusive partnership.

We continue to make progress on our key financial strategies of maintaining appropriate levels of liquidity, continued evaluation of our real estate portfolio and managing our capital spending prudently. With regard to liquidity, during February 2014, we increased the aggregate borrowing capacity on our revolver from $175.0 million to $230.0 million (see Note 10 to the Notes to Consolidated Financial Statements). Additionally, during May 2014, we entered into a strategic sourcing relationship with an affiliate of Sycamore Partners, which included $150.0 million in secured credit facilities ("Sycamore Transaction") (see Note 2 to the Notes to Consolidated Financial Statements). On February 2, 2015, we renewed a master sourcing agreement with one of our sourcing suppliers. Under the agreement, we received an advance rebate payment as purchase discount equivalent to approximately $1.75 million per annum throughout the life of the sourcing agreement as commitment of meeting certain minimum thresholds. Should we fail to meet the annual purchase minimum thresholds we would be required to make certain agreed upon shortfall payments, or if we exceed certain minimum purchase thresholds, we would have an opportunity to receive additional purchase discount as rebate payments. Additionally, during fiscal 2014, we received income tax refunds of approximately $52.0 million.

Operationally, during April 2014, following a strategic review and assessment of changing consumer patterns, management and the Board of Directors approved a comprehensive plan to restructure the P.S. from Aéropostale business and to reduce costs. Based on changing consumer patterns, we closed 126 P.S. from Aéropostale stores, primarily in mall locations, on or around the end of fiscal 2014. We also continue to focus on faster growing sales channels, including off-mall locations, e-commerce and international licensing of P.S. from Aéropostale. We are also exploring other potential third party distribution channels. The cost reduction program also targeted direct and indirect spending across the organization. This has included the reduction of approximately 100 open or occupied corporate positions to align with our current business strategies. We incurred restructuring charges of $40.4 million during fiscal 2014. We estimate that these initiatives, along with other expense savings initiative, will generate approximately $40.0 million in annualized pre-tax savings, of which approximately $12.0 million was achieved during fiscal 2014. See Note 3 to the Notes to Consolidated Financial Statements for further details.

In an effort to right size our store base and optimize our real estate portfolio, we closed 122 under-performing Aéropostale stores in the United States and Canada during fiscal 2014. We expect to eliminate pre-tax losses of approximately $10.0 million during fiscal 2015 that were generated from these stores in fiscal 2014, excluding any impairment or store closing charges. During 2015, we are considering potentially closing approximately 50 to 75 additional Aéropostale stores, which would bring total closures to a range of approximately 220 to 245 Aéropostale stores since 2013. We have retained a real estate consulting firm to investigate the economics of accelerated lease buyouts, as well as to identify opportunities for rent relief across our portfolio. Consultants have negotiated on our behalf regarding early lease buyouts and rent relief.

On August 18, 2014, Thomas P. Johnson stepped down as Chief Executive Officer of the Company and no longer serves as a member of the Board. On the same day, Julian R. Geiger became our Chief Executive Officer. Mr. Geiger, 69, previously served as the Company’s Chairman and Chief Executive Officer from August 1998 to February 2010, and thereafter continued to serve as Chairman of the Board and as a part-time advisor to the Company until February 2012. On May 23, 2014, in connection with the Sycamore Transaction, Mr. Geiger was appointed to serve on the Board as a Series B holders designee (see Note 2 to the Notes to Consolidated Financial Statements).

The discussion in the following section is on a consolidated basis, unless indicated otherwise.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table. The fiscal 2012 retail calendar includes a 53rd week and therefore fiscal 2013 and fiscal 2014 comparable statistics are compared to the 53-week period ended February 4, 2012.

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net sales (in thousands)	$1,838.7	$2,090.9	$2,386.2
Retail stores and e-commerce net sales	$1,804.0	$2,069.4	$2,379.0
International licensing net sales	$34.7	$21.5	$7.2
Total store count at end of period	860	1,100	1,084
Comparable store count at end of period	833	1,023	1,027
Net sales change	(12)%	(12)%	2%
Comparable sales change (including the e-commerce channel)	(11)%	(15)%	(2)%
Comparable average unit retail change (including the e-commerce channel)	5%	(6)%	(4)%
Comparable units per sales transaction change (including the e-commerce channel)	(6)%	2%	4%
Comparable sales transaction change (including the e-commerce channel)	(10)%	(11)%	(3)%
Net sales per average square foot	$403	$445	$538
Average net sales per store (in thousands)	$1,507	$1,648	$1,991
Gross profit (in millions)	$336.4	$357.4	$589.4
(Loss) income from operations (in millions)	$(213.1)	$(185.2)	$59.5
Retail stores and e-commerce (loss) income from operations	$(144.6)	$(153.5)	$85.9
International licensing income from operations	$31.2	$20.0	$6.3
Other [1]	$(99.7)	$(51.8)	$(32.6)
Diluted (loss) earnings per share	$(2.62)	$(1.81)	$0.43
Average square footage growth over comparable period	(3)%	3%	4%
Change in total inventory over comparable period	(24)%	11%	(5)%
Change in store inventory per retail square foot over comparable period	(9)%	12%	(9)%
Percentages of net sales by category:
Young Women’s	65%	65%	64%
Young Men’s	35%	35%	36%

1 Other items include income (charges) that are not included in the segment income (loss) from operations reviewed by the Company’s chief operating decision maker, our Chief Executive Officer. See Note 17 to the Notes to the Consolidated Financial Statements for a further discussion.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales. We also use this information to evaluate the performance of our business:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	100.0%	100.0%	100.0%
Gross profit	18.3%	17.1%	24.7%
Selling, general and administrative expenses	27.7%	25.9%	22.2%
Restructuring charges	2.2%	—%	—%
Intangible asset impairment	0.3%	—%	—%
Reversal of contingent consideration	(0.3)%	—%	—%
(Loss) income from operations	(11.6)%	(8.8)%	2.5%
Interest expense, net	0.5%	—%	—%
(Loss) income before income taxes	(12.1)%	(8.8)%	2.5%
Income tax (benefit) provision	(0.9)%	(2.0)%	1.0%
Net (loss) income	(11.2)%	(6.8)%	1.5%

Net Sales

Net sales consist of sales from comparable stores, non-comparable stores and from our e-commerce business. A store is included in comparable sales after 14 months of operation. Stores are excluded from comparable sales at the beginning of the month of closure. Additionally, we have included GoJane sales in our comparable sales beginning in February of fiscal 2014. We consider a remodeled or relocated store with more than a 25% change in square feet to be a new store. Prior period sales from stores that have closed are not included in comparable sales.

Net sales decreased by $252.2 million, or by 12% in fiscal 2014 (52 weeks), as compared to fiscal 2013 (52 weeks). The decrease in net sales was driven by:

•a decrease of $212.0 million, or 11%, in comparable sales, including e-commerce revenue;
•a decrease in average square footage of 3%, resulting from the closing of 248 stores during fiscal 2014; and
•a decrease of $53.4 million in non-comparable sales.

Additionally, revenue from our international licensing segment increased to $34.7 million during fiscal 2014 from $21.5 million in fiscal 2013 and $7.2 million in fiscal 2012. The increases were primarily due to the increase in licensee operated locations to 239 as of January 31, 2015 from 96 as of February 1, 2014 and 27 as of February 2, 2013.

Consolidated comparable sales, including the e-commerce channel, decreased by 12% in our young men's and by 11% in our young women's category in fiscal 2014. The overall comparable sales, including the e-commerce channel, reflected decreases of 10% in the number of sales transactions and 6% in units per sales transaction, offset by an increase of 5% in average unit retail.

Net sales decreased by $295.3 million, or by 12% in fiscal 2013 (52 weeks), as compared to fiscal 2012 (53 weeks). The decrease in net sales was the net result of several factors:

•	a decrease of $309.2 million, or 15%, in comparable sales, including e-commerce revenue. Also, the additional week of sales in the same period in the prior year contributed to 1% of the decrease;
•an increase in average square footage of 3%;

•	a decrease of $0.4 million in non-comparable sales; and

•	an increase of $14.3 million in international licensing revenue primarily due to the increase in licensee operated locations to 96 as of February 1, 2014 from 27 as of February 2, 2013.

Consolidated comparable sales, including the e-commerce channel, decreased by 13% in our young men's and by 15% in our young women's category during fiscal 2013. The overall comparable sales, including the e-commerce channel, reflected decreases of 11% in the number of sales transactions and 6% in average unit retail, offset by an increase of 2% in units per sales transaction.

Cost of Sales and Gross Profit

Cost of sales includes costs related to merchandise sold, including inventory valuation adjustments, distribution and warehousing, freight from the distribution center to the stores, shipping and handling costs, payroll for our design, buying and merchandising departments, licensed design costs and occupancy costs. Occupancy costs include rent, contingent rents, common area maintenance, real estate taxes, utilities, repairs and maintenance, depreciation and amortization and impairment charges.

Gross profit decreased by $20.9 million during fiscal 2014 versus fiscal 2013. The decrease was primarily due to the decrease in net sales and was partially offset by increased margin as a percentage of sales as discussed below. Additionally, closed Aéropostale store lease obligation charges of $4.6 million were recorded during fiscal 2014.

Gross profit, as a percentage of net sales, increased by 1.2 percentage points in fiscal 2014 compared to fiscal 2013. This improvement was due to an increase in merchandise margin of 3.2 percentage points, which was partially offset by 1.7 percentage points of deleverage impact in occupancy expense. Gross profit also includes the impact of asset impairment charges of $46.7 million in fiscal 2014 and $46.1 million in fiscal 2013. In addition, we recorded Aéropostale closed store lease obligation charges of 0.2 percentage points during fiscal 2014.

Gross profit, as a percentage of net sales, decreased by 7.6 percentage points in fiscal 2013 compared to fiscal 2012.  Gross profit included the unfavorable impact of store asset impairment charges. Store asset impairment charges increased by 0.8 percentage points, or by $13.5 million for fiscal 2013 compared to the prior period. The remaining decrease in gross profit of 6.8 percentage points was primarily due to a decrease in merchandise margin of 4.0 percentage points and 2.7 percentage points of deleverage impact in depreciation, occupancy, and distribution and transportation expenses.

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

SG&A decreased by $34.0 million during fiscal 2014 compared to fiscal 2013. The decrease was due in part to the closure of stores during fiscal 2014 and expense savings initiatives. Specifically, store expenses, primarily payroll, decreased by $23.5 million, some of which was a result of strategic savings initiatives, and store transaction expense decreased by $5.9 million. Also, e-commerce transaction expenses decreased by $6.7 million as a result of the decrease in sales. These decreases were partially offset by an increase in planned marketing expenses of $1.4 million, which were net of savings from strategic initiatives.

SG&A, as a percentage of net sales, increased by 1.8 percentage points during fiscal 2014 compared to fiscal 2013.  The increase in SG&A, as a percentage of net sales, was due primarily to a 1.0 percentage point deleverage impact from corporate expenses, 0.5 percentage point deleverage impact from store expenses and 0.4 percentage point deleverage impact from marketing expenses.

SG&A, as a percentage of net sales, increased by 3.7 percentage points during fiscal 2013 compared to fiscal 2012, or by $12.7 million.  Litigation settlements unfavorably impacted SG&A for fiscal 2013 by 0.2 percentage points, or by $4.4 million. The remaining increase in SG&A, as a percentage of net sales, was due primarily to a 3.5 percentage point deleverage impact from store expenses, corporate and marketing expenses, and higher e-commerce transaction expenses resulting from the growth of this business.

Restructuring Charges and Other Income (Loss)

During 2014, we recorded restructuring charges of $40.4 million related to the restructuring program announced on April 30, 2014. Restructuring charges consisted primarily of asset impairment charges of $30.5 million, severance of $4.1 million, consulting costs of $3.8 million, net lease exit costs of $1.7 million and other exit costs of $0.3 million (see Note 3 to the Notes to the Consolidated Financial Statements for a further discussion). Additionally, we recorded an intangible asset impairment charge of $5.1 million related to the write-down of the GoJane trademark and a benefit from the reversal of a portion of the previously established contingent consideration of $4.5 million during fiscal 2014 related to the acquisition of GoJane (see Note 4 to the Notes to the Consolidated Financial Statements for a further discussion).

(Loss) Income from Operations

As a result of the above, loss from operations was $213.1 million for fiscal 2014, compared to a loss from operations of $185.2 million for fiscal 2013 and income from operations of $59.5 million for fiscal 2012. The income from operations from our international licensing segment was $31.2 million for fiscal 2014, compared with of $20.0 million for fiscal 2013 and $6.3 million for fiscal 2012. The increase from international licensing was due to the increase in licensee locations as discussed above. In addition, other items, which include charges that are not included in the segment income (loss) from operations reviewed by the Company’s chief operating decision maker, our Chief Executive Officer, were $99.7 million for fiscal 2014, $51.8 million for fiscal 2013 and $32.6 million for fiscal 2012 (see Note 17 to the Notes to the Consolidated Financial Statements for a further discussion).

Income Tax (Benefit) Provision

The effective tax rate was 7.0% for fiscal 2014, compared to 23.8% for fiscal 2013 and 40.8% for fiscal 2012.  During fiscal 2014, we accounted for the utilization of our remaining available net operating loss carrybacks.  While the balance of 2014 anticipated losses can be carried forward and utilized against future taxable income, the related deferred tax assets have a full valuation allowance applied against them.  The lower tax rate for fiscal 2014 was primarily due to the valuation allowance provided for these assets. This was partially offset by the recording of tax benefits related to the carryback of certain NOL’s and to a favorable audit resolution.

The effective tax rate for fiscal 2013 was unfavorably impacted by $30.6 million from the establishment of valuation allowances against federal, state and Canadian deferred tax assets.

We have carried back all available NOL's. We therefore expect that our effective tax rate for fiscal 2015 to be less than fiscal 2014 due to the continued establishment of valuation allowances against deferred tax assets.

Net (Loss) Income and (Loss) Earnings Per Share

As a result of the above, net loss was $206.5 million, or $2.62 per diluted share, for fiscal 2014, compared with net loss of $141.8 million, or $1.81 per diluted share, for fiscal 2013 and net income of $34.9 million, or $0.43 per diluted share, for fiscal 2012.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, construction of new stores, remodeling or updating existing stores and the improvement or enhancement of our information technology systems. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year.

Declining mall traffic, a highly promotional and competitive teen retail environment and a shift in customer demand away from logo-based product have contributed to unfavorable financial performance.  We have incurred declining comparable sales and net losses from operations in fiscal 2014 and 2013. This has led to cash outflows from operations of $55.7 million in fiscal 2014 and $38.4 million in fiscal 2013. In fiscal 2014, we took and are taking the following steps to enhance our liquidity position:

•
On February 21, 2014, we increased the aggregate borrowing capacity under our revolving credit facility from $175.0 million to $230.0 million (see Note 10 to the Notes to Consolidated Financial Statements).

•	On May 23, 2014, we received net proceeds of $137.6 million from the $150.0 million debt facilities with affiliates of
Sycamore Partners.  We used the proceeds of this financing transaction for working capital and other general corporate purposes. In conjunction with this arrangement, we also entered into a sourcing agreement with an affiliate of Sycamore Partners. Beginning in 2016, should we fail to meet annual purchase minimum thresholds, we would be required to make certain agreed upon principal payments and shortfall payments (see Note 2 to the Notes to Consolidated Financial Statements for a further discussion).

•
In April 2014, and as discussed above, following a strategic review and assessment of changing consumer patterns, management and the Board of Directors approved a comprehensive plan to restructure the P.S. from Aéropostale business and to reduce costs. As of January 31, 2015, we closed 126 P.S. from Aéropostale stores, primarily in mall locations (see Note 3 to the Notes to Consolidated Financial Statements). We estimate that these and other savings initiatives will generate approximately $40.0 million in annualized pre-tax savings, of which approximately $12.0 million was achieved during fiscal 2014.

•
Separate and apart from the above mentioned restructuring program, as discussed above, we also closed 122 under-performing Aéropostale stores in the United States and Canada during fiscal 2014. We estimate that these closures will generate annual savings of approximately $10.0 million (see Note 3 to the Notes to Consolidated Financial Statements).

•
On February 2, 2015, we renewed a master sourcing agreement with one of our sourcing suppliers. Under the agreement, we received an advance rebate payment as purchase discount equivalent to approximately $1.75 million per annum throughout the life of the sourcing agreement as commitment of meeting certain minimum thresholds. Should we fail to meet the annual purchase minimum thresholds we would be required to make certain agreed upon shortfall payments, or if we exceed certain minimum purchase thresholds, we would have an opportunity to receive additional purchase discount as rebate payments.

•	During fiscal 2014, we reduced our capital expenditures to $23.8 million from $84.1 million in fiscal 2013, and expect to further reduce it to approximately $16.0 million during fiscal 2015.

•	Focused on strategic initiatives we undertook and are undertaking to improve our financial performance as discussed herein in the Overview section of Item 7.

At January 31, 2015, we had cash and cash equivalents of $151.8 million, other working capital of $150.4 million, and no borrowings outstanding under our revolving credit with availability of $116.8 million. Our cash on hand and availability under the revolving credit facility exceeded the $70.0 million minimum availability covenant by $198.6 million. Our ability to fund operations and capital expenditures in the future will be dependent on our ability to generate cash from operations, maintain or improve margins, decrease significantly the rate of decline in comparable sales and to borrow funds available under our loan agreements. Our ability to borrow funds is dependent in part on our ability to meet all covenants, including a financial covenant in our loan agreement with affiliates of Sycamore Partners which requires a minimum liquidity coverage of $70.0 million of cash and availability under the revolving credit facility. Accordingly, if we do not generate sufficient cash flow from operations to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, we may need to take various further actions, such as down-sizing and/or eliminating certain operations, which could include exit costs, or reducing or delaying capital expenditures, strategic investments or other actions. We believe that cash on hand and availability under our revolving credit facility will be sufficient to fund operations and cash flow requirements for the next twelve months. However, there can be no assurance that we will be able to achieve our strategic initiatives or obtain additional funding on favorable terms in the future which could have a significant adverse effect on our operations.

The following table sets forth our cash flows for the period indicated (in thousands):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net cash (used in) provided by operating activities	$(55,710)	$(38,373)	$144,811
Net cash used in investing activities	(25,844)	(84,470)	(97,484)
Net cash provided by (used in) financing activities	127,719	(1,387)	(39,501)
Effect of exchange rate changes	(932)	(754)	(37)
Net increase (decrease) in cash and cash equivalents	$45,233	$(124,984)	$7,789

Operating Activities

Cash flows used in operating activities increased by $17.3 million to $55.7 million in fiscal 2014 from $38.4 million in the prior year.  This increase in cash used was due primarily to the decrease in net income of $64.6 million offset in part by cash received for income tax refunds of approximately $52.0 million. Merchandise inventory decreased by $41.8 million or 24% in total, or 9% on a per retail square foot basis as of January 31, 2015 compared to February 1, 2014. The elimination of merchandise inventory from the 248 closed stores during 2014, along with a continued focus on inventory management drove these decreases. Accounts payable decreased by $50.0 million or 36% primarily as a result of the decrease in merchandise inventories and the timing of certain payments.

Cash flows used in operating activities increased by $183.2 million to $38.4 million in fiscal 2013 compared to cash provided by $144.8 million in the prior year.  This was due primarily to the decrease in net income of $176.8 million as well as cash used for merchandise inventory and increase in income taxes receivable resulting from the fiscal 2013 taxable loss.

Merchandise inventory increased by 11% in total, or 12% on a per retail square foot basis as of February 1, 2014 compared to February 2, 2013. The above mentioned cash usage was partially offset by an increase in cash flows from accounts payable of $62.3 million, as a result of the increase in merchandise inventory and the timing of certain payments.

Investing Activities

During fiscal 2015, we plan to invest approximately $16.0 million in capital expenditures to open a limited number of Aéropostale stores, to remodel a limited number of stores and for a number of information technology investments. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and other strategic investments.

We invested $23.8 million in capital expenditures in fiscal 2014, primarily to construct seven new Aéropostale stores, one P.S. from Aéropostale store, to remodel 13 existing stores and for a number of information technology investments.

We invested $84.1 million in capital expenditures in fiscal 2013, primarily to construct 13 new Aéropostale stores, 52 P.S. from Aéropostale stores, to remodel 32 existing stores and for a number of information technology investments.

We invested $72.3 million in capital expenditures in fiscal 2012, primarily to construct 18 new Aéropostale stores, 31 P.S. from Aéropostale stores, to remodel five existing stores and for a number of information technology investments.  In addition, cash used for investing activities included $25.2 million as partial consideration to acquire the assets of GoJane (see Note 5 to the Notes to Consolidated Financial Statements).

Financing Activities

Net cash provided by financing activities increased by $129.1 million for fiscal 2014 compared to the same period in 2013. Net cash provided by financing activities during fiscal 2014, included $137.6 million of net proceeds related to the Sycamore Transaction offset by $5.9 million of related deferred financing fees paid in connection with the transaction (see Note 2 to the Notes to Consolidated Financial Statements for a further discussion).

Net cash used in financing activities decreased by $38.1 million for fiscal 2013 compared to the same period in 2012. Net cash used in financing activities during fiscal 2012, included stock repurchases of $40.8 million under our stock repurchase program (see below) which did not recur in fiscal 2013.

Transaction with Affiliates of Sycamore Partners

On May 23, 2014, we entered into (i) a Loan and Security Agreement (the "Loan Agreement") with affiliates of Sycamore Partners, (ii) a Stock Purchase Agreement (the "Stock Purchase Agreement") with Aero Investors LLC, an affiliate of Sycamore Partners for the purchase of 1,000 shares of Series B Convertible Preferred Stock of the Company, $0.01 par value (the "Series B Preferred Stock") and (iii) an Investor Rights Agreement with Sycamore Partners (see Note 2 to the Notes to the Consolidated Financial Statements for a further discussion).

Sycamore Partners is considered a related party due to the agreements with its affiliates described above combined with its ownership interest in us. As of May 23, 2014 and December 31, 2014, Lemur LLC, an affiliate of Sycamore Partners, owned approximately 8% of our outstanding common stock.

The Loan Agreement made term loans available to us in the principal amount of $150.0 million, consisting of two tranches: a five-year $100.0 million term loan facility (the "Tranche A Loan") and a 10-year $50.0 million term loan facility (the "Tranche B Loan" and, together with the Tranche A Loan, the "Term Loans").

On May 23, 2014, the Term Loans were disbursed in full and we received net proceeds of $137.6 million from affiliates of Sycamore Partners, after deducting the first year interest payment and certain issuance fees.

The Tranche A Loan bears interest at an interest rate equal to 10% per annum and, at our election, up to 50% of the interest can be payable-in-kind during the first three years and up to 20% of the interest can be payable-in-kind during the final two years. The first year of interest under the Tranche A Facility in the amount of $10.0 million was prepaid in cash in full on May 23, 2014, and no other interest payments are required to be paid during the first year of the Tranche A Loan. The Tranche A Loan has no annual scheduled repayment requirements. The Tranche A Loan is scheduled to mature on May 23, 2019. The Tranche B Loan will not accrue any interest. The Tranche B Loan has no stated interest rate and will be repaid in equal annual installments of 10% per annum. The Tranche B Loan is scheduled to mature on the earlier of (a) tenth anniversary of the end of the Start-Up Period (as such term is defined in the Sourcing Agreement described in Note 2 to the Notes to the Consolidated Financial Statements) and (b) the expiration or termination of the Sourcing Agreement described below.

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

The Loan Agreement contains representations, covenants and events of default that are substantially consistent with our existing revolving credit facility with Bank of America, N.A. The Loan Agreement also contains a $70.0 million minimum liquidity covenant. The Company was in compliance with the minimum liquidity covenant and other covenants under the Loan Agreements at January 31, 2015.

The proceeds of the Term Loans were used for working capital and other general corporate purposes.

Revolving Credit Facility

In September 2011, we entered into an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”). The Credit Facility originally provided for a revolving credit line up to $175.0 million. The Credit Facility is available for working capital and general corporate purposes. The Credit Facility is scheduled to expire on September 22, 2016, and is guaranteed by all of our domestic subsidiaries (the “Guarantors”). No amounts were outstanding during fiscal 2013 or as of February 1, 2014 under the Credit Facility. During the first half of fiscal 2014, we borrowed and repaid $75.5 million. During the second half of 2014, we had no borrowings. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Agreement in the event of our election to draw funds in the foreseeable future.

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

In connection with the above mentioned Sycamore Transaction, we amended the revolving credit facility with Bank of America N.A. to allow for the incurrence of this additional debt under the Loan Agreement.

Loans under the Credit Facility are secured by substantially all of our assets and are guaranteed by the Guarantors. Upon the occurrence of a Suspension Event (which is defined in the Credit Facility as an event of default or any occurrence, circumstance or state of facts which would become an event of default after notice, or lapse of time, or both) or, in certain circumstances, a Cash Dominion Event (which is defined in the Credit Facility as either any event of default or failure to maintain availability in an amount greater than 12.5% of the lesser of the borrowing base and facility commitment), our ability to borrow funds, make investments, pay dividends and repurchase shares of our common stock may be limited, among other limitations. Direct borrowings under the Credit Facility bear interest at a margin over either LIBOR or the Prime Rate (as each such term is defined in the Credit Facility).

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

Availability under the Credit Facility is based on a borrowing base consisting of merchandise inventory, certain intellectual property and receivables. As of January 31, 2015, we had no outstanding balances under the Credit Facility and our remaining availability was $116.8 million. During fiscal 2013 and as of February 1, 2014, we had no outstanding balances under the Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of January 31, 2015, the outstanding letter of credit was $0.2 million and expires on June 30, 2015. We do not have any other stand-by or commercial letters of credit outstanding as of January 31, 2015 under the Credit Facility.

As of January 31, 2015, we are not aware of any instances of noncompliance with any financial covenants in the Credit Facility.

Contractual Obligations

The following table summarizes our contractual obligations as of January 31, 2015:

		Payments Due by Period
			In 2016	In 2018	After
	Total	2015	and 2017	and 2019	2020
	(In thousands)
Contractual Obligations:
Real estate operating leases	$665,285	$119,112	$191,890	$150,430	$203,853
Sycamore Tranche A Loan principal	100,000	—	—	100,000	—
Sycamore Tranche B Loan principal [1]	50,000	—	10,000	10,000	30,000
Sycamore Tranche A Loan interest	40,000	5,000	20,000	15,000	—
Employment agreement [2]	3,750	1,500	2,250	—	—
Equipment operating leases	7,446	3,428	3,084	934	—
Total contractual obligations	$866,481	$129,040	$227,224	$276,364	$233,853

1 Although interest is imputed on the Tranche B Loan and recorded as interest expense, the Tranche B Loan does not require any contractual interest payments. The Tranche B Loan will be paid off in equal annual installments of 10% per annum. The Tranche B Loan is scheduled to mature on the earlier of (a) tenth anniversary of the end of the Start-Up Period (as such term is defined in the Sourcing Agreement) and (b) the expiration or termination of the Sourcing Agreement. Under the Sourcing Agreement, and beginning in 2016, an affiliate of Sycamore Partners is required to pay to us an annual rebate equal to a fixed amount multiplied by the percentage of annual purchases made by us (including purchases deemed to be made by virtue of payment of the shortfall commission) relative to the Minimum Volume Commitment to be applied towards the payment of the required amortization on the Tranche B Loan. Beginning in 2016 the Minimum Volume Commitment is between $240.0 million and $280.0 million per annum depending on the year. If we fail to purchase the applicable Minimum Volume Commitment in any given year, we will pay a shortfall commission to an affiliate of Sycamore Partners, based on a scaled percentage of the applicable Minimum Volume Commitment shortfall during the applicable period. The Sourcing Agreement also provides for certain carryover credits if we purchase a volume of product above the Minimum Volume Commitment during the applicable Minimum Volume Commitment Period. The Minimum Volume Commitment is not included in the above table. Additionally, no potential rebates or shortfall commissions are included in the above table. See Note 2 to the Notes to Consolidated Financial Statements for a further discussion.

2 On August 18, 2014 we entered into an Employment Agreement with Mr. Geiger pursuant to which he will serve as our Chief Executive Officer. The Employment Agreement has a three-year term at a base salary of $1.5 million per annum and is included in the above table.

Mr. Johnson stepped down as Chief Executive Officer of the Company and no longer serves as a member of the Board, effective as of August 18, 2014. Pursuant to the terms of his employment agreement, Mr. Johnson will be entitled to receive a bonus of approximately $0.4 million during the first quarter of 2015. Such liability amount set forth in this paragraph is not reflected in the table above.

The real estate operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately 5% of minimum lease obligations in fiscal 2014. In addition, the above table does not include variable costs paid to landlords such as maintenance, insurance and taxes, which represented approximately 60% of minimum lease obligations in fiscal 2014.

As discussed in Note 13 to the Notes to Consolidated Financial Statements, we have a SERP liability of $7.5 million and other retirement plan liabilities of $4.2 million at January 31, 2015.  We made a payment of $6.0 million to Mr. Johnson on March 2, 2015. Such liability amounts and payment are not reflected in the table above.

Our total liabilities for unrecognized tax benefits were $7.2 million at January 31, 2015. We cannot make a reasonable estimate of the amount and timing of related future payments for these non-current liabilities. Therefore these liabilities were not included in the above table.

In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of January 31, 2015, the outstanding letter of credit was $0.2 million and expires on June 30, 2015. We do not have any other stand-by or commercial letters of credit as of January 31, 2015.

The above table also does not include contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of conditional bonuses that may be paid is $1.0 million during fiscal 2015 and $0.3 million during fiscal 2016.

The above table does not reflect contingent purchase consideration related to the fourth quarter of 2012 acquisition of GoJane that is discussed in Note 5 to the Notes to Consolidated Financial Statements. The purchase price includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business during the five year period beginning on the acquisition date. The fair value of the contingent payments as of January 31, 2015 was estimated to be $1.4 million based on expected probability of payment and we have recorded such liability on a discounted basis (see Note 4 to the Notes to Consolidated Financial Statements).

On February 2, 2015, we renewed a master sourcing agreement with one of our sourcing suppliers, which is not reflected in the table above. Under the agreement, we will have a ten-year sourcing commitment. If we fail to meet annual purchase minimum thresholds, we would be liable to make certain agreed upon shortfall payments to this sourcing supplier (see Note 19 to the Notes to the Consolidated Financial Statements for a further discussion).

The above table does not include various product license agreements that obligate us to pay the licensee at least the guaranteed minimum royalty amount based on sales of their products.

We have not issued any third party guarantees or commercial commitments as of January 31, 2015.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, and an outstanding letter of credit of $0.2 million, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of January 31, 2015, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

The most significant estimates made by management include those made in the areas of merchandise inventory valuation, impairment analysis of long-lived assets, store exit obligations, impairment analysis of goodwill and intangible assets, and income taxes. Additionally, revenue recognition is an important accounting policy. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

Revenue Recognition

While revenue recognition for the Company does not involve significant judgment, it represents an important accounting policy. We recognize revenue and the related cost of goods sold at the time the products are received by the customers. For store sales, revenue is recognized when the customer receives and pays for the merchandise at the register. For sales from our online business, revenue is recognized at the time we estimate the customer receives the merchandise. We record an allowance for estimated returns based on our historical return patterns and various other assumptions that management believes to be reasonable.

We recognize revenue from various international licensing arrangements. Revenue is recognized when earned in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum levels.

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

We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our sales return allowance. However, if the actual rate of sales returns increases significantly, our operating results could be adversely affected. We have not made any material changes in the accounting methodology used to estimate future sales returns in the past three fiscal years.

Merchandise Inventory

Merchandise inventory consists of finished goods and is valued utilizing the cost method at lower of cost or market on a weighted average basis. We use estimates during interim periods to record a provision for inventory shortage. We also make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We believe that the carrying value of merchandise inventory is appropriate as of January 31, 2015. However, actual results may differ materially from those estimated and could have a material impact on our Consolidated Financial Statements. For example, a 10% difference in our estimate of the reserve on inventory at the lower of cost or market as of January 31, 2015 would have impacted net (loss) income by approximately $1.4 million for the fiscal year ended January 31, 2015.

Income Taxes

Income taxes are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”). Under ASC 740, income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. We consider accounting for income taxes critical to our operations because management is required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets. As of January 31, 2015, we had recorded valuation allowances of $110.5 million against significantly all net deferred tax assets in most jurisdictions (see Note 14 to the Notes to the Consolidated Financial Statements for a further discussion).

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

ASC 740 clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements and requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  No tax benefit is recognized for those tax positions where it is not “more likely than not” that a tax benefit will be sustained. Associated interest and penalties would be also recorded, where applicable. This interpretation also provides guidance on de-recognition, classification, accounting in interim periods, and expanded disclosure requirements (see Note 14 to the Notes to Consolidated Financial Statements).

Long-Lived Assets and Exit Cost Obligations

We periodically evaluate the need to recognize impairment losses relating to long-lived assets, particularly stores. Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. Factors we consider important that could trigger an impairment review include the following:

•	significant adverse change in the physical condition of the assets;

•	significant adverse changes in the manner in which the assets are used;

•	significant adverse changes to the strategy for our overall business;

•	significant adverse changes in legal factors, industry or economic trends;

•	store closings; or

•	historical and current operating losses combined with projections of continuing losses

In evaluating an asset for recoverability, we estimate the future net cash flows expected to result from the use of the asset and its eventual disposition.  Management makes assumptions and applies judgment to estimate future net cash flows and the weighted average cost of capital.  The future net cash flow projections include assumptions such as expected sales, gross profit, occupancy costs, payroll costs and SG&A.  In addition to historical results, current trends and corporate initiatives, many long-term macro-economic and industry factors are also considered, both quantitatively and qualitatively, in our future net cash flow assumptions. These industry factors are driven by current economic conditions such as inflation, interest and unemployment rates. Additionally, management receives input from store operations related to the local economic conditions.

If the cumulative undiscounted net cash flows are less than the carrying amount of the asset, the net cash flows are then discounted at the Company’s weighted average cost of capital and compared to the carrying value of the asset. The result is a write down of the asset to fair value by recording an impairment charge.

We have recently recorded significant asset impairment charges. Our determination of whether asset impairment has occurred is based on a comparison of the assets’ fair market values with the assets’ carrying values as noted above. Accordingly, we have recorded store impairment charges of $77.2 million for 341 stores in fiscal 2014 compared to $46.1 million for 230 stores in fiscal 2013 and $32.6 million for 119 stores in fiscal 2012 (see Note 4 to the Notes to Consolidated Financial Statements for a further discussion).  While we believe that current estimates of the impairment are appropriate, significant and unanticipated changes in future results could require a provision for impairment in a future period that could substantially affect our statement of operations in a period of such change. To the extent that actual cash flows differ materially from our projections, certain stores that are either not impaired or partially impaired may be further impaired in future periods. If forecasted sales assumptions were to decrease by 100 basis points, this would have resulted in an additional impairment charge of $1.7 million as of January 31, 2015. Additionally, if forecasted margin assumptions decreased by 100 basis points, this would have resulted in an additional impairment charge of $1.4 million as of January 31, 2015.

When stores under long-term leases close, we record a liability for the future minimum lease payments and related ancillary costs, net of estimated future sublease recoveries. Fair value is determined by estimating net future cash flows and discounting them using a risk-adjusted rate of interest. The Company estimates future sublease income based on its experience and knowledge of the market in which the closed store is located and, when necessary, uses real estate brokers. These estimates project net future cash flows several years into the future and are affected by factors such as inflation, real estate markets and economic conditions. Reserve estimates and related assumptions are updated on a quarterly basis. If the lease is subsequently terminated, the termination cost, if any, is recorded and the remaining exit cost obligation is reversed at the date of termination.

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

Goodwill and trademarks with an indefinite life are not amortized, but instead are assessed for impairment at least annually (on the first day of our fourth fiscal quarter) based on comparisons of their respective fair values to their carrying values. Additionally, goodwill and intangible assets are tested for impairment if an event occurs or circumstances change that would indicate that the carrying amount of such assets may not be recoverable. We test goodwill at the reporting unit level. In connection with the acquisition of substantially all of the assets of GoJane.com, Inc. on November 13, 2012, we allocated $13.9 million of the purchase price to goodwill, which was also its carrying value as of January 31, 2015. A reporting unit is an operating segment for which discrete financial information is prepared and regularly reviewed by segment management. We have deemed the GoJane operating segment to be the reporting unit at which goodwill is tested for GoJane.

ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”) amended the rules for testing goodwill for impairment and provided an entity with the option to first assess qualitative factors for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The optional qualitative assessment can be performed at the discretion of management for any or all of the reporting units in any given period. In preparing a qualitative analysis for each of our reporting units, we assess events and circumstances that may impact the fair value and the carrying amount of each reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. For each reporting unit, we compare its current carrying value as of the testing date to its most recent fair value. Based upon the differential noted, we may decide to perform the first step of the quantitative impairment test or to continue with the qualitative assessment by analyzing whether changes in the business and/or operating environment have occurred since the most recent fair value obtained that may impact this relationship. This assessment includes, but is not limited to, the identification of macroeconomic conditions, industry and market considerations that currently impact the reporting unit’s operating environment, as well as cost factors, overall financial performance including actual and projected operating results, and peer group share price trends. We examine the positive and negative influences of each relevant factor on the reporting unit’s fair value and qualitatively assess the impact that such factors (when considered both individually and in the aggregate) would have on a reporting unit’s fair value since the last full valuation was performed. If, after assessing the totality of events or circumstances, we determine that the potential impact of the positive and negative factors do not indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will conclude that goodwill is not impaired and performance of the two-step quantitative impairment test is not required.

When quantitatively evaluating goodwill for impairment, first, we determine the current fair value of the reporting unit by blending results from the market multiples approach and the income approach. These valuation approaches consider a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and comparable multiples from publicly-traded companies in our industry, and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. It is our policy to conduct impairment testing based on our most current business plans, projected future revenues and cash flows, which reflect changes we anticipate in the economy and the industry. The cash flows are based on five-year financial forecasts developed internally by management and are discounted to a present value using discount rates that properly account for the risk and nature of the reporting unit’s cash flows and the rates of return market participants would require to invest their capital in our reporting unit. The outcome of the market multiples and income approaches are heavily dependent upon the aforementioned projections. If the carrying value exceeds the fair value, we would then calculate the implied fair value of our reporting unit’s goodwill as compared to its carrying value to determine the appropriate impairment charge, if any. To calculate the implied fair value of goodwill the Company would allocate the reporting unit’s fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical scenario that faithfully represents an acquisition of the reporting unit in a business combination. If the implied fair value of the reporting unit’s goodwill is less than its carrying value, the difference is recorded as an impairment charge, not to exceed the balance of goodwill.

For the fourth quarter of fiscal 2014 goodwill and indefinite lived intangible asset impairment testing, management updated the five-year financial forecasts for fiscal 2015 through fiscal 2019, which contained declines in the projected financial performance of the GoJane reporting unit compared to the projections used in the impairment tests of prior years. The decrease in financial projections was primarily due to the fiscal 2014 decline in operating results, due in large part to a lack of new fashion trends and increased online competition in the target market. This reduction in revenues and cash flows forecasted for the GoJane reporting unit warranted performing the two-step quantitative test. Upon completing the step one quantitative impairment test, it was determined that the fair value exceeded the carrying value of the reporting unit. The fair value estimates incorporated in step one of the quantitative assessment were primarily based on third party appraisals, the market approach and the income approach, and specifically the relief from royalty method in regards to certain intangible assets. This appraisal incorporated a significant amount of judgment on the part of the third party valuation specialists regarding appropriate comparable companies and assessments of current market conditions, and the income approach valuations incorporated significant estimates and assumptions made by management including those relating to projected long-term rates of revenue and margin growth, and profitability. The estimated fair value of the GoJane reporting unit exceeded its carrying value at the date of testing by 9%. Given the current competitive environment and the uncertainties inherent in this business, there can be no assurance that the estimates and assumptions regarding the future revenue growth and profitability, made for purposes of our goodwill impairment testing, will prove to be accurate predictions of the future. If our assumptions of the GoJane reporting unit are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the fourth quarter of fiscal 2015, or on an interim basis, if any triggering event occurs outside of the quarter when we regularly perform our annual goodwill impairment test.

In connection with the acquisitions of the assets of GoJane, we allocated $11.4 million of the purchase price to the trademarks. A trademark is considered impaired if the estimated fair value of the trademark is less than the carrying amount. If a trademark is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the trademark. The fair value of the trademarks is determined using an independent third party valuation specialist. During the fourth quarter of fiscal 2014, we completed our annual impairment review of the trademarks and as a result, we recognized $5.1 million of impairment charges because the fair value of the GoJane trademarks did not exceed its carrying amount as of the date of our annual impairment review. As of January 31, 2015, the carrying value of the trademarks was written down to $6.3 million. As noted above, if actual results are not consistent with our estimates and projections of future operating performance used in the calculations, we may be required to record further impairment charges.

Recent Accounting Developments

See the section “Recent Accounting Developments” included in Note 1 to the Notes to Consolidated Financial Statements for a discussion of recent accounting developments and their impact on our Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As of January 31, 2015, we had no outstanding borrowings under our Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of January 31, 2015, the outstanding letter of credit was $0.2 million and expires on June 30, 2015. We do not have any other stand-by or commercial letters of credit as of January 31, 2015 under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk from interest rate fluctuations. As of January 31, 2015, we had only fixed rate long term debt outstanding and had not entered into any derivative instruments.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency, are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive loss. The unrealized gain of approximately $1.2 million is included in accumulated other comprehensive loss as of January 31, 2015. A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $0.7 million, which would be recorded in other comprehensive (loss) income as an unrealized gain or loss.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aéropostale, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Aéropostale, Inc. and subsidiaries (the "Company") as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aéropostale, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, in the fourth quarter, the Company adopted new guidance on the presentation of discontinued operations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aéropostale, Inc.
New York, New York

We have audited the internal control over financial reporting of Aéropostale, Inc. and subsidiaries (the "Company") as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended January 31, 2015 of the Company and our report dated March 30, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of new guidance on the presentation of discontinued operations.

/s/ Deloitte & Touche LLP

New York, New York
March 30, 2015

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	January 31, 2015	February 1, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$151,750	$106,517
Merchandise inventory	130,474	172,311
Income taxes receivable and prepaid income taxes	18,306	50,388
Prepaid rent	18,821	21,116
Prepaid expenses and other current assets	29,936	26,289
Total current assets	349,287	376,621
Fixtures, equipment and improvements, net	130,109	235,401
Goodwill	13,919	13,919
Intangible assets, net	8,809	14,661
Other assets	10,065	7,039
TOTAL ASSETS	$512,189	$647,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$88,289	$138,245
Accrued expenses and other current liabilities	110,560	102,116
Total current liabilities	198,849	240,361

Indebtedness to related party	138,540	—

Non-current liabilities	81,248	126,588

Commitments and contingent liabilities (See Notes 2, 3, 4, 10, 12, 13 and 15)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; 1 and 0 shares issued or outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 79,640 and 78,616 shares issued	796	786
Additional paid-in capital	247,775	231,202
Accumulated other comprehensive income (loss)	3,098	(1,183)
Accumulated (deficit) earnings	(154,965)	51,493
Treasury stock at cost; 498 and 118 shares	(3,152)	(1,606)
Total stockholders’ equity	93,552	280,692
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$512,189	$647,641

See Notes to Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net sales	$1,838,663	$2,090,902	$2,386,178
Cost of sales (includes certain buying, occupancy and warehousing expenses) [1]	1,502,225	1,733,539	1,796,821
Gross profit	336,438	357,363	589,357
Selling, general and administrative expenses	508,611	542,569	529,846
Restructuring charges	40,356	—	—
Intangible asset impairment	5,100	—	—
Reversal of contingent consideration	(4,491)	—	—
(Loss) income from operations	(213,138)	(185,206)	59,511
Interest expense, net [2]	8,783	913	485
(Loss) income before income taxes	(221,921)	(186,119)	59,026
Income tax (benefit) provision	(15,463)	(44,288)	24,103
Net (loss) income	$(206,458)	$(141,831)	$34,923
Basic (loss) earnings per share	$(2.62)	$(1.81)	$0.44
Diluted (loss) earnings per share	$(2.62)	$(1.81)	$0.43
Weighted average basic shares	78,862	78,455	80,069
Weighted average diluted shares	78,862	78,455	80,494

1 Includes cost of merchandise from related party of $1.3 million during fiscal 2014.
2 Includes interest expense to related party of $6.8 million during fiscal 2014.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net (loss) income	$(206,458)	$(141,831)	$34,923
Other comprehensive income (loss):
Pension liability, net of income taxes of $0, $1,215 and $345, respectively	3,944	534	817
Foreign currency translation adjustment (See Note 6)	337	(1,907)	212
Other comprehensive income (loss)	4,281	(1,373)	1,029
Comprehensive (loss) income	$(202,177)	$(143,204)	$35,952

See Notes to Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional Paid-in	Treasury Stock, at Cost		Accumulated Other Comprehensive	Accumulated (Deficit)
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	(Loss) Income	Earnings	Total
	(In thousands)
BALANCE, JANUARY 29, 2012	91,259	$913	—	$—	$206,670	(10,429)	$(256,589)	$(839)	$459,279	$409,434
Net income	—	—	—		—	—	—	—	34,923	34,923
Stock options exercised	50	—	—	—	724	—	—	—	—	724
Pension liability (net of tax of $345)	—	—	—	—	—	—	—	817	—	817
Excess tax benefit from stock-based compensation	—	—	—	—	617	—	—	—	—	617
Repurchase of common stock	—	—	—	—	—	(3,000)	(40,842)	—	—	(40,842)
Stock-based compensation	—	—	—	—	8,056	—	—	—	—	8,056
Foreign currency translation adjustment	—	—	—	—	—	—	—	212	—	212
Vesting of stock	566	6	—	—	—	(167)	(3,583)	—	—	(3,577)
Retirement of treasury stock	(13,596)	(136)	—	—	—	13,596	301,014	—	(300,878)	—
BALANCE, FEBRUARY 2, 2013	78,279	783	—	—	216,067	—	—	190	193,324	410,364
Net income	—	—	—	—	—	—	—	—	(141,831)	(141,831)
Stock options exercised	21	—	—	—	219	—	—	—	—	219
Pension liability (net of tax of $1,215)	—	—	—	—	—	—	—	534	—	534
Excess tax benefit from stock-based compensation	—	—	—	—	(1,404)	—	—	—	—	(1,404)
Stock-based compensation	—	—	—	—	16,320	—	—	—	—	16,320
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1,907)	—	(1,907)
Vesting of stock	316	3	—	—	—	(118)	(1,606)	—	—	(1,603)
BALANCE, FEBRUARY 1, 2014	78,616	786	—	—	231,202	(118)	(1,606)	(1,183)	51,493	280,692
Net loss	—	—	—	—	—	—	—	—	(206,458)	(206,458)
Pension liability (net of tax of $0)	—	—	—	—	—	—	—	3,944	—	3,944
Issuance of preferred stock	—	—	1	—	5,654	—	—	—	—	5,654
Stock-based compensation	—	—	—	—	10,291	—	—	—	—	10,291
Foreign currency translation adjustment	—	—	—	—	—	—	—	337	—	337
Modification of liability awards	—	—	—	—	638	—	—	—	—	638
Vesting of stock	1,024	10	—	—	(10)	(380)	(1,546)	—	—	(1,546)
BALANCE, JANUARY 31, 2015	79,640	$796	1	$—	$247,775	(498)	$(3,152)	$3,098	$(154,965)	$93,552

See Notes to Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(206,458)	$(141,831)	$34,923
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	50,687	64,386	65,780
Asset impairment charges	82,325	46,070	32,633
Stock-based compensation	14,775	18,078	8,056
Amortization of tenant allowances	(26,733)	(13,499)	(13,118)
Amortization of deferred rent expense	(7,865)	2,427	4,314
Amortization of debt discount/premium and deferred financing fees	7,994	—	—
Pension expense	1,731	2,945	2,376
Subsequent re-measurement of contingent consideration	(4,491)	—	—
Deferred income taxes	4,404	(1,760)	(8,860)
Excess tax benefits from stock-based compensation	—	—	(617)
Other	(486)	397	—
Changes in operating assets and liabilities:
Merchandise inventory	40,808	(17,944)	11,256
Prepaid taxes and other assets	30,429	(43,715)	(4,645)
Accounts payable	(49,482)	48,909	(13,430)
Accrued expenses and other liabilities	6,652	(2,836)	26,143
Net cash (used in) provided by operating activities	(55,710)	(38,373)	144,811

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of GoJane.com, Inc.	—	(381)	(25,175)
Capital expenditures	(23,837)	(84,089)	(72,309)
Change in restricted cash	(2,007)	—	—
Net cash used in investing activities	(25,844)	(84,470)	(97,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(1,546)	(1,606)	(40,842)
Proceeds from exercise of stock options	—	219	724
Excess tax benefits from stock-based compensation	—	—	617
Borrowings under revolving credit facility	75,500	—	—
Repayments under revolving credit facility	(75,500)	—	—
Net proceeds from Sycamore transaction	137,648	—	—
Financing fees related to Sycamore transaction and revolving credit facility	(6,852)	—	—
Contingent consideration payment	(1,531)	—	—
Net cash provided by (used in) financing activities	127,719	(1,387)	(39,501)

Effect of exchange rate changes	(932)	(754)	(37)
Net increase (decrease) in cash and cash equivalents	45,233	(124,984)	7,789
Cash and cash equivalents, beginning of year	106,517	231,501	223,712
Cash and cash equivalents, end of year	$151,750	$106,517	$231,501
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$2,491	$12,836	$21,009
Accruals related to purchases of property and equipment	$1,196	$2,460	$2,030
Contingent and additional consideration liability related to GoJane acquisition	$—	$—	$7,400

See Notes to Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Organization

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated or unless the context otherwise requires. We are a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through our Aéropostale stores and 4 to 12 year-olds through our P.S. from Aéropostale stores.  As of January 31, 2015, we operated 860 stores, consisting of 773 Aéropostale stores in all 50 states and Puerto Rico, 61 Aéropostale stores in Canada, as well as 26 P.S. from Aéropostale stores in 12 states.  In addition, pursuant to various licensing agreements, our licensees operated 239 Aéropostale and P.S. from Aéropostale locations in the Middle East, Asia, Europe and Latin America as of January 31, 2015.

In November 2012, we acquired substantially all of the assets of online women's fashion footwear and apparel retailer GoJane.com, Inc. (“GoJane”). Based in Ontario, California, GoJane focuses primarily on fashion footwear, with a select offering of contemporary apparel and other accessories. See Note 5 for additional information on the acquisition of GoJane.

Basis of Consolidation and Presentation

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Consolidated Financial Statements include the accounts of Aéropostale, Inc. and its subsidiaries.  All inter-company accounts and transactions have been eliminated in consolidation.

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31. Fiscal 2014 was the 52-week period ended January 31, 2015, fiscal 2013 was the 52-week period ended February 1, 2014 and fiscal 2012 was the 53-week period ended February 2, 2013. Fiscal 2015 will be the 52-week period ending January 30, 2016.

Our Business and Liquidity

Declining mall traffic, a highly promotional and competitive teen retail environment and a shift in customer demand away from logo-based product have contributed to unfavorable financial performance.  We have experienced declining store sales and incurred net losses from operations in fiscal 2014 and 2013. This has led to cash outflows from operations of $55.7 million in fiscal 2014 and $38.4 million in fiscal 2013.  In fiscal 2014, we took steps to enhance our liquidity position including increasing the availability under our revolving credit facility (refer to Note 10), obtaining financing from affiliates of Sycamore Partners, (refer to note 2), restructuring our corporate headquarters and P.S. from Aéropostale business, closing under-performing Aéropostale stores (refer to Note 3) and various other strategic actions directed toward improving our sales and margin. Our ability to fund operations and capital expenditures in the future will be dependent on our ability to generate cash from operations, maintain or improve margins, decrease significantly the rate of decline in store sales and to borrow funds available under our loan agreements. Our ability to borrow funds is dependent, in part, on our ability to meet all covenants, including a financial covenant in our loan agreement with affiliates of Sycamore Partners which requires a minimum liquidity coverage of $70.0 million of cash and availability under the revolving credit facility. At January 31, 2015, we had cash and cash equivalents of $151.8 million, other working capital of $150.4 million and no borrowings outstanding under our revolving credit facility with availability of $116.8 million. Our cash on hand and availability under the revolving credit facility exceeded the $70.0 million minimum availability covenant by $198.6 million. If we do not generate sufficient cash flow from operations to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, we may need to take various further actions, such as down-sizing and/or eliminating certain operations, which could include exit costs, or reducing or delaying capital expenditures, strategic investments or other actions. We believe that cash on hand and availability under our revolving credit facility will be sufficient to fund operations and cash flow requirements for fiscal 2015. However, there can be no assurance that we will be able to achieve our strategic initiatives or obtain additional funding on favorable terms in the future which would have a significant adverse effect on our operations.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. Actual results could differ materially from those estimated.

The most significant estimates made by management include those made in the areas of merchandise inventory valuation, impairment analysis of long-lived assets, exit cost obligations, impairment analysis of goodwill and indefinite-lived intangible assets and income taxes. Management periodically evaluates estimates used in the preparation of the Consolidated Financial Statements for continued reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based on such periodic evaluations.

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

During fiscal 2014 and 2013, we sourced approximately 81% and 83%, respectively, of our merchandise from our top five merchandise vendors.  The loss of any of these sources could adversely impact our ability to operate our business.

Seasonality

Our business is highly seasonal and historically, we have realized a significant portion of our sales and cash flow in the second half of the fiscal year, attributable to the impact of the back-to-school selling season in the third quarter and the holiday selling season in the fourth quarter. Additionally, working capital requirements fluctuate during the year, increasing in mid-summer in anticipation of the third and fourth quarters.

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of our Canadian subsidiary have been translated into United States dollars by translating balance sheet accounts at the year-end exchange rate and statement of operations accounts at the average exchange rates for the year. Foreign currency translation gains and losses are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive income (loss) and are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.  The balance of the unrealized foreign currency translation adjustment included in accumulated other comprehensive income (loss) was income of $1.2 million as of January 31, 2015 compared to $0.8 million as of February 1, 2014.  Foreign currency transaction gains and losses are charged or credited to earnings as incurred.

Cash Equivalents

We include credit card receivables and all short-term investments that qualify as cash equivalents with an original maturity of three months or less in cash and cash equivalents.

Fair Value Measurements

We follow the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement Disclosures” (“ASC 820”) as it relates to financial and nonfinancial assets and liabilities. Our non-financial assets, which include fixtures, equipment and improvements and intangible assets, are not required to be measured at fair value on a recurring basis.  However, if certain triggering events occur, or if an impairment test is required and we are required to evaluate the non-financial asset for impairment, we would record an impairment charge if the carrying value of the non-financial asset exceeds its fair value. (See Note 4 for a further discussion).

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

Merchandise Inventory

Merchandise inventory consists of finished goods and is valued utilizing the cost method at the lower of cost or market determined on a weighted average basis. Merchandise inventory includes warehousing, freight, merchandise and design costs as an inventory product cost. We make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We recorded adjustments to reduce the carrying value of inventory to the lower of cost or market of $15.5 million as of January 31, 2015 and $27.6 million as of February 1, 2014.

Vendor Rebates

We receive vendor rebates from certain merchandise suppliers. The vendor rebates are earned as we receive merchandise from the suppliers and are computed at an agreed upon percentage of the purchase amount. Vendor rebates are recorded as a reduction of merchandise inventory and are then recognized as a reduction of cost of sales when the related inventory is sold. Vendor rebates recorded as a reduction of the carrying value of merchandise inventory were $0.5 million as of January 31, 2015 and $0.9 million as of February 1, 2014. Vendor rebates recorded as a reduction of cost of sales were $6.1 million for fiscal 2014, $9.7 million for fiscal 2013, and $10.1 million for fiscal 2012.

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

Goodwill and trademarks with an indefinite life are not amortized, but instead are assessed for impairment at least annually (on the first day of our fourth fiscal quarter) based on comparisons of their respective fair values to their carrying values. Additionally, goodwill and intangible assets are tested for impairment if an event occurs or circumstances change that would indicate that the carrying amount of such assets may not be recoverable. We test goodwill at the reporting unit level. In connection with the acquisition of substantially all of the assets of GoJane.com, Inc. on November 13, 2012, we allocated $13.9 million of the purchase price to goodwill, which was also its carrying value as of January 31, 2015. A reporting unit is an operating segment for which discrete financial information is prepared and regularly reviewed by segment management. We have deemed the GoJane operating segment to be the reporting unit at which goodwill is tested for GoJane.

ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”) amended the rules for testing goodwill for impairment and provided an entity with the option to first assess qualitative factors for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The optional qualitative assessment can be performed at the discretion of management for any or all of the reporting units in any given period. In preparing a qualitative analysis for each of our reporting units, we assess events and circumstances that may impact the fair value and the carrying amount of each reporting unit. The identification of relevant events and circumstances and how these may impact a reporting unit’s fair value or carrying amount involve significant judgments and assumptions. For each reporting unit, we compare its current carrying value as of the testing date to its most recent fair value. Based upon the differential noted, we may decide to perform the first step of the quantitative impairment test or to continue with the qualitative assessment by analyzing whether changes in the business and/or operating environment have occurred since the most recent fair value obtained that may impact this relationship. This assessment includes, but is not limited to, the identification of macroeconomic conditions, industry and market considerations that currently impact the reporting unit’s operating environment, as well as cost factors, overall financial performance including actual and projected operating results and peer group share price trends. We examine the positive and negative influences of each relevant factor on the reporting unit’s fair value and qualitatively assess the impact that such factors (when considered both individually and in the aggregate) would have on a reporting unit’s fair value since the last full valuation was performed. If, after assessing the totality of events or circumstances, we determine that the potential impact of the positive and negative factors do not indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will conclude that goodwill is not impaired and performance of the two-step quantitative impairment test is not required.

When quantitatively evaluating goodwill for impairment, we determine the current fair value of the reporting unit by blending results from the market multiples approach and the income approach. These valuation approaches consider a number of factors that include, but are not limited to, expected future cash flows, growth rates, discount rates, and comparable multiples from publicly-traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business. It is our policy to conduct impairment testing based on our most current business plans, projected future revenues and cash flows, which reflect changes we anticipate in the economy and the industry. The cash flows are based on five-year financial forecasts developed internally by management and are discounted to a present value using discount rates that properly account for the risk and nature of the reporting unit’s cash flows and the rates of return market participants would require to invest their capital in our reporting unit. The outcome of the market multiples and income approaches are heavily dependent upon the aforementioned projections. If the carrying value exceeds the fair value, we would then calculate the implied fair value of our reporting unit’s goodwill as compared to its carrying value to determine the appropriate impairment charge, if any. To calculate the implied fair value of goodwill the Company would allocate the reporting unit’s fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical scenario that faithfully represents an acquisition of the reporting unit in a business combination. If the implied fair value of the reporting unit’s goodwill is less than its carrying value, the difference is recorded as an impairment charge, not to exceed the balance of goodwill.

For the fourth quarter of fiscal 2014 goodwill and indefinite lived intangible asset impairment testing, management updated the five-year financial forecasts for fiscal 2015 through fiscal 2019, which contained declines in the projected financial performance of the GoJane reporting unit compared to the projections used in the impairment tests of prior years. The decrease in financial projections was primarily due to the fiscal 2014 decline in operating results, due in large part to a lack of new fashion trends and increased online competition in the target market. This reduction in revenues and cash flows forecasted for the GoJane reporting unit warranted performing the two-step quantitative test. Upon completing the step one quantitative impairment test, it was determined that the fair value exceeded the carrying value of the reporting unit and accordingly, no impairment charge was recorded. The fair value estimates incorporated in step one of the quantitative assessment were primarily based on third party appraisals, the market approach and the income approach and specifically the relief from royalty method in regard to certain intangible assets. This appraisal incorporated a significant amount of judgment on the part of the third party valuation specialists regarding appropriate comparable companies and assessments of current market conditions, and the income approach valuations incorporated significant estimates and assumptions made by management including those relating to projected long-term rates of revenue and margin growth, and profitability.

The estimated fair value of the GoJane reporting unit exceeded its carrying value at the date of testing by 9%. Given the current competitive environment and the uncertainties inherent in this business, there can be no assurance that the estimates and assumptions regarding the future revenue growth and profitability, made for purposes of our goodwill impairment testing, will prove to be accurate predictions of the future. If our assumptions of the GoJane reporting unit are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the fourth quarter of fiscal 2015, or on an interim basis, if any triggering event occurs outside of the quarter when we regularly perform our annual goodwill impairment test.

In connection with the acquisitions of the assets of GoJane, we allocated $11.4 million of the purchase price to the trademarks. A trademark is considered impaired if the estimated fair value of the trademark is less than the carrying amount. If a trademark is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the trademark. The fair value of the trademarks is determined using an independent third party valuation specialist. During the fourth quarter of fiscal 2014, we completed our annual impairment review of the trademarks and as a result, we recognized $5.1 million of impairment charges because the fair value of the GoJane trademarks did not exceed its carrying amount as of the date of our annual impairment review. As of January 31, 2015, the carrying value of the trademarks was written down to $6.3 million. As noted above, if actual results are not consistent with our estimates and projections of future operating performance used in the calculations, we may be required to record further impairment charges.

Evaluation for Long-Lived Asset Impairment

We periodically evaluate the need to recognize impairment losses relating to long-lived assets in accordance with FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”).  Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, we estimate the future undiscounted net cash flows expected to result from the use of the asset and its eventual disposition. If the cumulative undiscounted net cash flows are less than the carrying amount of the asset, the net cash flows are then discounted at the Company’s weighted average cost of capital and compared to the carrying value of the assets. The result is a write down of the asset to fair value by recording an impairment charge.  The estimation of fair value is measured by discounting expected future net cash flows.   The recoverability assessment related to store-level assets requires judgments and estimates of future revenues, gross margin rates, store expenses and the weighted average cost of capital.  We base these estimates upon our past and expected future performance.  We believe our estimates are appropriate in light of current market conditions.  However, actual results may differ materially from those estimated which could result in additional impairments of long-lived assets in future periods, and could have a material impact on our Consolidated Financial Statements (See Note 4 for a further discussion).

Pre-Opening Expenses

New store pre-opening costs are expensed as they are incurred.

Exit Cost Obligations

When stores under long-term leases close, we record a liability at fair value for the future minimum lease payments and related ancillary costs, net of estimated future sublease recoveries. Fair value is determined by estimating net future cash flows and discounting them using a risk-adjusted rate of interest. Reserve estimates and related assumptions are updated on a quarterly basis. If the lease is subsequently terminated, the termination cost, if any, is recorded and the remaining exit cost obligation is reversed at the date of termination.

Leases

Our store operating leases typically provide for fixed non-contingent rent escalations. Rent payments under our store leases typically commence when the store opens.  These leases include a pre-opening period that allows us to take possession of the property to fixture and merchandise the store. We recognize rent expense on a straight-line basis over the non-cancelable term of each individual underlying lease, commencing when we take possession of the property (see Note 15 for further information regarding leases).

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

Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores and at the time our e-commerce customers take possession of merchandise. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized.  Also included in sales revenue is shipping revenue from our e-commerce customers.  Sales tax collected from customers is excluded from revenue and is included in accrued expenses on our Consolidated Balance Sheets.  Revenue from international licensing arrangements is recognized when earned in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum royalty levels.  We recorded revenue related to international licensing arrangements in net sales of $34.7 million in fiscal 2014, $21.5 million in fiscal 2013 and $7.2 million in fiscal 2012. Additionally, we recorded net sales related to gift card breakage income of $4.9 million in fiscal 2014, $5.8 million in fiscal 2013 and $3.7 million in fiscal 2012.

Gift Cards

We sell gift cards to our customers in our retail stores, through our websites and through select third parties. We do not charge administrative fees on unused gift cards and our gift cards do not have an expiration date.  Revenue is not recorded on the purchase of gift cards.  A current liability is recorded upon purchase and revenue is recognized when the gift card or store credits are redeemed for merchandise.  We also recognize breakage income for the portion of gift cards estimated to be unredeemed.  We have relieved our legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction.  We therefore determined that the likelihood of certain gift cards being redeemed by the customer was remote, based upon historical redemption patterns of gift cards.  For those gift cards that we determined redemption to be remote, we reversed our liability and recorded gift card breakage income in net sales.

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

Self-Insurance

We self-insure our workers compensation claims and our employee medical benefits. The recorded liabilities for these obligations are calculated primarily using historical experience and current information. The liabilities include amounts for actual claims and estimated claims incurred but not yet reported.  Self-insurance liabilities were $5.7 million at January 31, 2015 and $5.2 million at February 1, 2014.  We paid workers compensation claims of $0.9 million in fiscal 2014, $0.9 million in fiscal 2013 and $1.0 million in fiscal 2012.  In addition, we paid employee medical claims of $15.4 million in fiscal 2014, $16.2 million in fiscal 2013 and $14.1 million in fiscal 2012.

Retirement Benefit Plans

Our retirement benefit plan costs are accounted for using actuarial valuations required by FASB ASC Topic 715 “Compensation – Retirement Benefits” (“ASC 715”).  ASC 715 requires an entity to recognize the funded status of its defined pension plans on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive (loss) income, net of income taxes (see Note 13 for a further discussion).

Marketing Costs

Marketing costs, which include e-commerce, print, radio and other media advertising, are expensed at the point of first broadcast or distribution, and were $26.7 million in fiscal 2014, $22.4 million in fiscal 2013, and $17.5 million in fiscal 2012.

Stock-Based Compensation

We follow the provisions from the FASB ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”). Under such guidance, all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the statements of operations (see Note 12 for a further discussion).

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

Reclassifications

Certain reclassifications were made to prior year amounts to conform to the current period presentation, specifically we condensed the amortization of intangible assets into depreciation and amortization in the Consolidated Statements of Cash Flow as of February 1, 2014 and February 2, 2013.

Recent Accounting Developments

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). Under ASU 2014-15, management is required to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about [the] entity’s ability to continue as a going concern.” The new standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. Management is still assessing the impact of the adoption to our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Management is still assessing the impact of the adoption to our consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, the ASU expands the disclosure requirements for disposals that meet the definition of a discontinued operation, requires entities to disclose information about disposals of individually significant components and defines “discontinued operations” similarly to how it is defined under International Financial Reporting Standards 5, Non-current Assets Held for Sale and Discontinued Operations. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. We have elected to early adopt this guidance effective as of the beginning of the fourth quarter of fiscal 2014. See Note 3 for the impact of the adoption.

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-11, Income Taxes ("ASU 2013-11") which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with certain exceptions. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. This guidance became effective prospectively for the Company in the first quarter of 2014. The adoption did not have a material impact to the overall tax provision of Aéropostale.

2.  Closing of $150.0 Million Financing Transaction

On May 23, 2014, we entered into (i) a Loan and Security Agreement (the "Loan Agreement") with affiliates of Sycamore Partners, (ii) a Stock Purchase Agreement (the "Stock Purchase Agreement") with Aero Investors LLC, an affiliate of Sycamore Partners for the purchase of 1,000 shares of Series B Convertible Preferred Stock of the Company, $0.01 par value (the "Series B Preferred Stock") and (iii) an Investor Rights Agreement with Sycamore Partners ("Sycamore Transaction").

As of May 23, 2014 and December 31, 2014, Lemur LLC, an affiliate of Sycamore Partners, owned approximately 8% of our outstanding common stock. Stefan Kaluzny, a managing director at Sycamore Partners, joined our Board of Directors upon the closing of this transaction. In addition to Mr. Kaluzny, Sycamore Partners received the right to appoint one additional member to our Board, and appointed Julian R. Geiger, who subsequently agreed to become our CEO on August 18, 2014. Additionally a third independent appointee was mutually agreed upon by Sycamore Partners and us. Sycamore Partners and its affiliates and Mr. Kaluzny are considered related parties due to their ownership interest in us (see Note 18 for a further discussion).

The Loan Agreement made term loans available to us in the principal amount of $150.0 million, consisting of two tranches: a five-year $100.0 million term loan facility (the "Tranche A Loan") and a 10-year $50.0 million term loan facility (the "Tranche B Loan" and, together with the Tranche A Loan, the "Term Loans").

Simultaneously with entering into the Loan Agreement, we amended our existing revolving credit facility with Bank of America, N.A. to allow for the incurrence of the additional debt under the Loan Agreement.

The accounting guidance related to multiple deliverables in an arrangement provides direction on determining if separate contracts should be evaluated as a single arrangement and if an arrangement involves a single unit of accounting or separate units of accounting. We determined that there were four units of accounting or elements of the arrangement which included Tranche A Loan, Tranche B Loan, Series B convertible preferred stock and the Sourcing Agreement (as hereinafter defined). We allocated the initial value based on the relative fair values of each element in the transaction. We estimated the fair values of Tranche A Loan and Tranche B Loan using the discounted cash flow method. Under this method, the projected interest and principal payments are projected through the life of each loan. These cash flows are then discounted to the present value at an appropriate market-derived discount rate, taking into account market yields at the date of issuance and an assessment of the credit rating applicable to us based on the consideration of various credit metrics along with the terms of each loan (such as duration, coupon rate, etc.) to derive an indication of fair value. These instruments are classified as a Level 3 measurement, as they are not publicly traded and therefore, we are unable to obtain quoted market prices. The Series B Preferred Stock represents a convertible security that can be exchanged for shares of Company common stock upon the payment of a cash conversion price of $7.25 per common share equivalent.  Effectively, the Series B Preferred Stock has the characteristic of a warrant as each share represents an option to purchase 3,932.018 shares of common stock at an exercise price of $7.25 per common share and there is no dividend or liquidation preference associated with the Series B Preferred Stock. Accordingly, the Black-Scholes model was used to determine the fair value of the Convertible Shares with an expected life of 10 years, a risk free interest rate of 2.54% and expected volatility of 50%. The Sourcing Agreement was determined to be at fair value and therefore no proceeds were allocated to the agreement.

On May 23, 2014, the Term Loans were disbursed in full and we received net proceeds of $137.6 million from affiliates of Sycamore Partners, after deducting the first year interest payment and certain issuance fees.

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

The Loan Agreement contains representations, covenants and events of default that are substantially consistent with our existing revolving credit facility with Bank of America, N.A. The Loan Agreement also contains a $70.0 million minimum liquidity covenant. The Company was in compliance with the minimum liquidity covenant under the Loan Agreements at January 31, 2015.

The proceeds of the Term Loans were used for working capital and other general corporate purposes. Prepayment of the Tranche A Loan will require payment of a premium of 10% of the principal amount prepaid on or before the one year anniversary of the closing and 5% of the principal amount prepaid on or before the second anniversary of the closing. There is no prepayment penalty after the second anniversary of the closing. The Tranche B Loan may be prepaid at any time without premium or penalty.

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

We had fair values of $135.2 million in borrowings outstanding under the Loan Agreement, with face value of $150.0 million and carrying value of $138.5 million, as of January 31, 2015. Fair value outstanding for Tranche A Loan was $105.9 million, with a face value of $100.0 million and carrying value of $106.9 million. Fair value outstanding for Tranche B Loan was $29.3 million, with a face value of $50.0 million and carrying value of $31.6 million. Total interest and fees expense associated with this transaction was $6.8 million during fiscal 2014.

Series B Convertible Preferred Stock

Concurrent with, and as a condition to, entering into the Loan Agreement, we issued 1,000 shares of the Series B Preferred Stock to affiliates of Sycamore Partner at an aggregate offer price of $100 thousand. Each share of Series B Preferred Stock is convertible at any time at the option of the holder on or prior to May 23, 2024 into shares of common stock at an initial conversion rate of 3,932.018 for each share of Series B Preferred Stock. The common stock underlying the Series B Preferred Stock represents 5% of our issued and outstanding common stock as of May 23, 2014. The Series B Preferred Stock is convertible into shares of the common stock at an initial cash conversion price of $7.25 per share of the underlying common stock. The number of shares of Series B Preferred Stock or common stock to be issued upon exercise and the respective exercise prices are subject to adjustment for changes in the Series B Preferred Stock or common stock, such as stock dividends, stock splits, and similar changes. In the event of a change of control transaction, the Series B Preferred Stock will automatically convert into common stock subject to payment by the holder of such Series B Preferred of the aggregate cash conversion price then in effect, if such conversion price is lower than the per share consideration to be received in the change of control transaction. If the per share consideration to be received in the change of control transaction is less than or equal to the per share cash conversion price then in effect, the Series B Preferred will be automatically converted into a right to receive an amount per share equal to the par value of such share of Series B Preferred Stock.

We analyzed the embedded conversion option for derivative accounting consideration under FASB ASC Subtopic 815-15, “Derivatives and Hedging” and determined that the conversion option should be classified as equity. We also analyzed the conversion option for beneficial conversion features consideration under ASC Subtopic 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none. The Series B Preferred Stock was recorded in equity at a fair value of $5.9 million upon issuance, and was not recorded as a liability on the Consolidated Balance Sheet.

Non-Exclusive Sourcing Agreement

As a condition to funding the Tranche B Loan, we and one of our subsidiaries also entered into a non-exclusive Sourcing Agreement (the "Sourcing Agreement") with TSAM (Delaware) LLC (d/b/a MGF Sourcing US LLC), an affiliate of Sycamore Partners ("MGF"). The price of merchandise sold to us by MGF pursuant to the Sourcing Agreement is required to be competitive to market. We commenced sourcing goods with MGF pursuant to the Sourcing Agreement during the fourth quarter of 2014.

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

We may terminate the Sourcing Agreement upon nine months' prior notice at any time after the first three years of the Minimum Volume Commitment Period have elapsed, subject to payment of a termination fee scaled to the term remaining under the Sourcing Agreement.

3.  Restructuring Program and Other Store Exit Costs

On April 30, 2014, following an assessment of changing consumer patterns, management and the Board of Directors approved a comprehensive plan to restructure the P.S. from Aéropostale business, which is included in our retail store and e-commerce segment, and to reduce costs. We planned to close 126 P.S. from Aéropostale stores, primarily in mall locations, and streamline and improve the Company's expense structure. We also continue to focus on sales channels with higher expectations for growth, including off-mall locations, e-commerce and international licensing of P.S. from Aéropostale. As of January 31, 2015, we closed 126 P.S. from Aéropostale stores, primarily in mall locations, of which 115 were closed during the fourth quarter of 2014. The cost reduction program also targeted direct and indirect spending across the organization. This has included the reduction of corporate headcount by eliminating approximately 100 open or occupied positions to align with our current business strategies.

The following is a summary of expenses, recognized in restructuring charges in the statement of operations, incurred during fiscal 2014 associated with this program:

Fiscal Year Ended
January 31, 2015
(In thousands)
Severance	$4,114
Reversal of unamortized tenant allowances and deferred rent, net of lease termination costs	(4,702)
Exit cost obligations, net of reversal of unamortized tenant allowances and deferred rent [1]	6,385
Impairment charges	30,497
Other exit costs	4,062
Total	$40,356

The Company accrued liabilities for the above mentioned restructuring charges as of January 31, 2015 as follows:

	Impairments	Severance	Lease Costs [1]	Unamortized Tenant Allowance and Deferred Rent	Other Exit Costs	Total
	(In thousands)
Liability/Charge at Program Inception	$30,497	$1,060	$1,046	$(17,718)	$1,886	$16,771
Additions	—	3,054	18,355	—	2,176	23,585
Paid or Utilized	(30,497)	(4,086)	(6,808)		(4,062)	(45,453)
Adjustments	—	—	—	17,718	—	17,718
Liability as of January 31, 2015	$—	$28	$12,593	$—	$—	$12,621

1 Includes liabilities of $12.6 million related to stores that were closed during fiscal 2014 for which the leases had not been terminated. The liabilities represent the present value of the remaining lease obligations net of estimated sublease income. If leases are subsequently terminated the related exit cost obligations will be reversed at that time and the termination cost, if any, would be recorded. Of these liabilities, $8.5 million is recorded in accrued expenses and other current liabilities and the balance is included in non-current liabilities.

We closed 115 P.S. from Aéropostale stores during the fourth quarter of fiscal 2014 related to the above mentioned restructuring program. We have elected to early adopt the provisions of ASU 2014-08, "Discontinued Operations and Disclosures of Disposals of Components of an Entity", as of the beginning of the fourth quarter of fiscal 2014 (see Note 1 for a further discussion). We assessed the disposal group under this guidance and concluded the closure of the disposal group to be a "strategic shift". However, this strategic shift was not determined to be a "major" strategic shift based on the portion of our consolidated business that the disposal group represented. Accordingly the disposal group was not presented in the financial statements as discontinued operations. However, we have concluded that this disposal group was an individually significant disposal group. Pretax losses for this disposal group of stores were $43.1 million for fiscal 2014, $20.6 million for fiscal 2013, and $15.9 million for fiscal 2012. These pretax losses included asset impairment charges of $30.2 million for fiscal 2014, $8.3 million for fiscal 2013, and $8.9 million for fiscal 2012.

Separate and apart from the above mentioned restructuring program, we also closed 122 Aéropostale stores, which included 77 stores in the fourth quarter, in the United States and Canada during fiscal 2014. We have determined that the fourth quarter closures were a result of our ongoing assessment of real estate portfolio optimization, and not a strategic shift. Therefore, these store closures were also not presented in the financial statements as discontinued operations. We recorded lease termination charges of $2.7 million, net of the reversal of unamortized tenant allowances and deferred rent, and severance expenses of $1.7 million related to these store closures during fiscal 2014. Additionally, we had store exit obligations of $1.5 million, net of the reversal of unamortized tenant allowances and deferred rent as of January 31, 2015. Included in this net amount are liabilities of $4.5 million related to stores that were closed during fiscal 2014 for which the leases had not been terminated. The liabilities represent the present value of the remaining lease obligations net of estimated sublease income. If leases are subsequently terminated, the related exit cost obligations will be reversed at that time and the termination cost, if any, will be recorded.

4.  Fair Value Measurements

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	Level 1		Level 2		Level 3
	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014	January 31, 2015	February 1, 2014
	(In thousands)
Assets:
Cash equivalents [1]	$110,022	$82,378	$—	$—	$—	$—
Total	$110,022	$82,378	$—	$—	$—	$—

Liabilities:
GoJane performance plan liability [2]	$—	$—	$—	$—	$1,446	$7,416
Total	$—	$—	$—	$—	$1,446	$7,416

1 Cash and cash equivalents include money market investments valued as Level 1 inputs in the fair value hierarchy. The fair value of cash and cash equivalents approximates their carrying value due to their short-term maturities.

2 Under the terms of the fiscal 2012 GoJane acquisition agreement, the purchase price also includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business during the five year period beginning on the acquisition date (the "GJ Performance Plan"). These performance payments are not contingent upon continuous employment by the two individual stockholders. The GJ Performance Plan liability is measured at fair value using Level 3 inputs as defined in the fair value hierarchy. The fair value of the contingent payments as of the acquisition date was estimated to be $7.0 million. This was based on a weighted average expected achievement probability and a discount rate over the expected payment stream. Each quarter, we remeasure the GJ Performance Plan liability at fair value. During the fourth quarter of 2014, we remeasured the liability and reversed $4.5 million based on the probability of achieving the payment targets.

The following table provides a reconciliation of the beginning and ending balances of the GJ Performance Plan measured at fair value using significant unobservable inputs (Level 3):

	Fiscal Year Ended
	January 31, 2015	February 1, 2014
	(In thousands)
Balance at beginning of period	$7,416	$7,019
Accretion of interest expense	121	397
GoJane consideration payment	(1,600)	—
Subsequent remeasurement	(4,491)	—
Balance at end of period	$1,446	$7,416

The $1.4 million liability as of January 31, 2015 was included in non-current liabilities. Of the $7.4 million liability as of February 1, 2014, $1.6 million was included in accrued expenses and other current liabilities and the balance was included in non-current liabilities.

Non-Financial Assets

Our non-financial assets, which include fixtures, equipment and improvements and intangible assets, are not required to be measured at fair value on a recurring basis.  However, if certain triggering events occur, or if an impairment test is required and we are required to evaluate the non-financial asset for impairment, we would record an impairment charge if the carrying value of the non-financial asset exceeds its fair value.

We recorded asset impairment charges of $77.2 million in fiscal 2014 for primarily 341 stores. Of these charges, $46.7 million was included in cost of sales. The remaining $30.5 million was included in restructuring charges, as it related to the P.S. from Aéropostale stores to be exited. We recorded store asset impairment charges, all of which was included in the cost of sales, of $46.1 million in fiscal 2013 for primarily 230 stores and $32.6 million in fiscal 2012 for primarily 119 stores. These amounts included the write-down of long-lived assets at stores that were assessed for impairment because of (a) changes in circumstances that indicated the carrying value of assets may not be recoverable, or (b) management’s intention to relocate or close stores.  Impairment charges were primarily related to revenues and/or gross margins not meeting targeted levels at the respective stores as a result of macroeconomic conditions, location related conditions and other factors that are negatively impacting the sales and cash flows of these locations. In addition, during the fourth quarter of fiscal 2014, we recorded $5.1 million of impairment loss for GoJane trademarks included in our retail stores and e-commerce segment. The decline in fair value of the trademarks below its book value was primarily the result of lower than expected revenue and gross margin growth relative to the assumptions made in the prior fiscal year.

Long-lived assets and intangible assets are measured at fair value on a nonrecurring basis for purposes of calculating impairment using Level 3 inputs as defined in the fair value hierarchy.  The fair value of these assets is determined by estimating the amount and timing of net future discounted net cash flows.  We estimate future net cash flows based on our experience, current trends and local market conditions. Based upon future results of operations at the store level, additional impairment charges may be recorded in future periods if loss trends continue and/or the current net cash flow projections are not achieved.

The table below sets forth by level within the fair value hierarchy the fair value of long-lived assets and intangible assets for which impairment was recognized during the year:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses
	(In thousands)
January 31, 2015:
Long-lived assets held and used	$—	$—	$7,904	$7,904	$77,224
Intangible assets	—	—	6,300	6,300	5,100

February 1, 2014:
Long-lived assets held and used	$—	$—	$11,687	$11,687	$46,070

February 2, 2013:
Long-lived assets held and used	$—	$—	$4,237	$4,237	$32,633

5. Acquisition of GoJane.com, Inc.

On November 13, 2012, we acquired substantially all of the assets of online women's fashion footwear and apparel retailer GoJane.com, Inc. ("GoJane"). Based in Los Angeles, California, GoJane focuses primarily on fashion footwear, with a select offering of contemporary apparel and other accessories. We believe this strategic acquisition of GoJane allows us to expand into new fashion categories online. We also believe that we will be able to utilize and leverage our existing infrastructure to develop and grow the GoJane business.

The financial results of GoJane were included in our consolidated financial statements as of the acquisition date. We have not presented separate financial results or the pro forma results of operations for periods prior to the acquisition because GoJane's results of operations were not material to our consolidated results for fiscal 2014, 2013 or fiscal 2012.

Purchase Price

Under the terms of the agreement, we acquired the net assets in exchange for a purchase price of up to $33.6 million. The purchase price consisted of $25.2 million in cash paid from cash on hand. The purchase price also included an additional $0.4 million for the final working capital adjustment paid during the first quarter of 2013.

The purchase price also includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business during the five year period beginning on the acquisition date (the "GJ Performance Plan"). These performance payments are not contingent upon continuous employment by the two individual stockholders. The GJ Performance Plan liability is measured at fair value using Level 3 inputs as defined in the fair value hierarchy. The fair value of the contingent payments as of the acquisition date was estimated to be $7.0 million. This was based on a weighted average expected achievement probability and a discount rate over the expected payment stream. Each quarter, we remeasure the GJ Performance Plan liability at fair value. During the fourth quarter of 2014, we remeasured the liability and reversed $4.5 million based on the probability of achieving the payment targets. As of January 31, 2015, the liability for contingent payments was $1.4 million.

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

We evaluate all indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the fourth quarter of 2014, we performed our annual impairment test for goodwill and other indefinite-lived intangible assets and recorded $5.1 million of impairment loss for the GoJane trademark included in our retail stores and e-commerce segment. The decline in fair value of the trademarks below its book value was primarily the result of lower than expected revenue and gross margin growth relative to the assumptions made in the prior fiscal year. During fiscal 2013, we did not recognize any impairment loss for goodwill or other intangible assets. As of January 31, 2015, the carrying value of the trademark was written down to $6.3 million.

Other Consideration

Also, in connection with the GoJane acquisition, we granted restricted shares to the two individual stockholders of GoJane, with compensation expense recognized over the three year cliff vesting period (see Note 12 for a further discussion).

Acquisition related costs were not material for any period presented in our Consolidated Financial Statements.

Intangible Assets

Intangible assets consist of the following:

	January 31, 2015
Description	Gross Carrying Amount	Impairment	Accumulated Amortization	Net
	(In thousands)
Intangible assets subject to amortization:
Customer relationships	$3,400	$—	$1,093	$2,307
E-commerce software platform	800	—	598	202
Total intangible assets subject to amortization	4,200	—	1,691	2,509

Intangible assets not subject to amortization:
Trademarks	11,400	(5,100)	—	6,300

Total intangible assets	$15,600	$(5,100)	$1,691	$8,809

	February 1, 2014
Description	Gross Carrying Amount	Accumulated Amortization	Net
	(In thousands)
Intangible assets subject to amortization:
Customer relationships	$3,400	$607	$2,793
E-commerce software platform	800	332	468
Total intangible assets subject to amortization	4,200	939	3,261

Intangible assets not subject to amortization:
Trademarks	11,400	—	11,400

Total intangible assets	$15,600	$939	$14,661

Amortization

We recognized amortization expense on intangible assets of $0.8 million in fiscal 2014, $0.8 million in fiscal 2013 and $0.2 million in fiscal 2012. We amortize our finite-lived intangible assets primarily over the following weighted-average periods: customer relationships - seven years and e-commerce software platform - three years. In addition, the weighted-average life of all finite-lived intangibles assets is six years. Based on the amount of intangible assets subject to amortization as of January 31, 2015, the expected amortization for each of the next five fiscal years and thereafter is as follows:

Amortization Expense
(In thousands)
Fiscal 2015	$686
Fiscal 2016	486
Fiscal 2017	486
Fiscal 2018	486
Fiscal 2019	365
Thereafter	—
Total	$2,509

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

Stock Repurchase Program

We have the ability to repurchase our common stock under a stock repurchase program, which was announced on December 9, 2003. The repurchase program may be modified or terminated by the Board of Directors at any time and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward. During fiscal 2014 and fiscal 2013, we did not repurchase shares of our common stock under our stock repurchase program.  During fiscal 2012, we repurchased 3.0 million shares for $40.8 million. Under the program to date, we have repurchased 60.1 million shares of our common stock for $1.0 billion.  As of January 31, 2015, we have approximately $104.4 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

In addition to the above program, we withheld 0.4 million shares for minimum statutory withholding taxes of $1.5 million related to the vesting of stock awards during fiscal 2014 and 0.1 million shares for minimum statutory withholding taxes of $1.6 million during fiscal 2013.

Retirement of Treasury Stock

In January 2013, we retired 13.6 million shares of our treasury stock. These shares remain as authorized stock; however they are now considered unissued. In accordance with ASC Topic 505, “Equity” (“ASC 505”), the treasury stock retirement resulted in a reduction of the following on our consolidated balance sheet: common stock by $0.1 million, treasury stock by

$301.0 million and retained earnings by $300.9 million. There was no effect on total stockholders' equity position as a result of the retirement.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of accumulated other comprehensive income (loss):

	January 31, 2015	February 1, 2014
	(In thousands)
Pension liability, net of tax	$1,937	$(2,007)
Cumulative foreign currency translation adjustment [1]	1,161	824
Total accumulated other comprehensive income (loss)	$3,098	$(1,183)

1 Foreign currency translation adjustments are not adjusted for income taxes as they relate to a permanent investment in our subsidiary in Canada.

The changes in components in accumulated other comprehensive income (loss) are as follows:

	Fiscal Year Ended
	January 31, 2015
	Pension Liability	Foreign Currency Translation	Total
	(In thousands)
Beginning balance at February 2, 2014	$(2,007)	$824	$(1,183)
Other comprehensive loss before reclassifications	—	337	337
Reclassified from accumulated other comprehensive loss	3,944	—	3,944
Tax effect on pension liability	—	—	—
Net current-period other comprehensive income	3,944	337	4,281
Ending balance at January 31, 2015	$1,937	$1,161	$3,098

	Fiscal Year Ended
	February 1, 2014
	Pension Liability	Foreign Currency Translation	Total
	(In thousands)
Beginning balance at February 3, 2013	$(2,541)	$2,731	$190
Other comprehensive loss before reclassifications	—	(1,907)	(1,907)
Reclassified from accumulated other comprehensive income	1,749	—	1,749
Tax effect on pension liability	(1,215)	—	(1,215)
Net current-period other comprehensive income (loss)	534	(1,907)	(1,373)
Ending balance at February 1, 2014	$(2,007)	$824	$(1,183)

Reclassifications out of accumulated comprehensive income (loss) for fiscal 2014 and fiscal 2013 are not material to the Consolidated Financial Statements.

7.  Fixtures, Equipment and Improvements

Fixtures, equipment and improvements consist of the following (in thousands):

	January 31, 2015	February 1, 2014
Leasehold improvements	$211,889	$316,581
Fixtures and equipment	98,062	144,767
Computer equipment and software	115,381	127,773
Construction in progress	2,785	3,615
	428,117	592,736
Less accumulated depreciation and amortization	298,008	357,335
	$130,109	$235,401

Depreciation and amortization expense related to fixtures, equipment and improvements was $49.9 million in fiscal 2014, $63.6 million in fiscal 2013, and $65.6 million in fiscal 2012.

8.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31, 2015	February 1, 2014
	(In thousands)
Accrued gift cards	$22,164	$27,783
Accrued compensation	19,770	16,939
Current portion of exit cost obligations	10,771	—
Current portion of SERP liability	6,044	—
Accrued rent	5,204	6,574
Other	46,607	50,820
Total accrued expenses and other current liabilities	$110,560	$102,116

9.  Non-current Liabilities

Non-current liabilities consist of the following:

	January 31, 2015	February 1, 2014
	(In thousands)
Deferred rent	$38,407	$46,831
Deferred tenant allowance	25,262	51,189
Non-current portion of exit cost obligations	6,277	—
Retirement benefit plan liabilities	5,060	14,339
Uncertain tax contingency liabilities	1,917	3,702
Other	4,325	10,527
Total non-current liabilities	$81,248	$126,588

10.  Revolving Credit Facility

In September 2011, we entered into an amended and restated revolving credit facility with Bank of America, N.A. (the “Credit Facility”). The Credit Facility originally provided for a revolving credit line up to $175.0 million. The Credit Facility is available for working capital and general corporate purposes. The Credit Facility is scheduled to expire on September 22, 2016, and is guaranteed by all of our domestic subsidiaries (the “Guarantors”). No amounts were outstanding during fiscal 2013 or as of February 1, 2014 under the Credit Facility. During the first half of fiscal 2014, we borrowed and repaid $75.5 million. Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Agreement in the event of our election to draw funds in the foreseeable future.

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

On May 23, 2014, we entered into $150.0 million secured credit facilities with affiliates of Sycamore Partners. In connection with this agreement, we amended the revolving credit facility with Bank of America N.A. to allow for the incurrence of this additional debt under the Loan Agreement (see Note 2).

Loans under the Credit Facility are secured by substantially all of our assets and are guaranteed by the Guarantors. Upon the occurrence of a Suspension Event (which is defined in the Credit Facility as an event of default or any occurrence, circumstance or state of facts which would become an event of default after notice, or lapse of time, or both) or, in certain circumstances, a Cash Dominion Event (which is defined in the Credit Facility as either any event of default or failure to maintain availability in an amount greater than 12.5% of the lesser of the borrowing base and facility commitment), our ability to borrow funds, make investments, pay dividends and repurchase shares of our common stock may be limited, among other limitations. Direct borrowings under the Credit Facility bear interest at a margin over either LIBOR or the Prime Rate (as each such term is defined in the Credit Facility).

The Credit Facility also contains covenants that, subject to specified exceptions, restrict our ability to, among other things:

•	incur additional debt or encumber assets of the Company;

•	merge with or acquire other companies, liquidate or dissolve;

•	sell, transfer, lease or dispose of assets; and

•	make loans or guarantees.

Events of default under the Credit Facility include, but not limited to, and subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default on leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, failure to maintain specified availability levels, business failure or application for bankruptcy, legal challenges to loan documents or a change in control. Upon the occurrence of an event of default under the Credit Facility, the Lenders may take action, including but not limited to, cease making loans, termination of the Credit Facility and declaration that all amounts outstanding are immediately due and payable, and taking possession of and selling all assets that have been used as collateral.

The Company is subject to a restriction requiring the maintenance of minimum availability levels based upon the lesser of 10% of the borrowing base or commitments, as defined in the Credit Facility.

Availability under the Credit Facility is based on a borrowing base consisting of merchandise inventory, certain intellectual property and receivables. As of January 31, 2015, we had no borrowings and our remaining availability was $116.8 million. During fiscal 2013 and as of February 1, 2014, we had no outstanding balances under the Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of January 31, 2015, the outstanding letter of credit was $0.2 million and expires on June 30, 2015. We do not have any other stand-by or commercial letters of credit outstanding as of January 31, 2015 under the Credit Facility.

As of January 31, 2015, we are not aware of any instances of noncompliance with any financial covenants.

11.  (Loss) Earnings Per Share

The following table sets forth the computations of basic and diluted (loss) earnings per share:

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013

Net (loss) income	$(206,458)	$(141,831)	$34,923
Weighted average basic shares	78,862	78,455	80,069
Impact of dilutive securities	—	—	425
Weighted average diluted shares	78,862	78,455	80,494
Basic (loss) earnings per share	$(2.62)	$(1.81)	$0.44
Diluted (loss) earnings per share	$(2.62)	$(1.81)	$0.43

All options to purchase shares, in addition to restricted and performance shares, were excluded from the computation of diluted loss per share because the effect would be anti-dilutive during fiscal 2014 and fiscal 2013. Options to purchase 400,086 shares during fiscal 2012 were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

12.  Stock-Based Compensation

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

On May 8, 2014, the Board unanimously approved the 2014 Omnibus Incentive Plan (the “Omnibus Plan”), which is an amendment and restatement of our Second Amended and Restated 2002 Long-Term Incentive Plan, as amended (the “2002 Plan”). The Omnibus Plan became effective upon stockholder approval at the Annual Meeting of Shareholders on June 30, 2014 (the “Omnibus Plan Effective Date”). The Omnibus Plan includes the following key modifications, effective upon the 2014 Omnibus Plan Effective Date:

•
Increase of the Aggregate Share Reserve. The aggregate share reserve increased by an additional 5,900,000 shares of common stock for a total share reserve of 6,113,891 shares of common stock under the Omnibus Plan. As of January 31, 2015, there were 4,725,321 shares outstanding compared to 1,273,238 shares outstanding as of February 1, 2014 under the Omnibus Plan.

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

On December 13, 2013, the Compensation Committee of the Board of Directors of Aéropostale, Inc. adopted an amendment to the Aéropostale Second Amended and Restated 2002 Long-Term Incentive Plan (the "Plan”) to provide for grants of restricted stock units (“RSUs”) under the Plan and a form of RSU award agreement (the “Award Agreement”) to evidence grants of RSUs under the Plan.

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

The following table summarizes restricted stock units outstanding as of January 31, 2015:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 2, 2014	230	$9.05
Granted	325	4.79
Vested	(419)	6.02
Modified	262	2.73
Cancelled	—	—
Outstanding as of January 31, 2015	398	$4.60

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted units activity was $2.1 million for fiscal 2014 and $1.2 million for fiscal 2013. As of January 31, 2015, there was $0.4 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over the weighted average period of one year.  The total fair value of units vested was $2.5 million during fiscal 2014. The total fair value of units vested was zero during fiscal 2013.

Additionally, beginning in the first quarter of fiscal 2014, certain of our employees have been awarded cash-settled restricted stock units, pursuant to cash-settled restricted stock unit agreements. The cash-settled restricted stock units awarded to employees cliff vest at varying times up to approximately three years of continuous service. Certain shares awarded may also vest upon a qualified retirement at or following age 65, or upon a qualified early retirement under the provisions adopted in 2012 whereby the awardee completes 10 years of service, attains age 55 and retires. All cash-settled restricted stock units immediately vest upon a change in control of the Company.  We may, in our sole discretion, at any time during the term, convert the cash-settled restricted stock units into stock-settled restricted stock units. The cash-settled restricted stock units are treated as liability awards in accordance with ASC 718. During January 2015, we converted 262,000 shares of cash-settled restricted stock units to stock-settled restricted stock units.

The following table summarizes cash-settled restricted stock units outstanding as of January 31, 2015:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 2, 2014	—	$—
Granted	1,219	4.93
Vested	(80)	2.89
Modified	(262)	2.73
Canceled	(130)	4.03
Outstanding as of January 31, 2015	747	$2.44

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was $1.4 million for fiscal 2014. As of

January 31, 2015, there was $1.1 million of unrecognized compensation cost related to cash-settled restricted stock units that is expected to be recognized over the weighted average period of two years.

Restricted Shares

Certain of our employees and all of our directors have been awarded non-vested stock (restricted shares), pursuant to non-vested stock agreements. The restricted shares awarded to employees generally cliff vest after up to three years of continuous service.  Certain shares awarded may also vest upon a qualified retirement at or following age 65, or upon a qualified early retirement under the provisions adopted in 2012 whereby an awardee completes 10 years of service, attains age 55 and retires. All restricted shares immediately vest upon a change in control of the Company.  Grants of restricted shares awarded to directors vest in full after one year after the date of the grant.

The following table summarizes non-vested shares of stock outstanding as of January 31, 2015:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 2, 2014	1,856	$14.82
Granted	299	4.50
Vested	(569)	18.13
Cancelled	(135)	12.36
Outstanding as of January 31, 2015	1,451	$11.61

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was $7.3 million for fiscal 2014, $13.0 million for fiscal 2013 and $8.0 million for fiscal 2012. As of January 31, 2015, there was $5.0 million of unrecognized compensation cost related to restricted shares awards that is expected to be recognized over the weighted average period of one year.  The total fair value of shares vested was $10.3 million during fiscal 2014, $7.9 million during fiscal 2013 and $7.1 million during fiscal 2012.

In connection with the GoJane acquisition, we granted restricted shares to the two individual stockholders of GoJane, with compensation expense recognized over the three year cliff vesting period (see Note 5 for a further discussion regarding this acquisition). If the aggregate dollar value of the restricted shares on the vesting date is less than $8.0 million, then we shall pay to the two individual stockholders an amount in cash equal to the difference between $8.0 million and the fair market value of the restricted shares on the vesting date. As of January 31, 2015 and during fiscal 2014, we recorded additional compensation expense of $3.3 million and have a corresponding liability of $4.8 million based on the Company's stock price as of January 31, 2015. As of February 1, 2014 and during fiscal 2013, we recorded additional compensation expense and a corresponding liability of $1.5 million based on the Company's stock price as of February 1, 2014.

On October 31, 2013, we entered into Restricted Stock Award Rescission Agreements with certain executives to rescind 229,760 aggregate shares of restricted stock granted on March 29, 2013 under the Aéropostale, Inc. 2002 Long-Term Incentive Plan. The rescission did not have a material impact on the consolidated financial statements for any period presented and we recorded $1.0 million of compensation cost during fiscal 2013 as a result of rescinding such restricted stock awards.

Performance Shares

Certain of our executives have been awarded performance shares, pursuant to performance share agreements. The performance shares cliff vest at the end of three years of continuous service with us. The shares awarded are contingent upon meeting various separate performance conditions based upon consolidated earnings targets or market conditions based upon total shareholder return targets. All performance shares immediately vest upon a change in control of the Company (as communicated to the executives awarded performance shares). Compensation cost for the performance shares with performance conditions related to consolidated earnings targets is periodically reviewed and adjusted based upon the probability of achieving certain performance targets. If the probability of achieving targets changes, compensation cost will be adjusted in the period that the probability of achievement changes. The fair value of performance based awards is based upon the fair value of the Company's common stock on the date of grant. For market based awards that vest based upon total shareholder return targets, the effect of the market conditions is reflected in the fair value of the awards on the date of grant using a Monte-Carlo simulation model. A Monte-Carlo simulation model estimates the fair value of the market based award based upon the expected term, risk-free interest rate, expected dividend yield and expected volatility measure for the Company and its peer group. Compensation expense for market based awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

The following table summarizes performance shares of stock outstanding as of January 31, 2015:

	Performance-based		Market-based
	Performance Shares		Performance Shares
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding as of February 2, 2014	—	$—	391	$20.01
Granted	—	—	677	5.34
Vested	—	—	—	—
Cancelled	—	—	(579)	11.11
Outstanding as of January 31, 2015	—	$—	489	$10.25

Total compensation expense is being amortized over the vesting period. Compensation expense related to the market-based performance shares which we granted was $2.4 million for fiscal 2014 and $2.1 million for fiscal 2013. We did not recognize compensation expense related to performance-based performance shares during fiscal 2014, fiscal 2013 or fiscal 2012 based on our determination of the likelihood of achieving the performance conditions associated with the respective shares. As a result of the departure of Mr. Johnson after the end of the second quarter of 2014, we recognized a benefit of $2.0 million during fiscal 2014 resulting from the reversal of the related stock-based compensation expense.

The following table summarizes unrecognized compensation cost and the weighted-average years expected to recognize related to performance share awards outstanding as of January 31, 2015:

	Performance-based	Market-based
	Performance Shares	Performance Shares
Total unrecognized compensation (in thousands)	$—	$2,456
Weighted-average years expected to recognize compensation cost (years)	0	2

Cash-Settled Stock Appreciation Rights ("CSARs")

In conjunction with the execution of the employment agreement with Mr. Johnson on May 3, 2013, we granted him an award of CSARs, with an award date value of $5.6 million. The number of CSARs granted was determined in accordance with the agreement by dividing $5.6 million by the Black Scholes value of the closing price of a share of the Company's common stock on the award date. As of January 31, 2015, our expected volatility was 71%, expected term was 0.6 years, risk-free interest rate was 0.08% and expected forfeiture rate was 0%. The CSARs are currently being treated as a liability based award. The CSARs have a term of seven years and will vest in equal 1/3 increments over three years. Additionally, we may, in our sole discretion, at any time during the term, exchange a CSAR for another form of equity which is of equal value to the CSAR at the time of the exchange. During fiscal 2014, we recorded $0.3 million of benefit related to this incentive award. During fiscal 2013, we recorded $0.3 million of expense related to this incentive award. As of January 31, 2015, there was no unrecognized compensation cost related to CSARs.  As a result of the departure of Mr. Johnson after the end of the second quarter of 2014, 2/3 of these CSARs were forfeited. The remaining vested shares will expire within a year from Mr. Johnson's departure date.

Performance Based Bonus

The Employment Agreement with Julian R. Geiger, our Chief Executive Officer, provides for a special performance based bonus. If, during any consecutive 90 calendar day period during the third year of the term of the Employment Agreement the average closing price per share of the Company’s common stock is $15.93 or higher, Mr. Geiger will be entitled to a performance-based cash bonus equal to 2% of the amount, if any, by which the Company’s average market capitalization during the period with the highest 90 day average stock price during the third year of the term of the Employment Agreement exceeds $255,360,600 (the “Effective Date Market Cap”). If prior to the achievement of such performance metric (but not during the first 90 days of the term of the agreement), Mr. Geiger’s employment is terminated by the Company without Cause, by Mr. Geiger for Good Reason, upon Mr. Geiger’s death or by the Company due to his Disability, or there is a Change of Control (each a “Qualifying Event”), and as of the date of such Qualifying Event the common stock price exceeds $3.24, then, the amount of the performance-based cash bonus will instead be 2% of the amount, if any, by which the Company’s average market capitalization over the 30 calendar day period immediately preceding the Qualifying Event exceeds the Effective Date Market Cap.

This bonus is a market and service based liability award that is required to be marked-to-market under ASC 718. The fair value of this award is estimated using a Monte-Carlo simulation model. A Monte-Carlo simulation model estimates the fair value of a market based award based upon the expected term, risk-free interest rate, expected dividend yield and expected volatility measure for the Company. Compensation expense for this award is recognized over the vesting period regardless of whether the market condition is expected to be achieved. We have recorded a liability for this award that was immaterial to the financial statements as of January 31, 2015.

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

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires certain assumptions, including estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). During fiscal 2014, our expected volatility was 52.8% to 56.1%, expected term was 3.96 to 5.00 years, risk-free interest rate was 1.17% to 1.58% and expected forfeiture rate was 0%. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of operations.

The effects of applying the provisions of ASC 718 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

The following table summarizes stock option transactions for common stock during fiscal 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of February 2, 2014	377	$16.61
Granted	2,030	3.24
Exercised	—	—
Cancelled[1]	(160)	15.35
Outstanding as of January 31, 2015	2,247	$4.62	5.99	$—
Options vested as of January 31, 2015 and expected to vest[2]	2,247	$4.62	5.99	$—
Exercisable as of January 31, 2015	212	$17.57	0.51	$—

1 The number of options cancelled includes approximately 155,000 expired shares.
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

We recognized $0.5 million in compensation expense related to stock options during fiscal 2014, less than $0.1 million during fiscal 2013 and less than $0.1 million during fiscal 2012. For fiscal 2014 and fiscal 2013, there was no intrinsic value for options exercised compared to less than $0.1 million for fiscal 2012.

The following table summarizes information regarding non-vested outstanding stock options as of January 31, 2015:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of February 2, 2014	10	$6.41
Granted	2,030	1.51
Vested	—	—
Cancelled	(5)	6.43
Non-vested as of January 31, 2015	2,035	$1.52

As of January 31, 2015, there was $2.6 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining weighted-average vesting period of two years.

13.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	January 31, 2015	February 1, 2014
	(In thousands)
Supplemental Executive Retirement Plan (“SERP”)	$7,531	$10,551
Other retirement plan liabilities	4,226	4,050
Total	11,757	14,601
Less amount classified in accrued expenses related to SERP	6,044	—
Less amount classified in accrued expenses related to other retirement plan liabilities	653	262
Long-term retirement benefit plan liabilities	$5,060	$14,339

401(k) Plan

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements.  Under the terms of the plan, employees may contribute, subject to statutory limitations, up to 100% of gross earnings and historically, including fiscal 2013, we have provided a matching contribution of 50% of the first 5% of gross earnings contributed by the participants.  We also have the option to make additional contributions or to suspend the employer contribution at any time. The employer's matching contributions vest over a five-year service period with 20% vesting after two years and 50% vesting after year three.  Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after five years of service. We suspended the Company's matching contribution under the plan for fiscal 2014 and have re-instated it for fiscal 2015. Contribution expense was $1.8 million in fiscal 2013 and $1.5 million in fiscal 2012. During fiscal 2011, we established separate defined contribution plans for eligible employees in both Canada and Puerto Rico who meet certain requirements. Contribution expense for these plans was not material to the Consolidated Financial Statements for any period presented.

Supplemental Executive Retirement Plan

We maintain a Supplemental Executive Retirement Plan, or SERP. This plan is a non-qualified defined benefit plan for certain executives.  The plan is non-contributory and not funded and provides benefits based on years of service and compensation during employment.  Participants are fully vested upon entrance in the plan. Pension expense is determined using the projected unit credit cost method to estimate the total benefits ultimately payable to officers and this cost is allocated to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually. We expect to make contributions to the SERP when the participants cease employment with us. The amount of cash contributions we are required to make to the plans could increase or decrease depending on when employees make retirement elections and other factors which are not in the control of the Company. Our expected cash contributions to the plans are equal to the expected benefit payments. The liability related to this plan was $7.5 million as of January 31, 2015 and $10.6 million as of February 1, 2014.

On March 2, 2015, we paid Thomas P. Johnson, our former Chief Executive Officer, $6.0 million from our SERP. Accordingly, the SERP liability related to Mr. Johnson has been classified as a current liability in our consolidated balance sheet as of January 31, 2015. Such amount will be paid from our cash flows from operations. At the date of payment to Mr. Johnson, we will record a benefit estimated to be approximately $1.0 million in SG&A, with a corresponding amount recorded to relieve accumulated other comprehensive loss included in our stockholders' equity. This accounting treatment is in accordance with settlement accounting procedures under the provisions of ASC Topic 715, "Compensation - Retirement Benefits". This plan was not material to our Consolidated Financial Statements.

Other Retirement Plan Liabilities

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management. The plan is a non-qualified, non-contributory defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP. We record annual monetary credits to each participant's account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant's account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants' accounts will be fully vested upon retirement after completing five years of service and attaining age 55. The liability related to this plan was $4.2 million as of January 31, 2015 and $3.9 million as of February 1, 2014. Compensation expense related to this plan was not material to our Consolidated Financial Statements for any period presented.

We maintain a postretirement benefit plan for certain executives that provides retiree medical and dental benefits. The plan is an "other post-employment benefit plan", or "OPEB", and is not funded. Pension expense and the liability related to this plan were not material to our Consolidated Financial Statements for any period presented.

14.  Income Taxes

Domestic and foreign pretax (loss) income is as follows (in thousands):

	Fiscal
	2014	2013	2012
Domestic	$(196,394)	$(154,148)	$78,550
Foreign	(25,527)	(31,971)	(19,524)
Total (loss) income before (benefit) provision for income taxes	$(221,921)	$(186,119)	$59,026

The (benefit) provision for income taxes consists of the following (in thousands):

	Fiscal
	2014	2013	2012
Current:
Federal	$(19,313)	$(45,615)	$32,740
State and local	(1,823)	2,035	1,930
Foreign	1,269	1,052	(1,707)
	$(19,867)	$(42,528)	$32,963
Deferred:
Federal	$—	$(5,981)	$(5,234)
State and local	4,440	1,707	(1,556)
Foreign	(36)	2,514	(2,070)
	$4,404	$(1,760)	$(8,860)
	$(15,463)	$(44,288)	$24,103

Reconciliation of the U.S. statutory tax rate with our effective tax rate is summarized as follows:

	Fiscal
	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
(Decrease) increase in tax resulting from:
Foreign income taxes	(0.8)%	(4.2)%	4.5%
State income taxes, net of federal tax benefit	(1.2)%	(1.8)%	(1.6)%
Federal income tax valuation allowance	(25.2)%	(4.8)%	—%
Other	(0.8)%	(0.4)%	2.9%
Effective rate	7.0%	23.8%	40.8%

The components of the net deferred income tax assets and liabilities are as follows (in thousands):

	January 31, 2015	February 1, 2014
Current:
Inventory	$(8,861)	$(7,094)
Unredeemed gift cards	3,251	3,620
Accrued compensation	4,085	1,930
Retirement benefit plan liabilities	2,371	—
Other	5,382	1,681
Net current deferred tax assets before valuation allowance	$6,228	$137
Valuation allowance	(6,184)	(42)
Net current deferred tax assets	$44	$95

Non-current:
Furniture, equipment and improvements	$9,474	$433
Retirement benefit plan liabilities	1,985	5,624
Stock-based compensation	8,786	7,423
Deferred rent and tenant allowances	5,444	10,354
Net operating loss carry-forwards (“NOL’s”)	70,118	15,083
Other	9,015	(2,222)
Net non-current deferred tax assets before valuation allowance	104,822	36,695
Valuation allowance	(104,364)	(31,883)
Net non-current deferred tax assets	$458	$4,812

Net deferred income tax assets	$502	$4,907

As of January 31, 2015, we had an aggregate of approximately $611.5 million of U.S. federal, state, and Canadian NOL’s that will expire between 2019 and 2035.  As of January 31, 2015, we recorded income taxes receivable of $18.3 million primarily for the portion of the NOL's available to carry back. We also recorded deferred tax assets of $70.1 million, before valuation allowance, for the portion of the NOL's available to carry forward. As of January 31, 2015, we recorded a valuation allowance of $70.0 million against certain of these deferred tax assets related to the NOL carry forwards.  We also recorded a valuation allowance of $40.6 million against other U.S. federal, state and Canadian net deferred tax assets due to losses incurred through fiscal 2013 and projections of future operating results. Subsequent recognition of these deferred tax assets that were previously reduced by the valuation allowance would result in an income tax benefit in the period of such recognition.

We have not recognized any U.S. tax expense on undistributed Puerto Rico earnings as they are intended to be indefinitely reinvested outside of the U.S.  There were no significant undistributed earnings at January 31, 2015.

We follow the provisions of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in income taxes. Uncertain tax position liabilities, inclusive of interest and penalties, were $7.2 million as of January 31, 2015, $9.9 million as of February 1, 2014 and $2.7 million as of February 2, 2013.  Reversal of these liabilities, along with reversal of related deferred tax assets, would favorably impact our effective tax rate.

The amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statues of limitations. Although the outcomes and timing of such events are highly uncertain, we anticipate that the balance of the liability for unrecognized tax benefits and related deferred tax assets will not significantly change during the next twelve months. However, changes in the occurrence, expected outcomes and timing of those events could cause our current estimate to change materially in the future. Our portion of gross unrecognized tax benefits that would affect our effective tax rate, including interest and penalties, is $7.2 million. Of this amount, $5.3 million was recorded as a direct reduction of the related deferred tax assets.

We recognize interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense.  Interest and penalties recorded in fiscal 2014, fiscal 2013 and fiscal 2012 were not material to the Consolidated Financial Statements. We had liabilities for accrued interest and penalties of $0.6 million as of January 31, 2015 and $1.2 million as of February 1, 2014.

Below is a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits relating to uncertain tax positions (excluding interest and penalties), which are recorded in our Consolidated Balance Sheets.

Unrecognized Tax Benefits
(In thousands)
Balance at January 28, 2012	$2,813
Increases due to tax positions related to prior years	96
Decreases due to tax positions related to prior years	(38)
Decreases due to settlements with taxing authorities	(991)
Balance at February 2, 2013	$1,880
Increases due to tax positions related to prior years	730
Increases due to tax positions related to current year	6,158
Increases due to settlements with taxing authorities	56
Decreases due to settlements with taxing authorities	(195)
Decreases due to tax positions related to prior years	(9)
Balance at February 1, 2014	$8,620
Increases due to tax positions related to prior years	362
Decreases due to settlements with taxing authorities	(304)
Decreases due to tax positions related to prior years	(2,046)
Balance at January 31, 2015	$6,632

We file U.S., Canada and Puerto Rico federal, various state and provincial income tax returns.  The IRS concluded an audit of our 2009-2010 federal filings in the second quarter of fiscal 2012, which resulted in no change to the tax returns as filed. Certain tax returns remain open for examination generally for our 2009 through 2013 tax years by various taxing authorities.  However, certain states may keep their statute open for six to ten years.

15.  Commitments and Contingent Liabilities

Leases — We are committed under non-cancellable leases for our entire store, distribution centers and office space locations, which generally provide for minimum rent plus additional increases in real estate taxes and certain operating expenses.  Certain leases also require contingent rent based on sales.

The aggregate minimum annual real estate rent commitments as of January 31, 2015 are as follows (in thousands):

Due in Fiscal Year	Total
2015	$119,112
2016	102,147
2017	89,743
2018	81,231
2019	69,199
Thereafter	203,853
Total	$665,285

Additionally, as of January 31, 2015, we were committed to equipment leases in aggregate of $7.4 million through fiscal 2018.

Rental expense consists of the following (in thousands):

	Fiscal
	2014	2013	2012
Minimum rentals for stores	$150,912	$145,454	$138,126
Contingent rentals	7,728	9,925	16,399
Office space rentals	6,545	6,399	5,459
Distribution centers rentals	3,229	3,229	3,229
Equipment rentals	3,492	4,035	4,347

Employment Agreements — On August 18, 2014, we entered into an Employment Agreement with Mr. Geiger pursuant to which he will serve as our Chief Executive Officer. The Employment Agreement, which has a three-year term, provides for an annual salary of $1.5 million in addition to a performance based bonus.

Additionally, we have contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of conditional bonuses that may be paid is $1.0 million during fiscal 2015 and $0.3 million during fiscal 2016.

Legal Proceedings - In October 2011, Aéropostale, Inc. and former and current senior executive officers Thomas P. Johnson and Marc D. Miller were named as defendants in an action amended in February 2012, City of Providence v. Aéropostale, Inc., et al., No. 11-7132, a class action lawsuit alleging violations of the federal securities laws.  The lawsuit was filed in New York federal court on behalf of purchasers of Aéropostale securities between March 11, 2011 and August 18, 2011.  The lawsuit alleged that the defendants made materially false and misleading statements regarding the Company's business and prospects and failed to disclose that Aéropostale was experiencing declining demand for its women's fashion division and increasing inventory.  A motion to dismiss was denied on March 25, 2013.  Aéropostale and the plaintiffs entered into a settlement agreement resolving the claims made in this action, without any admission of liability, for the amount of $15.0 million, all of which was funded with insurance proceeds. The settlement received final court approval on May 9, 2014. An individual stockholder filed an appeal of the court May 9, 2014 order approving the settlement, which appeal is now pending in the second circuit.

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

In February 2012, current and former Aéropostale directors and/or senior executive officers Mindy Meads, Bodil Arlander, Julian R. Geiger, Karin Hirtler-Garvey, Ronald R. Beegle, Robert B. Chavez, Michael J. Cunningham, Evelyn Dilsaver, John Haugh, John D. Howard, Thomas P. Johnson, Arthur Rubinfeld, and David B. Vermylen were named as defendants in The Booth Family Trust v. Meads, et al., No. 650594/2012, a shareholder derivative lawsuit filed in New York state court, seeking relief derivatively on behalf of Aéropostale.  As in Bell, this action alleges that the defendants breached their fiduciary duties to Aéropostale by failing to establish and maintain internal controls that would have prevented the Company from disseminating allegedly false and misleading and inaccurate statements and other information to shareholders, and to manage and oversee the Company.  As a result, and as in Bell, plaintiff alleged that the defendants exposed the Company to losses and damages, including civil liability from the securities class action suit described above.

On April 24, 2012, the New York Supreme Court, New York County, issued an Order consolidating and staying the Bell and Booth actions pending a ruling on the motion to dismiss filed in the City of Providence federal securities class action. Following denial of the motion to dismiss in the federal securities class action, plaintiff filed an amended complaint in the consolidated Bell/Booth action. On January 7, 2014, the court granted the Defendants motion to dismiss the complaint in the Bell/Booth action and such decision is final.

During February 2014, we settled litigations related to California wage and hour matters. During fiscal 2014, we made settlement payments of $3.6 million. In addition, we have remaining liabilities previously recorded of $0.8 million as of January 31, 2015 related to these settlements.

We are also party to various litigation matters and proceedings in the ordinary course of business.  In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Contingencies - On May 23, 2014, we entered into $150.0 million secured credit facilities with affiliates of Sycamore Partners. In connection with this agreement, we entered into a sourcing agreement with an affiliate of Sycamore Partners that requires us to purchase a minimum volume of product for 10 years. This purchase commitment will commence during the first quarter of fiscal 2016 and is between $240.0 million and $280.0 million per annum depending on the year (see Note 2).

On February 2, 2015, we renewed a master sourcing agreement with one of our sourcing suppliers. Should we fail to meet annual purchase minimum thresholds in this agreement we would be liable to make certain agreed upon shortfall payments to this sourcing supplier (see Note 19 for a further discussion).

In June 2012, Bank of America, N.A. issued a stand-by letter of credit. As of January 31, 2015, the outstanding letter of credit was $0.2 million and expires on June 30, 2015. We do not have any other stand-by or commercial letters of credit as of January 31, 2015.

We have various product license agreements that obligate us to pay the licensee at least the guaranteed minimum royalty amount based on sales of their products.

We have not issued any third party guarantees or commercial commitments as of January 31, 2015.

Executive Severance Plan - During November 2013, we adopted a Change of Control Severance Plan (“the Plan”), which entitles certain executive level employees to receive certain payments upon a termination of employment after a change of control (as defined in the Plan) of the Company. The adoption of the Plan did not have any impact on the consolidated financial statements for any periods presented.

16.  Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information (in thousands, except per share amounts):

	13 Weeks Ended
	May 3, 2014 (1)	August 2, 2014 (2)	November 1, 2014 (3)	January 31, 2015 (4)
Fiscal 2014
Net sales	$395,858	$396,155	$452,889	$593,761
Gross profit	70,497	62,550	68,878	134,513
Net loss	(76,782)	(63,819)	(52,323)	(13,534)
Basic loss per share	(0.98)	(0.81)	(0.66)	(0.17)
Diluted loss per share	(0.98)	(0.81)	(0.66)	(0.17)

	13 Weeks Ended
	May 4, 2013	August 3, 2013 (5)	November 2, 2013 (6)	February 1, 2014 (7)
Fiscal 2013
Net sales	$452,273	$454,034	$514,588	$670,007
Gross profit	101,435	81,171	87,889	86,868
Net income (loss)	(12,168)	(33,734)	(25,623)	(70,306)
Basic earnings (loss) per share	(0.16)	(0.43)	(0.33)	(0.90)
Diluted earnings (loss) per share	(0.16)	(0.43)	(0.33)	(0.90)

(1)
Cost of sales and gross profit for the first quarter of 2014 was unfavorably impacted by store asset impairment charges of $2.6 million ($2.5 million after tax, or $0.03 per diluted share). Restructuring charges for the first quarter of 2014 included store asset impairment charges of $30.5 million ($29.1 million after tax, or $0.37 per diluted share) and other restructuring charges of $4.0 million ($3.8 million after tax, or $0.05 per diluted share).

(2)
Cost of sales and gross profit for the second quarter of 2014 was unfavorably impacted by asset impairment charges of $19.0 million ($18.5 million after tax, or $0.23 per diluted share). SG&A for the second quarter of 2014 was unfavorably impacted by consulting fees of $3.1 million ($3.0 million after tax, or $0.04 per diluted share). Restructuring charges for the second quarter of 2014 were $3.0 million ($2.9 million after tax, or $0.04 per diluted share). Income tax benefit for the second quarter of fiscal 2014 was unfavorably impacted by the establishment of reserves against net deferred tax assets of $3.4 million after tax, or $0.04 per diluted share.

(3)
Cost of sales and gross profit for the third quarter of 2014 was unfavorably impacted by asset impairment charges of $12.5 million ($10.9 million after tax, or $0.13 per diluted share) and lease buyout costs of $3.7 million ($3.2 million after tax, or $0.04 per diluted share). SG&A for the third quarter of 2014 was unfavorably impacted by severance costs for our former Chief Executive Officer of $2.3 million ($2.0 million after tax, or $0.03) and was favorably impacted by the reversal of stock-based compensation related to the departure of our former Chief Executive Officer of $2.0 million ($1.8 million after tax, or $0.02 per diluted share). Restructuring charges for the third quarter of 2014 were $1.7 million ($1.5 million after tax, or $0.02 per diluted share).

(4)
Cost of sales and gross profit for the fourth quarter of 2014 was unfavorably impacted by asset impairment charges of $12.6 million ($9.9 million after tax, or $0.13 per diluted share). SG&A for the fourth quarter of 2014 were unfavorably impacted by other costs of $2.8 million ($2.2 million after tax, or $0.03 per diluted share), which included severance and consulting costs.

(5)	Cost of sales and gross profit reflect asset impairment charges recorded during the second quarter of fiscal 2013 of $8.0 million ($5.2 million after tax, or $0.07 per diluted share).

(6)	Cost of sales and gross profit reflect asset impairment charges recorded during the third quarter of fiscal 2013 of $5.1 million ($2.8 million after tax, or $0.04 per diluted share).

(7)
Cost of sales and gross profit reflect asset impairment charges recorded during the fourth quarter of fiscal 2013 of $32.4 million ($21.3 million after tax, or $0.27 per diluted share). Income tax benefit for the same period included the establishment of reserves against net deferred tax assets of $20.0 million after tax, or $0.25 per diluted share.

17.  Segment Information

FASB ASC Topic 280, “Segment Reporting” (“ASC 280”), establishes standards for reporting information about a company’s operating segments. We have two reportable segments: a) retail stores and e-commerce; and b) international licensing. Our reportable segments were identified based on how our business is managed and evaluated. The reportable segments represent the Company’s activities for which discrete financial information is available and which is utilized on a regular basis by the Company’s chief operating decision maker (“CODM”), our Chief Executive Officer, to evaluate performance and allocate resources. The retail stores and e-commerce segment includes the aggregation of the Aéropostale U.S., Aéropostale Canada, P.S. from Aéropostale and GoJane operating segments. In identifying our reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The accounting policies of the Company’s reportable segments are consistent with those described in Note 1. All intercompany transactions are eliminated in consolidation. We do not rely on any customer as a major source of revenue.

The following tables provide summary financial data for each of our segments (in thousands):

	Fiscal
	2014	2013	2012
Net sales:
Retail stores and e-commerce	$1,803,997	$2,069,430	$2,379,008
International licensing	34,666	21,472	7,170
Total net sales	$1,838,663	$2,090,902	$2,386,178

	Fiscal
	2014	2013	2012
(Loss) income from operations:
Retail stores and e-commerce [1]	$(144,580)	$(153,466)	$85,859
International licensing	31,178	20,035	6,285
Other [2]	(99,736)	(51,775)	(32,633)
Total (loss) income from operations	$(213,138)	$(185,206)	$59,511

1 Such amounts include all corporate overhead and shared service function costs and we have not allocated a portion of these costs to international licensing in this presentation.

2 Other items include restructuring charges (see Note 3), intangible asset impairment (see Notes 4 and 5), reversal of contingent consideration (see Notes 4 and 5), net lease costs for closed stores and consulting fees in fiscal 2014. It also includes store asset impairment charges in each fiscal year (see Note 4), litigation settlement charges in fiscal 2013 (see Note 15) and other income (charges) that are not included in the segment income (loss) from operations reviewed by the CODM.

Depreciation expense and capital expenditures have not been separately disclosed as the amounts primarily relate to the retail stores and e-commerce segment. Such amounts are not material for the international licensing segment.

	January 31, 2015	February 1, 2014
Total assets:
Retail stores and e-commerce	$496,220	$637,927
International licensing	15,969	9,714
Total assets	$512,189	$647,641

The following tables present summarized geographical information (in thousands):

	Fiscal
	2014	2013	2012
Net sales:
United States [1]	$1,744,738	$1,973,775	$2,250,915
Canada	93,925	117,127	135,263
Total net sales	$1,838,663	$2,090,902	$2,386,178

1 Amounts represent sales from U.S. and Puerto Rico retail stores, as well as e-commerce sales, that are billed to and/or shipped to foreign countries and international licensing revenue.

	January 31, 2015	February 1, 2014
Long-lived assets, net:
United States	$125,695	$225,778
Canada	4,414	9,623
Total long-lived assets, net	$130,109	$235,401

Our consolidated net sales mix by merchandise category for our retail stores and e-commerce segment was as follows:

	Fiscal
Merchandise Categories	2014	2013	2012
Young Women’s	65%	65%	64%
Young Men’s	35%	35%	36%
Total Merchandise Sales	100%	100%	100%

18.  Related Parties

On May 23, 2014, we entered into a strategic sourcing relationship with an affiliate of Sycamore Partners, which included $150.0 million in secured credit facilities. As of May 23, 2014 and December 31, 2014, Lemur LLC, an affiliate of Sycamore Partners owned approximately 8% of our outstanding common stock. Concurrent with, and as a condition to, entering into the Loan Agreement, we issued 1,000 shares of Series B Preferred Stock to affiliates of Sycamore Partner at an aggregate offer price of $100 thousand. Each share of Series B Preferred Stock is convertible at any time at the option of the holder on or prior to May 23, 2024 into shares of common stock at an initial conversion rate of 3,932.018 for each share of Series B Preferred Stock. The common stock underlying the Series B Preferred Stock represents 5% of our issued and outstanding common stock as of May 23, 2014 (see Note 2 to the Notes to Consolidated Financial Statements for a further discussion). Stefan Kaluzny, a managing director at Sycamore Partners, joined our Board of Directors upon the closing of this transaction. Sycamore Partners and its affiliates and Mr. Kaluzny are considered related parties due to the agreements described above combined with their ownership interest in us. In addition to the related party transactions presented on the Consolidated Statement of Operations during fiscal 2014, we had the following transactions with these related parties:

•	Merchandise purchased from an affiliate of Sycamore Partners of $4.0 million that was included in our merchandise inventories as of January 31, 2015,

•Accounts payable of $4.3 million to an affiliate of Sycamore Partners as of January 31, 2015,

•Payments of $1.0 million to an affiliate of Sycamore Partners during fiscal 2014, and

Additionally, Scopia Capital Management, LLC owned approximately 12.5% of our common stock and Fidelity Management & Research Company owned approximately 10.5% of our common stock as of December 31, 2014. Both are considered related parties due to their ownership interest in us. We did not have any transactions with either of these related parties during fiscal 2014.

19.  Subsequent Event

On February 2, 2015, we renewed a master sourcing agreement with one of our sourcing suppliers. Under the agreement, we received an advance rebate payment as purchase discount equivalent to approximately $1.75 million per annum throughout the life of the sourcing agreement as commitment of meeting certain minimum thresholds. Should we fail to meet the annual purchase minimum thresholds we would be required to make certain agreed upon shortfall payments, or if we exceed certain minimum purchase thresholds, we would have an opportunity to receive additional purchase discount as rebate payments.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on that assessment, our management believes that, as of January 31, 2015, our internal control over financial reporting is effective.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting. The report is included in Item 8.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Senior Vice President and Chief Financial Officer concluded that as of the end of our fiscal year ended January 31, 2015, our disclosure controls and procedures are effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting or in other factors during our fourth fiscal quarter that has materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Other than the information set forth below, information with respect to this item is incorporated by reference from our definitive Proxy Statement to be filed with the SEC not later than 120 days after the end of our fiscal year (the “2015 Proxy Statement”).

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
Item 11.  Executive Compensation

Information with respect to this item is incorporated by reference from our 2015 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than the information regarding securities authorized for issuance under our equity compensation plans set forth below, information with respect to this item is incorporated by reference from 2015 definitive Proxy Statement.

Equity Compensation Plan Information

The following table provides certain information, as of January 31, 2015, about our common stock that may be issued upon the exercise of options as well as the issuance of restricted shares, performance shares and restricted stock units granted to employees or members of our Board of Directors, under our two existing equity compensation plans, the Aéropostale, Inc. 1998 Amended and Restated Stock Option Plan and the Second Amended and Restated Aéropostale, Inc. 2002 Long-Term Incentive Plan, as amended.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	4,584,144	[1]	$2.26	[1]	4,725,321
Equity compensation plans not approved by security holders	—		—		—
Total	4,584,144		$2.26		4,725,321

1 Includes 1,450,924 restricted shares, 488,695 performance shares and 397,759 restricted stock units under the 2002 Long-Term Incentive Plan that have no purchase price; excluding the restricted shares, performance shares and restricted stock units would result in a weighted-average exercise price of $4.62.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information with respect to this item is incorporated by reference from our 2015 Proxy Statement.

Item 14.  Principal Accountant Fees and Services

Information with respect to this item is incorporated by reference from our 2015 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1	The financial statements listed in the “Index to Consolidated Financial Statements” at page 42 are filed as a part of this Annual Report on Form 10-K
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

3.3
Certificate of Designation of Preferences of Series B Convertible Preferred Stock of the Company, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2014 (File No. 001-31314), is incorporated herein by reference.

3.4
Amended and Restated By-Laws of Aéropostale, Inc., filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 7, 2014 (File No. 001-31314) , is incorporated herein by reference.

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

10.5	Aéropostale 2014 Omnibus Incentive Plan, filed as Annex A to the Registrant’s Definitive Proxy Statement, filed with the SEC on May 29, 2014 (File No. 001-31314), is incorporated by reference.**
10.6
Form of Restricted Stock Unit Award Agreement under the Aéropostale Second Amended and Restated 2002 Long-Term Incentive Plan, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 17, 2013 (File No. 001-31314), is incorporated herein by reference.**

10.7
Aéropostale, Inc. Change of Control Severance Plan, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 18, 2013 (File No. 001-31314), is incorporated by reference.**

10.8
Third Amended and Restated Loan and Security Agreement, dated September 22, 2011, by and between Bank of America, N.A. and Aéropostale, Inc., filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 28, 2011 (File No. 001-31314), is incorporated herein by reference.

10.9
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

10.10
Second Amendment to Third Amended and Restated Loan and Security Agreement and Amendment to Certain other Loan Documents dated as of May 23, 2014 by and among the Company, the other Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Agent, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2014 (File No. 001-31314) , is incorporated herein by reference.

10.11
Collared Forward Repurchase Agreement, dated November 12, 2007, by and between Bank of America, N.A. and Aéropostale, Inc., filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 15, 2007 (File No. 001-31314), is incorporated herein by reference.

10.12
Loan and Security Agreement dated as of May 23, 2014 by and among the Company, the Guarantors party thereto, the Lenders party thereto, and Aero Investors LLC, as Agent, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2014 (File No. 001-31314) , is incorporated herein by reference.

10.13
Stock Purchase Agreement, dated as of May 23, 2014, by and between the Company and Aero Investors LLC, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2014 (File No. 001-31314) , is incorporated herein by reference.

10.14
Investor Rights Agreement, dated as of May 23, 2014, by and between the Company and Aero Investors LLC, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2014 (File No. 001-31314).

10.15
Registration Rights Agreement, dated as of May 23, 2014, by and between the Company and Aero Investors LLC, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2014 (File No. 001-31314) , is incorporated herein by reference.

10.16
Employment Agreement, by and between the Company and Julian R. Geiger, dated as of August 18, 2014, filed as Exhibit 10.1 on the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2014 (File No. 001-31314) , is incorporated herein by reference.**

10.17
Employment Agreement, dated May 3, 2013 and effective on May 3, 2013, between Aéropostale, Inc. and Thomas P. Johnson, filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2013 (File No. 001-31314), is incorporated herein by reference.**

10.18
Employment Agreement, dated March 7, 2011 and effective on December 1, 2010, between Aéropostale, Inc. and Michael J. Cunningham, filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 11, 2011 (File No. 001-31314), is incorporated herein by reference.**

10.19
Separation Agreement and Release dated August 18, 2014 between Aéropostale, Inc. and Thomas P. Johnson, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on December 8, 2014 (File No. 001-31314) , is incorporated herein by reference.**

10.20
Offer Letter by and between Aéropostale, Inc. and David J. Dick, dated February 9, 2015, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 13, 2015, is incorporated herein by reference.**

10.21
Advisory Agreement, dated March 29, 2013 and effective on March 29, 2013, between Aéropostale, Inc. and Michael J. Cunningham, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 10-K, filed with the SEC on February 21, 2013 (File No. 001-31314), is incorporated herein by reference.

10.22
Restricted Stock Award Rescission Agreement, dated October 31, 2013, between Aéropostale, Inc. and Thomas P. Johnson, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 4, 2013 (File No. 001-31314), is incorporated herein by reference.**

10.23
Restricted Stock Award Rescission Agreement, dated October 31, 2013, between Aéropostale, Inc. and Mary Jo Pile, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 4, 2013 (File No. 001-31314), is incorporated herein by reference.**

10.24
Restricted Stock Award Rescission Agreement, dated October 31, 2013, between Aéropostale, Inc. and Mary Jo Pile, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on November 4, 2013 (File No. 001-31314), is incorporated herein by reference.**

21	Subsidiaries of the Company.*
23.1	Consent of Deloitte & Touche LLP.*
31.1	Certification by Julian R. Geiger, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by David J. Dick, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification by David J. Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*
__________

*	Filed herewith.
**	Management contract or compensatory plan.
***	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AÉROPOSTALE, INC.

By:        /s/  JULIAN R. GEIGER
Julian R. Geiger
Chief Executive Officer and Director

Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JULIAN R. GEIGER	Chief Executive Officer	March 30, 2015
Julian R. Geiger	and Director
(Principal Executive Officer)

/s/ DAVID J. DICK	Senior Vice President	March 30, 2015
David J. Dick	and Chief Financial Officer
(Principal Financial Officer)

/s/ ROSS A. CITTA	Group Vice President	March 30, 2015
Ross A. Citta	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ KARIN HIRTLER-GARVEY	Chairman of the Board	March 30, 2015
Karin Hirtler-Garvey	of Directors

/s/ RONALD R. BEEGLE	Director	March 30, 2015
Ronald R. Beegle

/s/ ROBERT B. CHAVEZ	Director	March 30, 2015
Robert B. Chavez

/s/ MICHAEL J. CUNNINGHAM	Director	March 30, 2015
Michael J. Cunningham

/s/ EVELYN DILSAVER	Director	March 30, 2015
Evelyn Dilsaver

/s/ KENNETH B. GILMAN	Director	March 30, 2015
Kenneth B. Gilman

/s/ JANET E. GROVE	Director	March 30, 2015
Janet E. Grove

/s/ JOHN N. HAUGH	Director	March 30, 2015
John N. Haugh

/s/ JOHN D. HOWARD	Director	March 30, 2015
John D. Howard

/s/ STEFAN KALUZNY	Director	March 30, 2015
Stefan Kaluzny

/s/ DAVID B. VERMYLEN	Director	March 30, 2015
David B. Vermylen

AÉROPOSTALE, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Reserve for Sales Returns:	Balance Beginning of Period	Amounts Charged to Net (Loss) Income	Write-offs Against Reserve	Balance End of Period
	(In thousands)
Year Ended January 31, 2015	$157	$340	$263	$234
Year Ended February 1, 2014	$496	$(153)	$186	$157
Year Ended February 2, 2013	$676	$334	$514	$496

Valuation Allowance for U.S. federal and state, and Canadian Deferred Tax Assets:	Balance Beginning of Period	Amounts Charged to Net (Loss) Income	Write-offs Against Reserve	Balance End of Period
	(In thousands)
Year Ended January 31, 2015	$31,925	$78,623	$—	$110,548
Year Ended February 1, 2014	$1,328	$30,597	$—	$31,925
Year Ended February 2, 2013	$1,412	$(84)	$—	$1,328