Form 10-Q
period 2015-05-02
AEROPOSTALE INC
filed 2015-06-11
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2015
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting
		(Do not check if a smaller reporting company)	company ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The Registrant had 79,513,643 shares of common stock outstanding as of May 29, 2015.

AÉROPOSTALE, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	May 2, 2015	January 31, 2015	May 3, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$75,951	$151,750	$24,521
Merchandise inventory	138,346	130,474	173,167
Income taxes receivable	17,462	18,306	57,872
Prepaid expenses and other current assets	43,508	48,757	44,159
Total current assets	275,267	349,287	299,719
Fixtures, equipment and improvements, net	122,037	130,109	194,896
Goodwill	13,919	13,919	13,919
Intangible assets, net	8,620	8,809	14,473
Other assets	9,186	10,065	8,886
TOTAL ASSETS	$429,029	$512,189	$531,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$67,918	$88,289	$103,520
Accrued expenses and other current liabilities	79,588	110,560	105,048
Short-term borrowings	—	—	8,500
Total current liabilities	147,506	198,849	217,068

Indebtedness to related party - non-current	141,084	138,540	—

Other non-current liabilities	90,510	81,248	106,855

Commitments and contingent liabilities (See Notes 3, 4, 5, 6, 11, 12, 13 and 14)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; 1; 1 and 0 shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 80,128; 79,640 and 78,802 shares issued	801	796	788
Additional paid-in capital	250,927	247,775	235,411
Accumulated other comprehensive income (loss)	1,987	3,098	(1,094)
Accumulated deficit	(200,233)	(154,965)	(25,289)
Treasury stock 615; 498 and 164 shares, at cost	(3,553)	(3,152)	(1,846)
Total stockholders’ equity	49,929	93,552	207,970
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$429,029	$512,189	$531,893

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	13 weeks ended
	May 2, 2015	May 3, 2014
Net sales	$318,643	$395,858
Cost of sales (includes certain buying, occupancy and warehousing expenses) [1]	259,520	325,361
Gross profit	59,123	70,497
Selling, general and administrative expenses	99,521	119,445
Restructuring charges	58	34,489
Loss from operations	(40,456)	(83,437)
Interest expense [2]	3,387	349
Loss before income taxes	(43,843)	(83,786)
Income tax expense (benefit)	1,425	(7,004)
Net loss	$(45,268)	$(76,782)
Basic loss per share	$(0.57)	$(0.98)
Diluted loss per share	$(0.57)	$(0.98)
Weighted average basic shares	79,275	78,558
Weighted average diluted shares	79,275	78,558

1 Includes cost of merchandise from related party of $7.0 million during the first quarter of 2015.

2 Includes interest expense to related party of $2.5 million during the first quarter of 2015.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	13 weeks ended
	May 2, 2015	May 3, 2014
Net loss	$(45,268)	$(76,782)
Other comprehensive (loss) income:
Pension liability, net of income taxes of $0 and $19, respectively	(933)	31
Foreign currency translation adjustment (See Note 6)	(178)	58
Other comprehensive (loss) income	$(1,111)	$89
Comprehensive loss	$(46,379)	$(76,693)

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	13 weeks ended
	May 2, 2015	May 3, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,268)	$(76,782)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,101	14,695
Asset impairment charges	—	33,124
Amortization of intangible assets	189	188
Stock-based compensation	3,799	5,368
Other	(244)	(4,540)
Changes in operating assets and liabilities:
Merchandise inventory	(7,831)	(735)
Income taxes receivable and other assets	6,191	(4,108)
Accounts payable	(20,502)	(34,807)
Advance volume purchase discount	17,500	—
Accrued expenses and other liabilities	(37,008)	(10,016)
Net cash used in operating activities	$(73,073)	$(77,613)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,569)	(8,029)
Change in restricted cash	—	(2,400)
Net cash used in investing activities	$(2,569)	$(10,429)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	—	42,000
Repayments under revolving credit facility	—	(33,500)
GoJane contingent consideration payment	—	(1,531)
Financing fees related to revolving credit facility	—	(683)
Purchase of treasury stock	(401)	(240)
Net cash provided by financing activities	$(401)	$6,046

Effect of exchange rate changes	$244	$—

Net decrease in cash and cash equivalents	(75,799)	(81,996)
Cash and cash equivalents, beginning of year	151,750	106,517
Cash and cash equivalents, end of period	$75,951	$24,521

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Aéropostale, Inc. and its subsidiaries (“we”, “us”, “our”, the “Company” or “Aéropostale”) is a specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and website and 4 to 12 year-olds through its P.S. from Aéropostale stores and website.  We provide customers with a focused selection of high quality fashion and fashion basic merchandise at compelling values in an exciting and customer friendly store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise, other than in licensed stores.  Aéropostale products can be purchased in Aéropostale stores and online at www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to www.aeropostale.com, www.ps4u.com or www.gojane.com are solely references to a uniform resource locator, or URL, and are inactive textual references only, not intended to incorporate the websites into this Quarterly Report on Form 10-Q).  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, in certain Aéropostale stores and online at www.ps4u.com and www.aeropostale.com.  We also operate GoJane.com, an online women's fashion footwear and apparel retailer. GoJane products can be purchased online at www.gojane.com. As of May 2, 2015, we operated 849 stores, consisting of 762 Aéropostale stores in all 50 states and in Puerto Rico, 61 Aéropostale stores in Canada, as well as 26 P.S. from Aéropostale stores in 12 states. In addition, pursuant to various licensing agreements, our licensees operated 265 Aéropostale and P.S. from Aeropostale locations in the Middle East, Asia, Europe and Latin America as of May 2, 2015. On March 12, 2015, we announced an agreement to bring Aéropostale stores to the Republic of Ireland later this year through an exclusive partnership.

2.  Basis of Presentation and Liquidity

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

Our business is highly seasonal, and historically, we have realized a significant portion of our sales and cash flows in the second half of the year, attributable to the impact of the back-to-school selling season in the third quarter and the holiday selling season in the fourth quarter.  As a result, our working capital requirements fluctuate during the year, increasing in mid-summer in anticipation of the third and fourth quarters. Our business is also subject, at certain times, to calendar shifts which may occur during key selling times such as school holidays, Easter and regional fluctuations in the calendar during the back-to-school selling season. Therefore, our interim period unaudited condensed consolidated financial statements may not be indicative of our full-year results of operations, financial condition or cash flows.  These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended January 31, 2015 (“Fiscal 2014 10-K”).

Declining mall traffic, a highly promotional and competitive teen retail environment and a shift in customer demand away from logo-based product have contributed to our unfavorable financial performance.  We have experienced declining store sales and incurred net losses from operations. This has led to cash outflows from operations of $55.7 million in fiscal 2014 and $38.4 million in fiscal 2013.  In fiscal 2014, we took steps to enhance our liquidity position including increasing the availability under our revolving credit facility (see Note 11), obtaining financing from affiliates of Sycamore Partners, (see Note 4), reducing our corporate headcount, restructuring our P.S. from Aéropostale business, closing under-performing Aéropostale stores (see Note 5) and various other strategic actions directed toward improving our profitability. Our ability to fund operations and capital expenditures in the future will be dependent on our ability to generate cash from operations, maintain or improve margins, decrease significantly the rate of decline in store sales and to borrow funds available under our loan agreements. Our ability to borrow funds is dependent, in part, on our ability to meet all covenants, including a financial covenant in our loan agreement with affiliates of Sycamore Partners which requires a minimum liquidity coverage of $70.0 million of cash and availability under the revolving credit facility. At May 2, 2015, we had working capital of $127.8 million, including cash and cash equivalents of $76.0 million, and our revolving credit facility had availability of $137.8 million with no borrowings outstanding. Our cash on hand and availability under the revolving credit facility exceeded the $70.0 million minimum availability covenant by $143.8 million. If we do not generate sufficient cash flow from operations to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, we may need to take various further actions, such as down-sizing and/or eliminating certain operations, which could include exit costs, or reducing or delaying capital expenditures, strategic investments or other actions. We believe that cash on hand and availability under our revolving credit facility will be sufficient to fund operations and cash flow requirements for fiscal 2015.

However, there can be no assurance that we will be able to achieve our strategic initiatives or obtain additional funding on favorable terms in the future which would have a significant adverse effect on our operations.

References to “2015” or “fiscal 2015” mean the 52-week period ending January 30, 2016 and references to “2014” or “fiscal 2014” mean the 52-week period ended January 31, 2015.  References to “the first quarter of 2015” mean the thirteen-week period ended May 2, 2015 and references to “the first quarter of 2014” mean the thirteen-week period ended May 3, 2014.

3.  Supplier Agreement

On February 2, 2015, we revised and renewed a master sourcing agreement (“Supplier Agreement”) with one of our suppliers. Under the ten-year agreement, we received an advance volume purchase discount equivalent to approximately $1.75 million per annum throughout the life of the Supplier Agreement, or a total cash payment of $17.5 million, in return for a commitment of meeting certain minimum thresholds. The Supplier Agreement requires us to meet an annual purchase minimum threshold that approximates 23% of our fiscal 2014 consolidated cost of sales. Should we fail to meet the annual purchase minimum thresholds we would be required to make a shortfall payment to the supplier based on a scaled percentage of the applicable annual purchase minimum shortfall during the applicable period. If we exceed certain minimum purchase thresholds, we would have an opportunity to receive additional advance volume purchase discounts.

4.  Closing of $150.0 Million Financing Transaction

On May 23, 2014, we entered into (i) a Loan and Security Agreement (the "Loan Agreement") with affiliates of Sycamore Partners, (ii) a Stock Purchase Agreement (the "Stock Purchase Agreement") with Aero Investors LLC, an affiliate of Sycamore Partners for the purchase of 1,000 shares of Series B Convertible Preferred Stock of the Company, $0.01 par value (the "Series B Preferred Stock") and (iii) an Investor Rights Agreement with Sycamore Partners.

As of May 23, 2014 and May 2, 2015, Lemur LLC, an affiliate of Sycamore Partners, owned approximately 8% of our outstanding common stock. Stefan Kaluzny, a managing director at Sycamore Partners, joined our Board of Directors upon the closing of this transaction. In addition to Mr. Kaluzny, Sycamore Partners received the right to appoint one additional member to our Board, and appointed Julian R. Geiger, who subsequently agreed to become our CEO on August 18, 2014. Additionally, a third independent appointee was mutually agreed upon by Sycamore Partners and us. Mr. Kaluzny is not standing for re-election to our Board of Directors at our 2015 Annual Meeting. Sycamore Partners and its affiliates and Mr. Kaluzny are considered related parties due to their ownership interest in us (see Note 17 for a further discussion).

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

Loan Agreement

The Tranche A Loan bears interest at an interest rate equal to 10% per annum and, at our election, up to 50% of the interest can be payable-in-kind during the first three years and up to 20% of the interest can be payable-in-kind during the final two years. The first year of interest under the Tranche A Facility in the amount of $10.0 million was prepaid in cash in full on May 23, 2014, and no other interest payments are required to be paid during the first year of the Tranche A Loan. The Tranche A Loan has no annual scheduled repayment requirements. The Tranche A Loan is scheduled to mature on May 23, 2019. The Tranche B Loan will not accrue any interest. The Tranche B Loan has no stated interest rate and will be repaid in equal annual installments of 10% per annum. The Tranche B Loan is scheduled to mature on the earlier of (a) the tenth anniversary of the end of the Start-Up Period (as such term is defined in the Sourcing Agreement) and (b) the expiration or termination of the Sourcing Agreement described below.

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

The Loan Agreement contains representations, covenants and events of default that are substantially consistent with our existing revolving credit facility with Bank of America, N.A. The Loan Agreement also contains a $70.0 million minimum liquidity covenant. The Company was in compliance with the minimum liquidity covenant under the Loan Agreements at May 2, 2015.

The proceeds of the Term Loans were used for working capital and other general corporate purposes. Prepayment of the Tranche A Loan will require payment of a premium of 10% of the principal amount prepaid on or before the one year anniversary of the closing and 5%of the principal amount prepaid on or before the second anniversary of the closing. There is no prepayment penalty after the second anniversary of the closing. The Tranche B Loan may be prepaid at any time without premium or penalty.

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

We had fair values of $141.1 million in borrowings outstanding under the Loan Agreement, with face value of $150.0 million as of May 2, 2015. Fair value outstanding for Tranche A Loan was $108.8 million, with a face value of $100.0 million. Fair value outstanding for Tranche B Loan was $32.3 million, with a face value of $50.0 million. Total interest associated with this transaction was $2.5 million for the first quarter of 2015.

Series B Convertible Preferred Stock

Concurrent with, and as a condition to, entering into the Loan Agreement, we issued 1,000 shares of the Series B Preferred Stock to affiliates of Sycamore Partner at an aggregate offer price of $0.1 million. Each share of Series B Preferred Stock is convertible at any time at the option of the holder on or prior to May 23, 2024 into shares of common stock at an initial conversion rate of 3,932.018 for each share of Series B Preferred Stock. The common stock underlying the Series B Preferred Stock represents 5% of our issued and outstanding common stock as of May 23, 2014. The Series B Preferred Stock is convertible into shares of the common stock at an initial cash conversion price of $7.25 per share of the underlying common stock. The number of shares of Series B Preferred Stock or common stock to be issued upon exercise and the respective exercise prices are subject to adjustment for changes in the Series B Preferred Stock or common stock, such as stock dividends, stock splits, and similar changes. In the event of a change of control transaction, the Series B Preferred Stock will automatically convert into common stock subject to payment by the holder of such Series B Preferred Stock of the aggregate cash conversion price then in effect, if such conversion price is lower than the per share consideration to be received in the change of control transaction. If the per share consideration to be received in the change of control transaction is less than or equal to the per share cash conversion price then in effect, the Series B Preferred Stock will be automatically converted into a right to receive an amount per share equal to the par value of such share of Series B Preferred Stock.

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

We guarantee the obligations of our subsidiary under the Sourcing Agreement. The Sourcing Agreement requires us to purchase a minimum volume of product for a period of 10 years commencing on our first fiscal quarter of 2016 (such period, the "Minimum Volume Commitment Period"), of between $240.0 million and $280.0 million per annum depending on the year (the "Minimum Volume Commitment"). If we fail to purchase the applicable Minimum Volume Commitment in any given year, we would be required to pay a shortfall commission to MGF, based on a scaled percentage of the applicable Minimum Volume Commitment shortfall during the applicable period.

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

5.  Restructuring Program

On April 30, 2014, following an assessment of changing consumer shopping patterns, management and the Board of Directors approved a comprehensive plan to restructure the P.S. from Aéropostale business by the end of fiscal 2014, which is included in our retail store and e-commerce segment, and to reduce costs. As of January 31, 2015, we closed 126 P.S. from Aéropostale stores, primarily in mall locations, and streamlined and improved the Company's expense structure. We also continue to focus on sales channels with higher expectations for growth, including off-mall locations, e-commerce and international licensing of P.S. from Aéropostale. The cost reduction program also targeted direct and indirect spending across the organization during fiscal 2014. This has included the reduction of corporate headcount by eliminating approximately 100 open or occupied positions during fiscal 2014 to align with our current business strategies.

The following is a summary of expenses, recognized in restructuring charges in the statement of operations, incurred during the first quarter of 2015 and the first quarter of 2014 associated with this program:

	13 weeks ended
	May 2, 2015	May 3, 2014
	(In thousands)
Asset impairment charges	$—	$30,497
Severance costs	—	1,060
Lease costs, net	(236)	1,046
Other exit costs	294	1,886
Total	$58	$34,489

The Company accrued liabilities for the above mentioned restructuring charges as of May 2, 2015 and May 3, 2014 as follows:

	Severance	Lease Costs	Other Exit Costs	Total
	(In thousands)
Liability as of February 1, 2015	$28	$12,593	$—	$12,621
Additions	—	—	170	170
Paid or Utilized	(28)	(3,624)	(170)	(3,822)
Adjustments	—	(112)		(112)
Liability as of May 2, 2015	$—	$8,857	$—	$8,857

	Impairments	Severance	Lease Costs	Other Exit Costs	Total
	(In thousands)
Liability/Charge at Program Inception	$30,497	$1,060	$1,046	$1,886	$34,489
Paid or Utilized	(30,497)	—	—	(1,815)	(32,312)
Liability as of May 3, 2014	$—	$1,060	$1,046	$71	$2,177

The above liabilities as of May 2, 2015 include $5.5 million recorded in accrued expenses and other current liabilities and the balance is included in non-current liabilities. The above liabilities as of May 3, 2014 include $1.5 million recorded in accrued expenses and other current liabilities and the balance is included in non-current liabilities.

We closed 115 P.S. from Aéropostale stores during the fourth quarter of fiscal 2014 related to the above mentioned restructuring program. We have elected to early adopt the provisions of ASU 2014-08, "Discontinued Operations and Disclosures of Disposals of Components of an Entity", as of the beginning of the fourth quarter of fiscal 2014. We assessed the disposal group under this guidance and concluded the closure of the disposal group to be a "strategic shift". However, this strategic shift was not determined to be a "major" strategic shift based on the portion of our consolidated business that the disposal group represented. Accordingly the disposal group was not presented in the financial statements as discontinued operations. However, we have concluded that this disposal group was an individually significant disposal group. Pretax losses for this disposal group of stores were $33.5 million for the first quarter of 2014. The pretax loss included asset impairment charges of $30.1 million for the first quarter of 2014.

6.  Fair Value Measurements

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	Level 1			Level 2			Level 3
	May 2, 2015	January 31, 2015	May 3, 2014	May 2, 2015	January 31, 2015	May 3, 2014	May 2, 2015	January 31, 2015	May 3, 2014
	(In thousands)
Assets:
Cash equivalents [1]	$41,054	$110,022	$—	$—	$—	$—	$—	$—	$—
Total	$41,054	$110,022	$—	$—	$—	$—	$—	$—	$—

Liabilities:
GoJane performance plan liability [2]	$—	$—	$—	$—	$—	$—	$1,468	$1,446	$5,882
Total	$—	$—	$—	$—	$—	$—	$1,468	$1,446	$5,882

1 Cash and cash equivalents include money market investments valued as Level 1 inputs in the fair value hierarchy. The fair value of cash and cash equivalents approximates their carrying value due to their short-term maturities.

2 Under the terms of the fiscal 2012 GoJane acquisition agreement, the purchase price also includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business during the five year period beginning on the acquisition date (the "GJ Performance Plan"). These performance payments are not contingent upon continuous employment by the two individual former stockholders of GoJane. The GJ Performance Plan liability is measured at fair value using Level 3 inputs as defined in the fair value hierarchy. The fair value of the contingent payments as of the acquisition date was estimated to be $7.0 million. This was based on a weighted average expected achievement probability and a discount rate over the expected payment stream. Each quarter, we remeasure the GJ Performance Plan liability at fair value. During the fourth quarter of 2014, we remeasured the liability and reversed $4.5 million based on the probability of achieving the payment targets.

The following table provides a reconciliation of the beginning and ending balances of the GJ Performance Plan measured at fair value using significant unobservable inputs (Level 3):

	13 weeks ended
	May 2, 2015	May 3, 2014
	(In thousands)
Balance at beginning of period	$1,446	$7,416
Accretion of interest expense	22	66
GoJane consideration payment	—	(1,600)
Balance at end of period	$1,468	$5,882

The $1.5 million liability as of May 2, 2015 was included in non-current liabilities. Of the $5.9 million liability as of May 3, 2014, $1.6 million was included in accrued expenses and other current liabilities and the balance was included in non-current liabilities.

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

We did not record asset impairment charges during the first quarter of 2015. We recorded asset impairment charges of approximately $33.1 million during the first quarter of 2014 primarily for 88 stores. Of these charges, $30.5 million was included in restructuring charges and $2.6 million was included in cost of sales. These amounts included the write-down of long-lived assets at stores that were assessed for impairment because of (a) changes in circumstances that indicated the carrying value of assets may not be recoverable, or (b) management’s intention to relocate or close stores.  Impairment charges were primarily related to revenues and/or gross margins not meeting targeted levels at the respective stores as a result of macroeconomic conditions, location related conditions and other factors that were negatively impacting the sales and cash flows of these locations.

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

The table below sets forth by level within the fair value hierarchy the fair value of long-lived assets for which impairment was recognized for the first quarter of 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses
	(In thousands)
May 3, 2014
Long-lived assets held and used	$—	$—	$980	$980	$33,124

7.  Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of accumulated other comprehensive income (loss):

	May 2, 2015	January 31, 2015	May 3, 2014
	(In thousands)
Pension liability, net of tax	$1,004	$1,937	$(1,976)
Cumulative foreign currency translation adjustment	983	1,161	882
Total accumulated other comprehensive income (loss)	$1,987	$3,098	$(1,094)

The changes in components in accumulated other comprehensive income (loss) are as follows:

	13 weeks ended
	May 2, 2015
	Pension Liability	Foreign Currency Translation	Total
	(In thousands)
Beginning balance at February 1, 2015	$1,937	$1,161	$3,098
Other comprehensive loss before reclassifications	—	(178)	(178)
Reclassified from accumulated other comprehensive income	(933)	—	(933)
Net current-period other comprehensive loss	$(933)	$(178)	$(1,111)
Ending balance at May 2, 2015	$1,004	$983	$1,987

	13 weeks ended
	May 3, 2014
	Pension Liability	Foreign Currency Translation	Total
	(In thousands)
Beginning balance at February 2, 2014	$(2,007)	$824	$(1,183)
Other comprehensive income before reclassifications	—	58	58
Reclassified from accumulated other comprehensive loss	50	—	50
Tax effect on pension liability	(19)	—	(19)
Net current-period other comprehensive income	$31	$58	$89
Ending balance at May 3, 2014	$(1,976)	$882	$(1,094)

Reclassifications out of accumulated other comprehensive income (loss) for the first quarter of 2015 and the first quarter of 2014 are not material to the unaudited condensed consolidated financial statements.

Stock Repurchase Program

We have the ability to repurchase our common stock under a stock repurchase program, which was announced on December 9, 2003. The repurchase program may be modified or terminated by the Board of Directors at any time and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward. During the first quarter of fiscal 2015 and 2014, we did not repurchase shares of our common stock under our stock repurchase program.  Under the program to date, we have repurchased 60.1 million shares of our common stock for $1.0 billion.  As of May 2, 2015, we have approximately $104.4 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

In addition to the above program, we withheld 0.1 million shares for minimum statutory withholding taxes of $0.4 million related to the vesting of stock awards during the first quarter of 2015 and less than 0.1 million shares for minimum statutory withholding taxes of $0.2 million during the first quarter of 2014.

8.  Loss Per Share

The following table sets forth the computations of basic and diluted loss per share:

	13 weeks ended
	May 2, 2015	May 3, 2014
	(In thousands, except per share data)
Net loss	$(45,268)	$(76,782)
Weighted average basic shares	79,275	78,558
Impact of dilutive securities	—	—
Weighted average diluted shares	79,275	78,558
Basic loss per share	$(0.57)	$(0.98)
Diluted loss per share	$(0.57)	$(0.98)

All options to purchase shares, in addition to restricted, performance shares and convertible preferred shares, were excluded from the computation of diluted loss per share because the effect would be anti-dilutive during the first quarter 2015 and the first quarter of 2014.

9.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	May 2, 2015	January 31, 2015	May 3, 2014
	(In thousands)
Accrued gift cards	$19,395	$22,164	$21,644
Accrued compensation and retirement benefit plan liabilities	10,534	25,814	11,513
Current portion of exit cost obligations	7,012	10,771	—
Other	42,647	51,811	71,891
Total accrued expenses and other current liabilities	$79,588	$110,560	$105,048

10.  Other Non-current Liabilities

Other non-current liabilities consist of the following:

	May 2, 2015	January 31, 2015	May 3, 2014
	(In thousands)
Deferred rent	$38,415	$38,407	$44,233
Deferred tenant allowance	21,891	25,262	32,896
Advance volume purchase discount	13,422	—	—
Non-current portion of exit cost obligations	5,486	6,277	—
Retirement benefit plan liabilities	5,103	5,060	14,366
Uncertain tax contingency liabilities	1,942	1,917	3,473
Other	4,251	4,325	11,887
Total other non-current liabilities	$90,510	$81,248	$106,855

11.  Revolving Credit Facility

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

On May 23, 2014, we entered into $150.0 million secured credit facilities with affiliates of Sycamore Partners. In connection with this agreement, we amended the revolving credit facility with Bank of America N.A. to allow for the incurrence of this additional debt under the Loan Agreement (see Note 4).

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

The Credit Facility also contains covenants that, subject to specified exceptions, restrict our ability to, among other things:

•	incur additional debt or encumber assets of the Company;

•	merge with or acquire other companies;

•	liquidate or dissolve;

•	sell, transfer, lease or dispose of assets; and

•	make loans or guarantees.

Events of default under the Credit Facility include, without limitation and subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default on leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, failure to maintain specified availability levels, business failure or application for bankruptcy, legal challenges to loan documents or a change in control. Upon the occurrence of an event of default under the Credit Facility, the Lenders may, including but not limited to, cease making loans, terminate the Credit Facility and declare that all amounts outstanding are immediately due and payable, and take possession of and sell all assets that have been used as collateral.

The Company is subject to a restriction requiring the maintenance of minimum availability levels based upon the lesser of 10% of the borrowing base or commitments, as defined in the Credit Facility.

Availability under the Credit Facility is based on a borrowing base consisting of merchandise inventory, certain intellectual property and receivables. As of May 2, 2015 and January 31, 2015, we had no borrowings compared to $8.5 million in cash borrowings as of May 3, 2014 under the Credit Facility. Our remaining availability was $137.8 million as of May 2, 2015. In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of May 2, 2015, the outstanding letter of credit was $0.2 million and expires on June 30, 2015. We do not have any other stand-by or commercial letters of credit outstanding as of May 2, 2015 under the Credit Facility.

As of May 2, 2015, we are not aware of any instances of noncompliance with any financial covenants.

12.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	May 2, 2015	January 31, 2015	May 3, 2014
	(In thousands)
Supplemental Executive Retirement Plan (“SERP”)	$1,412	$7,531	$10,782
Other retirement plan liabilities	4,445	4,226	4,121
Total	$5,857	$11,757	$14,903
Less amount classified in accrued expenses related to SERP	—	6,044	—
Less amount classified in accrued expenses related to other retirement plan liabilities	754	653	537
Long-term retirement benefit plan liabilities	$5,103	$5,060	$14,366

401(k) Plan

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements.  Under the terms of the plan, employees may contribute, subject to statutory limitations, up to 100% of gross earnings and historically, including fiscal 2013, we have provided a matching contribution of 50% of the first 5% of gross earnings contributed by the participants.  We also have the option to make additional contributions or to suspend the employer contribution at any time. The employer's matching contributions vest over a five-year service period with 20% vesting after two years and 50% vesting after year three.  Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after five years of service. We suspended the Company's matching contribution under the plan for fiscal 2014 and have re-instated it for fiscal 2015. During fiscal 2011, we established separate defined contribution plans for eligible employees in both Canada and Puerto Rico who meet certain requirements. Contribution expense for all plans were not material to the unaudited condensed consolidated financial statements for any period presented.

Supplemental Executive Retirement Plan

We maintain a Supplemental Executive Retirement Plan, or "SERP". This plan is a non-qualified defined benefit plan for one remaining executive.  The plan is non-contributory and not funded and provides benefits based on years of service and compensation during employment.  Participants are fully vested upon entrance in the plan. Pension expense is determined using the projected unit credit cost method to estimate the total benefits ultimately payable to officers and this cost is allocated to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually. We expect to make contributions to the SERP when the participants cease employment with us. The amount of cash contributions we are required to make to the plan could increase or decrease depending on when employees make retirement elections and other factors which are not in the control of the Company. Our expected cash contributions to the plan are equal to the expected benefit payments. The liabilities related to the SERP were $1.4 million as of May 2, 2015, $7.5 million as of January 31, 2015 and $10.8 million as of May 3, 2014. During March 2015, we paid Thomas P. Johnson, our former Chief Executive Officer, $6.0 million from our SERP. Accordingly, the SERP liability related to Mr. Johnson was classified as a current liability in our consolidated balance sheet as of January 31, 2015. In conjunction with the payment to Mr. Johnson, we recorded a benefit of $1.0 million in SG&A, with a corresponding amount recorded to relieve accumulated other comprehensive loss included in our stockholders' equity. This accounting treatment is in accordance with settlement accounting procedures under the provisions of ASC Topic 715, "Compensation - Retirement Benefits". This plan was not material to our unaudited condensed consolidated financial statements.

Other Retirement Plan Liabilities

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management. The plan is a non-qualified, non-contributory defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP. We record annual monetary credits to each participant's account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant's account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants' accounts will be fully vested upon retirement after completing five years of service and attaining age 55. The liabilities related to this plan were $4.4 million as of May 2, 2015, $4.2 million as of January 31, 2015 and $4.0 million as of May 3, 2014. Compensation expense related to this plan was not material to our unaudited condensed consolidated financial statements for any period presented.

We maintain a postretirement benefit plan for certain executives that provides retiree medical and dental benefits. The plan is an "other post-employment benefit plan", or "OPEB", and is not funded. Pension expense and the liability related to this plan were not material to our unaudited condensed consolidated financial statements for any period presented.

13.  Stock-Based Compensation

Under the provisions of Financial Accounting Standards Board ("FASB") ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the statement of operations.

On May 8, 2014, the Board unanimously approved the 2014 Omnibus Incentive Plan (the “Omnibus Plan”), which is an amendment and restatement of our Second Amended and Restated 2002 Long-Term Incentive Plan, as amended (the “2002 Plan”). The Omnibus Plan became effective upon stockholder approval at the Annual Meeting of Stockholders on June 30, 2014. Stock-based compensation awarded after June 30, 2014 is awarded under the Omnibus Plan.

Restricted Stock Units

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

The following table summarizes restricted stock units outstanding as of May 2, 2015:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 1, 2015	398	$4.60
Granted	776	3.17
Vested	(272)	2.96
Cancelled	(17)	3.17
Outstanding as of May 2, 2015	885	$3.88

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted units activity was $0.6 million for the first quarter of 2015 and $1.6 million for the first quarter of 2014. As of May 2, 2015, there was $2.2 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over the weighted average period of two years.  The total fair value of units vested was $0.8 million during the first quarter of 2015 and less than $0.1 million during the first quarter of 2014.

Additionally, certain of our employees have been awarded cash-settled restricted stock units, pursuant to cash-settled restricted stock unit agreements. The cash-settled restricted stock units awarded to employees cliff vest at varying times up to approximately three years of continuous service. Certain shares awarded may also vest upon a qualified retirement at or following age 65, or upon a qualified early retirement under the provisions adopted in 2012 whereby the awardee completes 10 years of service, attains age 55 and retires. All cash-settled restricted stock units immediately vest upon a change in control of the Company.  We may, in our sole discretion, at any time during the term, convert the cash-settled restricted stock units into stock-settled restricted stock units. The cash-settled restricted stock units are treated as liability awards in accordance with ASC 718. During January 2015, we converted 262,000 shares of cash-settled restricted stock units to stock-settled restricted stock units.

The following table summarizes cash-settled restricted stock units outstanding as of May 2, 2015:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 1, 2015	747	$2.44
Granted	—	—
Vested	(46)	3.63
Cancelled	(26)	3.32
Outstanding as of May 2, 2015	675	$3.08

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was $0.5 million for the first quarter of 2015 and $0.3 million for the first quarter of 2014. As of May 2, 2015, there was $1.1 million of unrecognized compensation cost related to cash-settled restricted stock units that is expected to be recognized over the weighted average period of two years.

Restricted Shares

Certain of our employees and all of our directors have been awarded non-vested stock (restricted shares), pursuant to non-vested stock agreements. The restricted shares awarded to employees generally cliff vest after up to three years of continuous service.  Certain shares awarded after such date may also vest upon a qualified retirement at or following age 65, or upon a qualified early retirement under the provisions adopted in 2012 whereby an awardee completes 10 years of service, attains age 55 and retires. All restricted shares immediately vest upon a change in control of the Company.  Grants of restricted shares awarded to directors vest in full after one year after the date of the grant.

The following table summarizes non-vested shares of stock outstanding as of May 2, 2015:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 1, 2015	1,451	$11.61
Granted	372	3.17
Vested	(193)	6.63
Cancelled	(15)	13.60
Outstanding as of May 2, 2015	1,615	$10.24

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was $1.5 million for the first quarter of 2015 and $1.8 million for the first quarter of 2014.  As of May 2, 2015, there was $4.5 million of unrecognized compensation cost related to restricted shares awards that is expected to be recognized over the weighted average period of one year.  The total fair value of shares vested was $1.3 million during the first quarter of 2015 and $3.8 million during the first quarter of 2014.

In connection with the GoJane acquisition, we granted restricted shares to the two individual former stockholders of GoJane, with compensation expense recognized over the three year cliff vesting period. If the aggregate dollar value of the restricted shares on the vesting date is less than $8.0 million, then we shall pay to the two individual former stockholders an amount in cash equal to the difference between $8.0 million and the fair market value of the restricted shares on the vesting date. As of the first quarter of 2015, we recorded additional compensation expense of $0.2 million and have a corresponding liability of $5.0 million based on the Company's stock price as of May 2, 2015. As of the first quarter of 2014, we recorded additional compensation expense of $0.9 million and had a corresponding liability of $2.4 million based on the Company's stock price as of May 3, 2014.

Performance Shares

Certain of our executives have been awarded performance shares, pursuant to performance share agreements. The performance shares cliff vest at the end of three years of continuous service with us. The shares awarded are contingent upon meeting various separate performance conditions based upon consolidated earnings targets or market conditions based upon total shareholder return targets. All performance shares immediately vest upon a change in control of the Company (as communicated to the executives awarded performance shares). Compensation cost for the performance shares with performance conditions related to consolidated earnings targets is periodically reviewed and adjusted based upon the probability of achieving certain performance targets. If the probability of achieving targets changes, compensation cost will be adjusted in the period that the probability of achievement changes. The fair value of performance based awards is based upon the fair value of the Company's common stock on the date of grant. For market based awards that vest based upon total shareholder return targets, the effect of the market conditions is reflected in the fair value of the awards on the date of grant using a Monte-Carlo simulation model. A Monte-Carlo simulation model estimates the fair value of the market based award based upon the expected term, risk-free interest rate, expected dividend yield and expected volatility measure for the Company and its peer group. The annual grant issued during the first quarter of 2015 include performance conditions with both a consolidated earnings target and a total shareholder return target. Compensation expense for market based awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

The following table summarizes performance shares of stock outstanding as of May 2, 2015:

	Performance-based		Market-based
	Performance Shares		Performance Shares
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding as of February 1, 2015	—	$—	489	$10.25
Granted	780	4.58	—	—
Vested	—	—	—	—
Cancelled	(2)	13.60	(32)	7.08
Outstanding as of May 2, 2015	778	$4.55	457	$10.47

Total compensation expense is being amortized over the vesting period. Compensation expense related to the market-based performance shares which we granted was $0.3 million for the first quarter of 2015 and $0.7 million for the first quarter of 2014. We recognized compensation expense of $0.2 million related to performance-based performance shares during the first quarter of 2015 based on our determination of the likelihood of achieving the performance conditions associated with the respective shares.
We did not recognize compensation expense related to performance-based performance shares during the first quarter of 2014.

The following table summarizes unrecognized compensation cost and the weighted-average years expected to be recognized related to performance share awards outstanding as of May 2, 2015:

	Performance-based	Market-based
	Performance Shares	Performance Shares
Total unrecognized compensation (in thousands)	$3,340	$1,936
Weighted-average years expected to recognize compensation cost (years)	3	2

Cash-Settled Stock Appreciation Rights ("CSARs")

In conjunction with the execution of the employment agreement with Mr. Johnson on May 3, 2013, we granted him an award of CSARs, with an award date value of $5.6 million. The number of CSARs granted was determined in accordance with the agreement by dividing $5.6 million by the Black Scholes value of the closing price of a share of the Company's common stock on the award date. The CSARs are currently being treated as a liability based award. For the first quarter of 2015, our expected volatility was 98%, expected term was 0.3 years, risk-free interest rate was 0.02% and expected forfeiture rate was 0%. The CSARs have a term of seven years and will vest in equal 1/3 increments over three years. Additionally, we may, in our sole discretion, at any time during the term, exchange a CSAR for another form of equity which is of equal value to the CSAR at the time of the exchange. For the first quarter of 2015, we did not record any expense or benefit related to this incentive award. For the first quarter of 2014, this incentive award did not have a material impact on the unaudited condensed consolidated financial statements. As of May 2, 2015, there was no unrecognized compensation cost related to CSARs.  As a result of the departure of Mr. Johnson after the end of the second quarter of 2014, 2/3 of these CSARs were forfeited. The remaining vested shares will expire within a year from Mr. Johnson's departure date.

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

This bonus is a market and service based liability award that is required to be marked-to-market under ASC 718. The fair value of this award is estimated using a Monte-Carlo simulation model. A Monte-Carlo simulation model estimates the fair value of a market based award based upon the expected term, risk-free interest rate, expected dividend yield and expected volatility measure for the Company. Compensation expense for this award is recognized over the vesting period regardless of whether the market condition is expected to be achieved. We have recorded a liability for this award that was immaterial to the unaudited condensed financial statements as of May 2, 2015.

Stock Options

Under the Omnibus Plan, we may grant qualified and non-qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees.  Stock options may not be granted at less than the fair market value at the date of grant. Stock options generally vest over four years on a pro-rata basis and expire after eight years. All outstanding stock options immediately vest upon (i) a change in control of the company (as defined in the plan) and (ii) termination of the employee within one year of such change of control.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires certain assumptions, including estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). For the first quarter of 2015, our expected volatility was 61.4%, expected term was 4.70 years, risk-free interest rate was 1.40% and expected forfeiture rate was 0%. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the unaudited condensed consolidated statements of operations.

The effects of applying the provisions of ASC 718 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

The following table summarizes stock option transactions for common stock during the first quarter of 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of February 1, 2015	2,247	$4.62
Granted	1,500	3.17
Exercised	—	—
Cancelled[1]	(132)	17.85
Outstanding as of May 2, 2015	3,615	$3.54	6.43	$—
Options vested as of May 2, 2015 and expected to vest[2]	3,615	$3.54	6.43	$—
Exercisable as of May 2, 2015	82	$17.09	0.91	$—

1 The number of options cancelled includes approximately 132,000 expired shares.
2 The number of options expected to vest takes into consideration estimated expected forfeitures.

In accordance with his employment agreement, Mr. Geiger was granted an award of options to purchase 1.5 million shares of our common stock during the first quarter of 2015. These stock options have a strike price of $3.17 per share, vest over two years on a pro-rata basis, and have a seven year life. During the third quarter of 2014, and also in accordance with his employment agreement, Mr. Geiger was granted an award of options to purchase 2.0 million shares, that had a strike price of $3.24 and vest over three years on a pro-rata basis with a seven year life.

We recognized $0.5 million in compensation expense related to stock options during the first quarter of 2015 and less than $0.1 million during the first quarter of 2014.   For the first quarter of 2015 and the first quarter of 2014, the intrinsic value of options exercised was zero.

The following table summarizes information regarding non-vested outstanding stock options as of May 2, 2015:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of February 1, 2015	2,035	$1.52
Granted	1,500	1.62
Vested	(2)	6.39
Canceled	—	—
Non-vested as of May 2, 2015	3,533	$1.56

As of May 2, 2015, there was $4.6 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining weighted-average vesting period of two years.

14.  Commitments and Contingent Liabilities

Legal Proceedings - In October 2011, Aéropostale, Inc. and former and current senior executive officers Thomas P. Johnson and Marc D. Miller were named as defendants in an action amended in February 2012, City of Providence v. Aéropostale, Inc., et al., No. 11-7132, a class action lawsuit alleging violations of the federal securities laws.  The lawsuit was filed in New York federal court on behalf of purchasers of Aéropostale securities between March 11, 2011 and August 18, 2011.  The lawsuit alleged that the defendants made materially false and misleading statements regarding the Company's business and prospects and failed to disclose that Aéropostale was experiencing declining demand for its women's fashion division and increasing inventory.  A motion to dismiss was denied on March 25, 2013.  Aéropostale and the plaintiffs entered into a settlement agreement resolving the claims made in this action, without any admission of liability, for the amount of $15.0 million, all of which was funded with insurance proceeds. The settlement received final court approval on May 9, 2014. An individual stockholder filed an appeal of the May 9, 2014 court order approving the settlement, which appeal is now pending in the second circuit.

During February 2014, we settled litigations related to California wage and hour matters. During fiscal 2014, we made settlement payments of $3.6 million. In addition, we have remaining liabilities previously recorded of $0.8 million as of May 2, 2015 related to these settlements.

We are also party to various litigation matters and proceedings in the ordinary course of business.  In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Contingencies - During May 2014, we entered into $150.0 million secured credit facilities with affiliates of Sycamore Partners. In connection with this agreement, we entered into a sourcing agreement with an affiliate of Sycamore Partners that requires us to purchase a minimum volume of product for 10 years. This purchase commitment will commence during the first quarter of fiscal 2016 and is between $240.0 million and $280.0 million per annum depending on the year (see Note 4).

On February 2, 2015, we revised and renewed a Supplier Agreement with one of our suppliers. Should we fail to meet annual purchase minimum thresholds in this agreement we would be liable to make certain agreed upon shortfall payments to this supplier (see Note 3).

In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of May 2, 2015, the outstanding letter of credit was $0.2 million and expires on June 30, 2015. We do not have any other stand-by or commercial letters of credit as of May 2, 2015.

We have various product license agreements that obligate us to pay the licensor at least the guaranteed minimum royalty amount based on sales of their products.

We have not issued any third party guarantees or commercial commitments as of May 2, 2015.

Executive Severance Plan - We have a Change of Control Severance Plan (“the Plan”), which entitles certain executive level employees to receive certain payments upon a termination of employment after a change of control (as defined in the Plan) of the Company. The adoption of the Plan did not have any impact on the unaudited condensed consolidated financial statements for any periods presented.

15.  Income Taxes

We review the annual effective tax rate on a quarterly basis and make necessary changes if information or events merit.  The estimated annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates.  The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occur), or impacts from tax law changes.  To the extent such changes impact our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occur. During the first quarter of 2015, we recorded tax expense of $0.5 million to establish a valuation allowance on certain Puerto Rico deferred tax assets.

We follow the provisions of ASC Topic 740, “Income Taxes”, which includes the accounting and disclosure for uncertainty in income taxes.  We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Uncertain tax positions, inclusive of interest and penalties were $7.3 million as of May 2, 2015, $7.2 million at January 31, 2015, and $9.6 million at May 3, 2014.  Of these amounts, $5.3 million was recorded as a direct reduction of the related deferred tax assets as of May 2, 2015 and January 31, 2015 and $6.2 million was recorded as of and May 3, 2014. Reversal of uncertain tax positions, net of related deferred tax assets, would favorably impact our effective tax rate. These uncertain tax positions are subject to change based on future events, the timing of which is uncertain, however the Company does not anticipate that the balance of such uncertain tax positions will significantly change during the next twelve months.

We file income tax returns in the U.S. and in various states, Canada and Puerto Rico. All tax returns remain open for examination generally for our 2011 through 2014 tax years by various taxing authorities. However, certain states may keep their statute open for six to ten years. Our U.S. federal filings for the years 2010 to 2013 are currently under examination by the Internal Revenue Service.

16.  Segment Information

FASB ASC Topic 280, “Segment Reporting” (“ASC 280”), establishes standards for reporting information about a company’s operating segments. We have two reportable segments: a) retail stores and e-commerce; and b) international licensing. Our reportable segments were identified based on how our business is managed and evaluated. The reportable segments represent the Company’s activities for which discrete financial information is available and which is utilized on a regular basis by the Company’s chief operating decision maker (“CODM”), our Chief Executive Officer, to evaluate performance and allocate resources. The retail stores and e-commerce segment includes the aggregation of the Aéropostale U.S., Aéropostale Canada, P.S. from Aéropostale and GoJane operating segments. In identifying our reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The accounting policies of the Company’s reportable segments are consistent with those described in Note 1 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. All intercompany transactions are eliminated in consolidation. We do not rely on any customer as a major source of revenue.

The following tables provide summary financial data for each of our segments (in thousands):

	13 weeks ended
	May 2, 2015	May 3, 2014
Net sales:
Retail stores and e-commerce	$310,896	$388,321
International licensing	7,747	7,537
Total net sales	$318,643	$395,858

	13 weeks ended
	May 2, 2015	May 3, 2014
(Loss) income from operations:
Retail stores and e-commerce [1]	$(45,826)	$(52,939)
International licensing	6,576	6,903
Other [2]	(1,206)	(37,401)
Total loss from operations	$(40,456)	$(83,437)

1 Such amounts include all corporate overhead and shared service function costs and we have not allocated a portion of these costs to international licensing in this presentation.

2 Other items for the first quarter of 2015 and first quarter of 2014, which are all related to the retail stores and e-commerce segment, included restructuring charges (See Note 5) and other income (charges) that are not included in the segment income (loss) from operations reviewed by the CODM. Other items for the first quarter of 2014 also included store asset impairment charges.

Depreciation expense and capital expenditures have not been separately disclosed as the amounts primarily relate to the retail stores and e-commerce segment. Such amounts are not material for the international licensing segment.

	May 2, 2015	January 31, 2015	May 3, 2014
Total assets:
Retail stores and e-commerce	$421,352	$496,220	$524,781
International licensing	7,677	15,969	7,112
Total assets	$429,029	$512,189	$531,893

17.  Related Parties

During May 2014, we entered into a strategic sourcing relationship with an affiliate of Sycamore Partners, which included $150.0 million in secured credit facilities (see Note 4 for a further discussion). As of May 23, 2014 and May 2, 2015, Lemur LLC, an affiliate of Sycamore Partners owned approximately 8% of our outstanding common stock. Stefan Kaluzny, a managing director at Sycamore Partners and Sycamore Partners and its affiliates are considered related parties due to the agreements described above combined with their ownership interest in us. In addition to the related party transactions presented on the Consolidated Statement of Operations during the first quarter of 2015, we had the following transactions with these related parties during that period:

•
Merchandise purchased from an affiliate of Sycamore Partners was $12.2 million during the first quarter of 2015, of which $9.2 million that was included in our merchandise inventories as of May 2, 2015,

•Accounts payable of $5.9 million to an affiliate of Sycamore Partners as of May 2, 2015, and

•Payments of $10.4 million to an affiliate of Sycamore Partners during the first quarter of 2015.

Additionally, Scopia Capital Management, LLC owned approximately 12.5% of our common stock and Fidelity Management & Research Company owned approximately 10.8% of our common stock as of May 2, 2015. Both are considered related parties due to their ownership interest in us. We did not have any transactions with either of these related parties during first quarter of 2015.

18.  Recent Accounting Developments

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customers' Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Management is still assessing the impact of the adoption to the unaudited condensed consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-04, Compensation—Retirement Benefits (Topic 715) ("ASU 2015-04"). This update provides a practical expedient for employers with fiscal year-ends that do not fall on a month-end by permitting those employers to measure defined benefit plan assets and obligations as of the month-end that is closest to the entity's fiscal year-end. ASU 2015-04 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-04 is not expected to have a material effect on the unaudited condensed consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct reduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-03 is not expected to have a material effect on the unaudited condensed consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). Under ASU 2014-15, management is required to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about [the] entity’s ability to continue as a going concern.” The new standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the unaudited condensed consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Management is still assessing the impact of the adoption to our unaudited condensed consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, the ASU expands the disclosure requirements for disposals that meet the definition of a discontinued operation, requires entities to disclose information about disposals of individually significant components and defines “discontinued operations” similarly to how it is defined under International Financial Reporting Standards 5, Non-current Assets Held for Sale and Discontinued Operations. The ASU is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted. We elected to early adopt this guidance effective as of the beginning of the fourth quarter of fiscal 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results.  Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will”, “may”, “could”, “expect”, “believe”, “anticipate”, “intend”, “estimate”, “seek” or other similar words. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements.  The factors that could cause actual results to materially differ from those projected in the forward-looking statements include changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors; changes in the economy and other events leading to a reduction in discretionary consumer spending; seasonality; risks associated with changes in social, political, economic and other conditions and the possible adverse impact of changes in currency exchange rates and import restrictions; risks associated with the Company's debt arrangements; risks associated with uncertainty relating to the Company's ability to implement its strategies and risks associated with the Company’s ability to implement and realize the anticipated benefits of the Company’s strategic initiatives and cost reduction program. The following discussion as well as any evaluation of our business and future prospects should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and the Risk Factors in Part 1, Item 1A thereof, as well as other reports filed with the SEC. All forward-looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made.

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” is intended to provide information to help you better understand our financial condition and results of operations.  Our business is highly seasonal, and historically we realize a significant portion of our sales and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in our third quarter and the holiday selling season in our fourth quarter.  Therefore, our interim period unaudited condensed consolidated financial statements may not be indicative of our full-year results of operations, financial condition or cash flows. We recommend that you read this section along with the unaudited condensed consolidated financial statements and notes included in this report and along with our Annual Report on Form 10-K for the year ended January 31, 2015.

The discussion in the following section is on a consolidated basis, unless indicated otherwise.

Overview

The United States macro-economic environment and mall traffic continue to remain challenging and the teen retail environment remains highly competitive and promotional. We believe that fast-fashion retailers have absorbed some market share from more traditional teen retailers.  Additionally, we believe that over the last few years, the teen market has seen a shift in demand away from logo-based product.  We also think that apparel retailers are competing with technology products, like smart phones and apps, for our core teen customer’s discretionary spending.  These factors have contributed to our unfavorable financial results.  Therefore, we are focused on executing our key merchandising, operational and financial initiatives to improve our performance. Merchandising and operational initiatives that we are implementing include the following:

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

•	We plan to refine the manner in which we promote merchandise and our use of in-store marketing.

•
We plan to focus strategically on the development of the “tops” merchandise classification, primarily in knit tops, and also in woven tops in order to increase the number of tops sold relative to bottoms.

•
We plan to be more targeted in our patterns of merchandise allocation and distribution. The demand pattern throughout our store base has been disparate and diverse. We are therefore moving towards a localized targeted product allocation method rather than universally allocating product.

•
We continue to focus on the growth of our international licensing business. In March 2015 we announced an agreement to bring Aéropostale stores to the Republic of Ireland later this year through an exclusive partnership. We also recently signed a license agreement with an existing licensee to open an additional 25 Aéropostale locations in three additional territories and to open 38 P.S. from Aéropostale locations across seven territories in the Middle East over the next five years.

We continue to make progress in achieving our key financial strategies of maintaining appropriate levels of liquidity, continuing the evaluation of our real estate portfolio and managing our capital spending prudently. With regard to liquidity, during February 2014, we increased the borrowing availability under our Credit Facility (see Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements). Additionally, during May 2014, we entered into a strategic sourcing relationship with an affiliate of Sycamore Partners, which included $150.0 million in secured credit facilities (see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements). On February 2, 2015, we revised and renewed a master sourcing agreement (“Supplier Agreement”) with one of our suppliers. Under the ten-year agreement, we received an advance volume purchase discount equivalent to approximately $1.75 million per annum throughout the life of the Supplier Agreement as commitment of meeting certain minimum thresholds. Should we fail to meet the annual purchase minimum thresholds we would be required to make certain agreed upon shortfall payments, or if we exceed certain minimum purchase thresholds, we would have an opportunity to receive additional advance volume purchase discounts (see Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements). Additionally, during fiscal 2014, we received income tax refunds of approximately $52.0 million.

Operationally, during April 2014, following a strategic review and assessment of changing consumer patterns, management and the Board of Directors approved a comprehensive plan to restructure the P.S. from Aéropostale business by the end of fiscal 2014 and to reduce costs. Based on changing consumer patterns, we closed 126 P.S. from Aéropostale stores, primarily in mall locations, on or around the end of fiscal 2014. We also continue to focus on faster growing sales channels, including off-mall locations, e-commerce and international licensing of P.S. from Aéropostale. We are also exploring other potential third party distribution channels. The cost reduction program also targeted direct and indirect spending across the organization. This has included the reduction of approximately 100 open or occupied corporate positions during 2014 to align with our current business strategies. We incurred restructuring charges of $40.4 million during fiscal 2014. We estimate that these initiatives, along with other expense savings initiative, will generate approximately $40.0 million in annualized pre-tax savings, of which approximately $12.0 million was achieved during fiscal 2014. See Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements for further details.

In an ongoing effort to right size our store base and optimize our real estate portfolio, we closed 122 under-performing Aéropostale stores in the United States and Canada during fiscal 2014. We expect to eliminate pre-tax losses of approximately $10.0 million during fiscal 2015 that were generated from these stores in fiscal 2014. During 2015, we are considering potentially closing approximately 50 to 75 additional Aéropostale stores, which would bring total closures to a range of approximately 220 to 245 Aéropostale stores since 2013. Additionally, real estate consultants negotiated early store lease terminations and lease buyouts on our behalf.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended
	May 2, 2015	May 3, 2014
Net sales	100.0%	100.0%
Gross profit	18.6%	17.8%
Selling, general and administrative expenses	31.3%	30.2%
Restructuring charges	—%	8.7%
Loss from operations	(12.7)%	(21.1)%
Interest expense	1.1%	0.1%
Loss before income taxes	(13.8)%	(21.2)%
Income tax expense (benefit)	0.4%	(1.8)%
Net loss	(14.2)%	(19.4)%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table. Comparable changes for the 13-weeks ended May 2, 2015 are compared to the 13-weeks ended May 3, 2014.

	13 weeks ended
	May 2, 2015	May 3, 2014
Net sales (in millions)	$318.6	$395.9
Retail stores and e-commerce net sales	$310.9	$388.3
International licensing net sales	$7.7	$7.5
Total store count at end of period	849	1,081
Comparable store count at end of period	826	1,005
Net sales change	(20)%	(12)%
Comparable sales change (including the e-commerce channel)	(11)%	(13)%
Comparable average unit retail change (including the e-commerce channel)	—%	3%
Comparable units per sales transaction change (including the e-commerce channel)	(4)%	(5)%
Comparable sales transaction change (including the e-commerce channel)	(7)%	(10)%
Net sales per average square foot	$84	$86
Gross profit (in millions)	$59.1	$70.5
Loss from operations (in millions)	$(40.5)	$(83.4)
Retail stores and e-commerce loss from operations	$(45.8)	$(52.9)
International licensing income from operations	$6.6	$6.9
Other [1]	$(1.2)	$(37.4)
Diluted loss per share	$(0.57)	$(0.98)
Average square footage growth over comparable period	(19)%	—%
Change in total inventory over comparable period	(20)%	(4)%
Change in store inventory per retail square foot over comparable period	(2)%	(3)%
Percentages of net sales by category:
Young Women’s	67%	65%
Young Men’s	33%	35%

1 Other items include income (charges) that are not included in the segment income (loss) from operations reviewed by the Company’s chief operating decision maker, our Chief Executive Officer. See Note 16 to the Notes to the Unaudited Condensed Consolidated Financial Statements for a further discussion.

Comparison of the 13 weeks ended May 2, 2015 to the 13 weeks ended May 3, 2014

Net Sales

Net sales consist of our sales from comparable stores, our non-comparable stores, our e-commerce business and international licensing revenue. Our wholly-owned stores are included in comparable sales after 14 months of operation. Additionally, we have included GoJane sales in our comparable sales beginning in February of fiscal 2014. We consider a remodeled or relocated store with more than a 25% change in square feet to be a new store. Prior period sales from stores that have closed are not included in comparable sales.

Net sales decreased by $77.2 million, or 20% for the first quarter of 2015. This was due to the decline in comparable sales of 11% and average square footage of 19% when compared to the same period last year. The net sales decrease reflects:

•	a decrease of $36.0 million in comparable sales

•	a decrease of $41.4 million in non-comparable sales

•	an increase of $0.2 million in international licensing revenue

Consolidated comparable sales, including the e-commerce channel, decreased by 16% in our young men's category and 8% in our young women's category. The overall comparable sales, including the e-commerce channel, reflected decreases of 7% in the number of sales transactions, 4% in units per sales transaction while average unit retail remained constant.

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

Gross profit decreased by $11.4 million for the first quarter of 2015 compared to the same period last year. The decrease was primarily due to the decrease in net sales and was partially offset by improved merchandise margin. Gross profit increased by 0.8 percentage points, as a percentage of net sales. Merchandise margin increased by 1.5 percentage points and depreciation was lower by 0.5 percentage points. These increases were offset by 1.2 percentage points of deleverage impact in occupancy and distribution expenses resulting from the above mentioned decrease in store sales. Additionally, gross profit for the first quarter of 2015 included store closing costs of 0.7 percentage points. Gross profit for the first quarter of 2014 included asset impairment charges of 0.7 percentage points.

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

SG&A decreased by $19.9 million, or by 17%, for the first quarter of 2015 compared to the first quarter of 2014. The decrease was due in part to the closure of stores during fiscal 2014 and expense savings initiatives. Specifically, the decrease resulted from lower store expenses of $11.9 million, mainly payroll, due in part to cost savings initiatives. The decrease also included lower corporate expenses of $4.8 million, lower marketing costs of $2.4 million and e-commerce and store transaction expenses of $0.8 million.

SG&A was 31.3% for the first quarter of 2015 compared to 30.2% for the same period last year, as a percentage of net sales. The increase in SG&A, as a percentage of sales, was due to the deleverage impact in corporate expenses of 0.5 percentage points and e-commerce and store transaction expenses of 0.5 percentage points, primarily due to the decline in sales.

Restructuring Charges

Restructuring charges related to the cost reduction program discussed above were $0.1 million for the first quarter of 2015 compared to $34.5 million for the first quarter of 2014. The restructuring charges for the first quarter of 2014 included P.S. from Aéropostale stores asset impairment charges of $30.5 million. The restructuring charges during the first quarter of 2014 were primarily related to the closure of 126 P.S. from Aéropostale stores during fiscal 2014.

Loss from Operations

As a result of the above, consolidated loss from operations was $40.5 million for the first quarter of 2015, compared to $83.4 million for the first quarter of 2014. The consolidated loss from operations included income from our international licensing segment of $6.6 million for the first quarter of 2015 compared to $6.9 million for the prior period. In addition, consolidated loss from operations included net restructuring and other charges of $1.2 million for the first quarter of 2015 and $37.4 million for the first quarter of 2014.

Income taxes

We recorded tax expense at a rate of 3.3% for the first quarter of 2015 versus a tax benefit rate of 8.4% for the first quarter of 2014. The tax rates for both periods were unfavorably impacted by the establishment of valuation allowances against deferred tax assets. Tax expense for the first quarter of 2015 also included foreign tax liabilities and certain state minimum taxes. We expect that the tax rate for the balance of fiscal 2015 will continue to be unfavorably impacted by these items.

Net loss

As a result of the above, net loss was $45.3 million, or $0.57 per diluted share, for the first quarter of 2015, compared to net loss of $76.8 million, or $0.98 per diluted share, for the first quarter of 2014.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, remodeling or updating existing stores, the improvement or enhancement of our information technology systems and the construction of a limited number of new stores. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year.

Declining mall traffic, a highly promotional and competitive teen retail environment and a shift in customer demand away from logo-based product have contributed to unfavorable financial performance.  We have incurred declining comparable sales and net losses from operations. This has led to cash outflows from operations of $55.7 million in fiscal 2014 and $38.4 million in fiscal 2013. We recently took the following steps to enhance our liquidity position:

•	On February 21, 2014, we increased the borrowing availability under our Credit Facility (see Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements).

•	On May 23, 2014, we received net proceeds of $137.6 million from the $150.0 million debt facilities with affiliates of
Sycamore Partners.  We used the proceeds of this financing transaction for working capital and other general corporate purposes. In conjunction with this arrangement, we also entered into a sourcing agreement with an affiliate of Sycamore Partners. Beginning in 2016, should we fail to meet annual purchase minimum thresholds, we would be required to make certain agreed upon principal payments and shortfall payments (see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion).

•
In April 2014, and as discussed above, following a strategic review and assessment of changing consumer patterns, management and the Board of Directors approved a comprehensive plan to restructure the P.S. from Aéropostale business and to reduce costs. As of January 31, 2015, we closed 126 P.S. from Aéropostale stores, primarily in mall locations (see Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements). We estimate that these and other savings initiatives will generate approximately $40.0 million in annualized pre-tax savings, of which approximately $12.0 million was achieved during fiscal 2014.

•
Separate and apart from the above mentioned restructuring program, as discussed above, we also closed 122 under-performing Aéropostale stores in the United States and Canada during fiscal 2014. We estimate that these closures will generate annual savings of approximately $10.0 million (see Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements).

•
As discussed above, on February 2, 2015, we received an advance volume purchase discount of $17.5 million from a supplier (see Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion).

•
During fiscal 2014, we reduced our capital expenditures to $23.8 million from $84.1 million in fiscal 2013, and expect to further reduce capital expenditures to approximately $16.0 million during fiscal 2015.

•	Focused on strategic initiatives we undertook and are undertaking to improve our financial performance as discussed above under the Overview section of Item 2.

At May 2, 2015, we had working capital of $127.8 million, including cash and cash equivalents of $76.0 million, and our revolving credit facility had availability of $137.8 million with no borrowings outstanding. Our cash on hand and availability under the revolving credit facility exceeded the $70.0 million minimum availability covenant by $143.8 million. Our ability to fund operations and capital expenditures in the future will be dependent on our ability to generate cash from operations, maintain or improve margins, decrease significantly the rate of decline in comparable sales and to borrow funds available under our loan agreements. Our ability to borrow funds is dependent in part on our ability to meet all covenants, including a financial covenant in our loan agreement with affiliates of Sycamore Partners which requires a minimum liquidity coverage of $70.0 million of cash and availability under the revolving credit facility. Accordingly, if we do not generate sufficient cash flow from operations to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, we may need to take various further actions, such as down-sizing and/or eliminating certain operations, which could include exit costs, or reducing or delaying capital expenditures, strategic investments or other actions. We believe that cash on hand and availability under our revolving credit facility will be sufficient to fund operations and cash flow requirements for the next twelve months. However, there can be no assurance that we will be able to achieve our strategic initiatives or obtain additional funding on favorable terms in the future which could have a significant adverse effect on our operations.

The following table sets forth our cash flows for the period indicated:

	13 weeks ended
	May 2, 2015	May 3, 2014
	(In thousands)
Net cash used in operating activities	$(73,073)	$(77,613)
Net cash used in investing activities	(2,569)	(10,429)
Net cash provided by financing activities	(401)	6,046
Effect of exchange rate changes	244	—
Net decrease in cash and cash equivalents	$(75,799)	$(81,996)

Operating activities - Net cash used in operating activities decreased by $4.5 million for the first quarter of 2015 compared to the same period in 2014. Net cash used in operations for the first quarter of 2015 included the previously discussed advance volume purchase discount. This was partially offset by an increase in cash used due to the increase in net loss adjusted for impairment charges and other non-cash items of $3.5 million and the increase in cash used for accrued expenses and accounts payable. The increase in cash used for accrued expenses and accounts payable was due primarily to a retirement plan payment of $6.0 million to our former Chief Executive Officer, as well as the timing of vendor payments compared to the prior year.

Investing activities - Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores and investments in information technology. Net cash used in investing activities decreased by $7.9 million for the first quarter of 2015 compared to the same period in 2014 primarily due to lower capital expenditures. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and other strategic investments. During fiscal 2015, we plan to invest a total of approximately $16.0 million in capital expenditures. During the first quarter of 2015, we invested $2.6 million, which excludes accruals related to purchases of property and equipment. During the first quarter of 2015, we opened one Aéropostale store and remodeled six Aéropostale stores.

During the first quarter of 2014, we invested $8.0 million in capital expenditures, primarily to remodel eight Aéropostale stores and for a number of information technology investments.

Financing activities - Net cash provided by financing activities decreased by $6.4 million for the first quarter of 2015 compared to the same period in 2014. During the first quarter of 2014, we had $8.5 million outstanding under our Credit Facility.

Transaction with Affiliates of Sycamore Partners

On May 23, 2014, we entered into (i) a Loan and Security Agreement (the "Loan Agreement") with affiliates of Sycamore Partners, (ii) a Stock Purchase Agreement (the "Stock Purchase Agreement") with Aero Investors LLC, an affiliate of Sycamore Partners for the purchase of 1,000 shares of Series B Convertible Preferred Stock of the Company, $0.01 par value (the "Series B Preferred Stock") and (iii) an Investor Rights Agreement with Sycamore Partners (see Note 4 to the Notes to the Unaudited Condensed Consolidated Financial Statements for a further discussion). The Loan Agreement makes available to us term loans in the principal amount of $150.0 million, consisting of two tranches: a five-year $100.0 million term loan facility (the "Tranche A Loan") and a 10-year $50.0 million term loan facility (the "Tranche B Loan" and, together with the Tranche A Loan, the "Term Loans"). On May 23, 2014, the Term Loans were disbursed in full and we received net proceeds of $137.6 million from affiliates of Sycamore Partners, after deducting the first year interest payment and certain issuance fees. The net proceeds of the Term Loans were used for working capital and other general corporate purposes.

The Tranche A Loan bears interest at an interest rate equal to 10% per annum and, at our election, up to 50% of the interest can be payable-in-kind during the first three years and up to 20% of the interest can be payable-in-kind during the final two years. The first year of interest under the Tranche A Facility in the amount of $10.0 million was prepaid in cash in full on May 23, 2014, and no other interest payments are required to be paid during the first year of the Tranche A Loan. The Tranche A Loan has no annual scheduled repayment requirements. The Tranche A Loan is scheduled to mature on May 23, 2019. The Tranche B Loan will not accrue any interest. The Tranche B Loan has no stated interest rate and will be repaid in equal annual installments of 10% per annum. The Tranche B Loan is scheduled to mature on the earlier of (a) the tenth anniversary of the end of the Start-Up Period (as such term is defined in the Sourcing Agreement described in Note 4 to the Notes to the Unaudited Condensed Consolidated Financial Statements) and (b) the expiration or termination of the Sourcing Agreement described below.

Please see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion.

Revolving Credit Facility

In September 2011 we, together with certain of our direct and indirect subsidiaries, entered into a Third Amended and Restated Loan and Security Agreement with the Lenders party thereto, and Bank of America, N.A., as agent for the ratable benefit of the Credit Parties (the “Credit Facility”). The Credit Facility originally provided for a revolving credit line up to $175.0 million. On February 21, 2014, the Credit Facility was amended, among other things, to increase from $175.0 million to $230.0 million the aggregate amount of loans and other extensions of credit available to the Borrower under the Credit Facility. The Credit Facility is available for working capital and general corporate purposes (see Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion).

Contractual Obligations

The following table summarizes our contractual obligations as of May 2, 2015:

		Payments Due
	Total	Balance of 2015	In 2016 and 2017	In 2018 and 2019	After 2019
	(In thousands)
Contractual Obligations
Real estate operating leases	$688,310	$95,056	$208,341	$161,696	$223,217
Sycamore Tranche A Loan principal	100,000	—	—	100,000	—
Sycamore Tranche B Loan principal [1]	50,000	—	10,000	10,000	30,000
Sycamore Tranche A Loan interest	40,000	5,000	20,000	15,000
Employment agreement [2]	3,375	1,125	2,250	—	—
Equipment operating leases	6,458	2,440	3,084	934	—
Total contractual obligations	$888,143	$103,621	$243,675	$287,630	$253,217

1 Although interest is imputed on the Tranche B Loan and recorded as interest expense, the Tranche B Loan does not require any contractual interest payments. The Tranche B Loan will be paid off in equal annual installments of 10% per annum. The Tranche B Loan is scheduled to mature on the earlier of (a) the tenth anniversary of the end of the Start-Up Period (as such term is defined in the Sourcing Agreement) and (b) the expiration or termination of the Sourcing Agreement. Under the Sourcing Agreement, and beginning in 2016, an affiliate of Sycamore Partners is required to pay to us an annual rebate equal to a fixed amount multiplied by the percentage of annual purchases made by us (including purchases deemed to be made by virtue of payment of the shortfall commission) relative to the Minimum Volume Commitment to be applied towards the payment of the required amortization on the Tranche B Loan. Beginning in 2016 the Minimum Volume Commitment is between $240.0 million and $280.0 million per annum depending on the year. If we fail to purchase the applicable Minimum Volume Commitment in any given year, we will pay a shortfall commission to an affiliate of Sycamore Partners, based on a scaled percentage of the applicable Minimum Volume Commitment shortfall during the applicable period. The Sourcing Agreement also provides for certain carryover credits if we purchase a volume of product above the Minimum Volume Commitment during the applicable Minimum Volume Commitment Period. The Minimum Volume Commitment is not included in the above table. Additionally, no potential rebates or shortfall commissions are included in the above table. See Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion.

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

As discussed in Note 12 to the Notes to Unaudited Condensed Consolidated Financial Statements, we have a SERP liability of $1.4 million and other retirement plan liabilities of $4.4 million at May 2, 2015.  Such liability amounts are not reflected in the table above.

Our total liabilities for unrecognized tax benefits were $7.3 million at May 2, 2015. Of this amount, $5.3 million was recorded as a direct reduction of the related deferred tax assets.  We cannot make a reasonable estimate of the amount and timing of related future payments for these non-current liabilities. Therefore these liabilities were not included in the above table.

In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of May 2, 2015, the outstanding letter of credit was $0.2 million and expires on June 30, 2015. We do not have any other stand-by or commercial letters of credit as of May 2, 2015.

The above table also does not include contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of conditional bonuses that may be paid is $0.4 million during the remainder of fiscal 2015 and $0.5 million during fiscal 2016 and $0.3 million during fiscal 2017.

The above table does not reflect contingent purchase consideration related to the fiscal 2012 acquisition of GoJane that is discussed in Note 6 to the Notes to Unaudited Condensed Consolidated Financial Statements. The purchase price includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business during the five year period beginning on the acquisition date. The fair value of the contingent payments as of May 2, 2015 was estimated to be $1.5 million based on expected probability of payment and we have recorded such liability on a discounted basis. In addition, we granted restricted shares to the two individual former stockholders of GoJane, with compensation expense recognized over the three year cliff vesting period. If the aggregate dollar value of the restricted shares on the vesting date is less than $8.0 million, then we shall pay to the two individual former stockholders an amount in cash equal to the difference between $8.0 million and the fair market value of the restricted shares on the vesting date. As of the first quarter of 2015, we recorded additional compensation expense of $0.2 million and have a corresponding liability of $5.0 million based on the Company's stock price as of May 2, 2015.

On February 2, 2015, we revised and renewed a Supplier Agreement with one of our suppliers. Under the agreement, we will have a ten-year commitment. If we fail to meet annual purchase minimum thresholds, we would be liable to make certain agreed upon shortfall payments to this supplier. Currently, we do not expect to be liable for any shortfall payments. Accordingly, we have not recorded any shortfall payments or included any in the table above (see Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion).

The above table does not include various product license agreements that obligate us to pay the licensor at least the guaranteed minimum royalty amount based on sales of their products.

We have not issued any third party guarantees or commercial commitments as of May 2, 2015.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, and an outstanding letter of credit of $0.2 million, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the unaudited condensed consolidated financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of May 2, 2015, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and the results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies have been discussed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.  In applying such policies, management must use significant estimates that are based on its informed judgment. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

As of May 2, 2015, there have been no material changes to any of the critical accounting policies as disclosed in our Annual
Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain our cash equivalents in financial instruments, primarily money market funds, with original maturities of three months or less.

As of May 2, 2015, we had no outstanding borrowings under our Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of May 2, 2015, the outstanding letter of credit was $0.2 million and expires on June 30, 2015. We have not issued any other stand-by or commercial letters of credit as of May 2, 2015 under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk from interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency, are reflected in the equity section of our unaudited condensed consolidated balance sheet in accumulated other comprehensive income (loss). The unrealized gain of approximately $1.0 million is included in accumulated other comprehensive loss as of May 2, 2015. A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $1.4 million, which would be recorded in other comprehensive income (loss) as an unrealized gain or loss.

We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars.  These foreign currency transaction gains and losses are charged or credited to earnings as incurred. We do not hedge our exposure to this currency exchange fluctuation and transaction gains and losses to date have not been significant.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our first quarter ended May 2, 2015, our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting: During our first fiscal quarter, there have been no changes in our internal controls over our financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 14 to the Notes to Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Other than as set forth below, there are no material changes from the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended January 31, 2015.

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

Aéropostale, Inc.

/s/ JULIAN R. GEIGER
Julian R. Geiger
Chief Executive Officer
(Principal Executive Officer)

/s/ DAVID J. DICK
David J. Dick
Senior Vice President — Chief Financial Officer
(Principal Financial Officer)

Dated: June 11, 2015

Exhibit Index

Exhibit No.	Exhibit
31.1	Certification by Julian R. Geiger, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by David J. Dick, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by David J. Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101. SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*