Form 10-Q
period 2015-08-01
AEROPOSTALE INC
filed 2015-09-08
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2015
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

The Registrant had 79,606,758 shares of common stock outstanding as of September 2, 2015.

AÉROPOSTALE, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	August 1, 2015	January 31, 2015	August 2, 2014
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$86,515	$151,750	$152,274
Merchandise inventory	170,679	130,474	213,016
Income taxes receivable	4,006	18,306	9,000
Prepaid expenses and other current assets	42,340	48,757	43,967
Total current assets	303,540	349,287	418,257
Fixtures, equipment and improvements, net	118,941	130,109	170,504
Goodwill	13,919	13,919	13,919
Intangible assets, net	8,432	8,809	14,285
Other assets	8,551	10,065	17,817
TOTAL ASSETS	$453,383	$512,189	$634,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$136,236	$88,289	$137,307
Accrued expenses and other current liabilities	81,185	110,560	109,556
Total current liabilities	217,421	198,849	246,863

Indebtedness to related party - non-current	142,687	138,540	133,590

Other non-current liabilities	84,421	81,248	101,828

Commitments and contingent liabilities

Stockholders’ Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; 1; 1 and 1 shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 80,221; 79,640 and 79,080 shares issued	802	796	791
Additional paid-in capital	252,258	247,775	243,992
Accumulated other comprehensive income (loss)	3,239	3,098	(987)
Accumulated deficit	(243,892)	(154,965)	(89,108)
Treasury stock 615; 498 and 265 shares, at cost	(3,553)	(3,152)	(2,187)
Total stockholders’ equity	8,854	93,552	152,501
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$453,383	$512,189	$634,782

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	13 weeks ended		26 weeks ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	$326,861	$396,155	$645,504	$792,013
Cost of sales (includes certain buying, occupancy and warehousing expenses) [1]	268,532	333,605	528,052	658,966
Gross profit	58,329	62,550	117,452	133,047
Selling, general and administrative expenses	101,826	121,182	201,347	240,627
Restructuring (benefit) charges	(6,066)	3,019	(6,008)	37,508
Loss from operations	(37,431)	(61,651)	(77,887)	(145,088)
Interest expense [2]	2,848	2,424	6,235	2,773
Loss before income taxes	(40,279)	(64,075)	(84,122)	(147,861)
Income tax expense (benefit)	3,380	(256)	4,805	(7,260)
Net loss	$(43,659)	$(63,819)	$(88,927)	$(140,601)
Basic loss per share	$(0.55)	$(0.81)	$(1.12)	$(1.79)
Diluted loss per share	$(0.55)	$(0.81)	$(1.12)	$(1.79)
Weighted average basic shares	79,570	78,753	79,423	78,655
Weighted average diluted shares	79,570	78,753	79,423	78,655

1 Includes cost of merchandise from related party of $12.6 million during the second quarter of 2015 and $19.6 million during the first twenty-six weeks of 2015.

2 Includes interest expense to related party of $2.7 million during the second quarter of 2015 and $5.2 million during the first twenty-six weeks of 2015.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	13 weeks ended		26 weeks ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net loss	$(43,659)	$(63,819)	$(88,927)	$(140,601)
Other comprehensive income (loss):
Pension liability, net of income taxes of $0 for all periods presented	16	70	(917)	101
Foreign currency translation adjustment (See Note 6)	1,236	37	1,058	95
Other comprehensive income	$1,252	$107	$141	$196
Comprehensive loss	$(42,407)	$(63,712)	$(88,786)	$(140,405)

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	26 weeks ended
	August 1, 2015	August 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,927)	$(140,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,882	27,924
Asset impairment charges	—	52,133
Amortization of intangible assets	377	376
Stock-based compensation	5,982	9,620
Other	813	(880)
Changes in operating assets and liabilities:
Merchandise inventory	(41,545)	(40,573)
Income taxes receivable and other assets	20,745	38,039
Accounts payable	48,055	(1,022)
Advance volume purchase discount	17,500	—
Accrued expenses and other liabilities	(38,885)	(10,535)
Net cash used in operating activities	$(56,003)	$(65,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,546)	(15,189)
Change in restricted cash	—	(2,210)
Net cash used in investing activities	$(8,546)	$(17,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from financing transaction with related party	—	137,648
Borrowings under revolving credit facility	—	75,500
Repayments under revolving credit facility	—	(75,500)
Fees related to financing transaction with related party	—	(6,165)
GoJane contingent consideration payment	—	(1,531)
Financing fees related to revolving credit facility	—	(683)
Purchase of treasury stock	(401)	(580)
Net cash provided by financing activities	$(401)	$128,689

Effect of exchange rate changes	$(285)	$(14)

Net decrease in cash and cash equivalents	(65,235)	45,757
Cash and cash equivalents, beginning of year	151,750	106,517
Cash and cash equivalents, end of period	$86,515	$152,274

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Aéropostale, Inc. and its subsidiaries (“we”, “us”, “our”, the “Company” or “Aéropostale”) is a specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and website and 4 to 12 year-olds through its P.S. from Aéropostale stores and website.  We provide customers with a focused selection of high quality fashion and fashion basic merchandise at compelling values in an exciting and customer friendly store environment.  Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise, other than in licensed stores.  Aéropostale products can be purchased in Aéropostale stores and online at www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to www.aeropostale.com, www.ps4u.com or www.gojane.com are solely references to a uniform resource locator, or URL, and are inactive textual references only, not intended to incorporate the websites into this Quarterly Report on Form 10-Q).  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, in certain Aéropostale stores and online at www.ps4u.com and www.aeropostale.com.  We also operate GoJane.com, an online women's fashion footwear and apparel retailer. GoJane products can be purchased online at www.gojane.com. As of August 1, 2015, we operated 826 stores, consisting of 759 Aéropostale stores in all 50 states and in Puerto Rico, 41 Aéropostale stores in Canada, as well as 26 P.S. from Aéropostale stores in 12 states. In addition, pursuant to various licensing agreements, our licensees operated 286 Aéropostale and P.S. from Aéropostale locations in the Middle East, Asia, Europe and Latin America as of August 1, 2015. We recently announced new licensing agreements to bring stores to India, Indonesia and the Republic of Ireland.

2.  Basis of Presentation and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. However, in the opinion of our management, all adjustments necessary for a fair presentation of the results of the interim periods have been made. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ materially from these estimates. The consolidated balance sheet as of January 31, 2015 was derived from audited financial statements.

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

Declining mall traffic, a highly promotional and competitive teen retail environment and a shift in customer demand away from logo-based product have contributed to our unfavorable financial performance.  We have experienced declining store sales and incurred net losses from operations. This has led to cash outflows from operations of $55.7 million in fiscal 2014 and $38.4 million in fiscal 2013.  We took steps to enhance our liquidity position, including amending our Credit Facility (as defined in Note 11) on August 18, 2015, to increase borrowing availability and extend the maturity date, among other things (see Note 11). Additionally, we have obtained financing from affiliates of Sycamore Partners, (see Note 4), reduced our corporate headcount, restructured our P.S. from Aéropostale business, closed under-performing Aéropostale stores (see Note 5) and taken various other strategic actions directed toward improving our profitability. Our ability to fund operations and capital expenditures in the future will be dependent on our ability to generate cash from operations, maintain or improve margins, decrease significantly the rate of decline in store sales and to borrow funds available under our loan agreements. Our ability to borrow funds is dependent, in part, on our ability to meet all covenants, including a financial covenant in our loan agreement with affiliates of Sycamore Partners which requires a minimum liquidity coverage of $70.0 million of cash and availability under the revolving credit facility. At August 1, 2015, we had working capital of $86.1 million, including cash and cash equivalents of $86.5 million, and our revolving credit facility had availability of $181.1 million with no borrowings outstanding. Our cash on hand and availability under the revolving credit facility exceeded the $70.0 million minimum availability covenant by $197.6 million. We believe that cash on hand and availability under our revolving credit facility will be sufficient to fund operations and cash flow requirements for the next twelve months. However, there can be no assurance that we will be able to achieve our strategic initiatives or obtain additional funding on favorable terms in the future which would have a significant adverse effect on our operations. If we do not generate sufficient cash flow from operations to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, and our revolving credit facility is fully drawn, we may need to take various further actions, such as down-sizing and/or eliminating certain operations, which could include exit costs, or reducing or delaying capital expenditures, strategic investments or other actions.

References to “2015” or “fiscal 2015” mean the 52-week period ending January 30, 2016 and references to “2014” or “fiscal 2014” mean the 52-week period ended January 31, 2015.  References to “the second quarter of 2015” mean the thirteen-week period ended August 1, 2015 and references to “the second quarter of 2014” mean the thirteen-week period ended August 2, 2014.

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

As of May 23, 2014 and August 1, 2015, Lemur LLC, an affiliate of Sycamore Partners, owned approximately 8% of our outstanding common stock. Stefan Kaluzny, a managing director at Sycamore Partners, joined our Board of Directors upon the closing of this transaction. In addition to Mr. Kaluzny, Sycamore Partners received the right to appoint one additional member to our Board, and appointed Julian R. Geiger, who subsequently agreed to become our CEO on August 18, 2014. Additionally, a third independent appointee was mutually agreed upon by Sycamore Partners and us. Mr. Kaluzny did not stand for re-election to our Board of Directors at our 2015 Annual Meeting. Sycamore Partners and its affiliates and Mr. Kaluzny are considered related parties due to their ownership interest in us (see Note 17 for a further discussion). On August 13, 2015, Kent A. Kleeberger, a Sycamore Partners appointee, joined our Board of Directors.

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

Loan Agreement

The Tranche A Loan bears interest at an interest rate equal to 10% per annum and, at our election, up to 50% of the interest can be payable-in-kind during the first three years and up to 20% of the interest can be payable-in-kind during the final two years. The first year of interest under the Tranche A Facility in the amount of $10.0 million was prepaid in cash in full on May 23, 2014, and no other interest payments were required to be paid during the first year of the Tranche A Loan. The Tranche A Loan has no annual scheduled repayment requirements. The Tranche A Loan is scheduled to mature on May 23, 2019. The Tranche B Loan will not accrue any interest. The Tranche B Loan has no stated interest rate and will be repaid in equal annual installments of 10% per annum. The Tranche B Loan is scheduled to mature on the earlier of (a) the tenth anniversary of the end of the Start-Up Period (as such term is defined in the Sourcing Agreement) and (b) the expiration or termination of the Sourcing Agreement described below.

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

The Loan Agreement contains representations, covenants and events of default that are substantially consistent with our existing revolving credit facility with Bank of America, N.A. The Loan Agreement also contains a $70.0 million minimum liquidity covenant. The Company was in compliance with the minimum liquidity covenant under the Loan Agreements at August 1, 2015.

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

We had fair values of $142.7 million in borrowings outstanding under the Loan Agreement, with face value of $150.0 million as of August 1, 2015. Fair value outstanding for Tranche A Loan was $109.8 million, with a face value of $100.0 million. Fair value outstanding for Tranche B Loan was $32.9 million, with a face value of $50.0 million. Total interest associated with this transaction was $2.7 million for the second quarter of 2015 and $5.2 million for the first twenty-six weeks of 2015.

Series B Convertible Preferred Stock

Concurrent with, and as a condition to, entering into the Loan Agreement, we issued 1,000 shares of Series B Preferred Stock to affiliates of Sycamore Partners at an aggregate offer price of $0.1 million. Each share of Series B Preferred Stock is convertible at any time at the option of the holder on or prior to May 23, 2024 into shares of common stock at an initial conversion rate of 3,932.018 for each share of Series B Preferred Stock. The common stock underlying the Series B Preferred Stock represents 5% of our issued and outstanding common stock as of May 23, 2014. The Series B Preferred Stock is convertible into shares of the common stock at an initial cash conversion price of $7.25 per share of the underlying common stock. The number of shares of Series B Preferred Stock or common stock to be issued upon exercise and the respective exercise prices are subject to adjustment for changes in the Series B Preferred Stock or common stock, such as stock dividends, stock splits, and similar changes. In the event of a change of control transaction, the Series B Preferred Stock will automatically convert into common stock subject to payment by the holder of such Series B Preferred Stock of the aggregate cash conversion price then in effect, if such conversion price is lower than the per share consideration to be received in the change of control transaction. If the per share consideration to be received in the change of control transaction is less than or equal to the per share cash conversion price then in effect, the Series B Preferred

Stock will be automatically converted into a right to receive an amount per share equal to the par value of such share of Series B Preferred Stock.

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

The following is a summary of (benefit) expense recognized in restructuring charges in the statement of operations associated with this program:

	13 weeks ended		26 weeks ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(In thousands)
Asset impairment charges	$—	$—	$—	$30,497
Severance costs	—	1,453	—	2,513
Lease costs, net of liability reversals	(6,149)	6	(6,386)	1,052
Other exit costs	83	1,560	378	3,446
Total	$(6,066)	$3,019	$(6,008)	$37,508

The Company accrued liabilities for the above mentioned restructuring charges as of August 1, 2015 and August 2, 2014 as follows:

	Severance	Lease Costs	Other Exit Costs	Total
	(In thousands)
Liability as of February 1, 2015	$28	$12,593	$—	$12,621
Additions	—	—	254	254
Paid or Utilized	(28)	(6,234)	(254)	(6,516)
Adjustments	—	(6,262)	—	(6,262)
Liability as of August 1, 2015	$—	$97	$—	$97

	Impairments	Severance	Lease Costs	Other Exit Costs	Total
	(In thousands)
Liability/Charge at Program Inception	$30,497	$1,060	$1,046	$1,886	$34,489
Additions	—	1,453	6	1,560	3,019
Paid or Utilized	(30,497)	(1,176)	(77)	(3,420)	(35,170)
Liability as of August 2, 2014	$—	$1,337	$975	$26	$2,338

The above liabilities as of August 1, 2015 include $0.1 million recorded in non-current liabilities. The above liabilities as of August 2, 2014 include $0.6 million recorded in non-current liabilities and the balance is included in accrued expenses and other current liabilities.

We closed 115 P.S. from Aéropostale stores during the fourth quarter of fiscal 2014 related to the above mentioned restructuring program. We have elected to early adopt the provisions of ASU 2014-08, "Discontinued Operations and Disclosures of Disposals of Components of an Entity", as of the beginning of the fourth quarter of fiscal 2014. We assessed the disposal group under this guidance and concluded the closure of the disposal group to be a "strategic shift". However, this strategic shift was not determined to be a "major" strategic shift based on the portion of our consolidated business that the disposal group represented. Accordingly the disposal group was not presented in the financial statements as discontinued operations. However, we have concluded that this disposal group was an individually significant disposal group. Pretax losses for this disposal group of stores were $3.2 million for the second quarter of 2014 and $36.7 million for the first twenty-six weeks of 2014. The pretax loss included asset impairment charges of $30.1 million for the first twenty-six weeks of 2014. There were no asset impairment charges in the second quarter of 2014.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	Level 1			Level 2			Level 3
	August 1, 2015	January 31, 2015	August 2, 2014	August 1, 2015	January 31, 2015	August 2, 2014	August 1, 2015	January 31, 2015	August 2, 2014
	(In thousands)
Assets:
Cash equivalents [1]	$41,060	$110,022	$105,750	$—	$—	$—	$—	$—	$—
Total	$41,060	$110,022	$105,750	$—	$—	$—	$—	$—	$—

Liabilities:
GoJane performance plan liability [2]	$—	$—	$—	$—	$—	$—	$1,490	$1,446	$5,850
Total	$—	$—	$—	$—	$—	$—	$1,490	$1,446	$5,850

1 Cash equivalents include money market investments valued as Level 1 inputs in the fair value hierarchy. The fair value of cash equivalents approximates their carrying value due to their short-term maturities.

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

The following table provides a reconciliation of the beginning and ending balances of the GJ Performance Plan measured at fair value using significant unobservable inputs (Level 3):

	26 weeks ended
	August 1, 2015	August 2, 2014
	(In thousands)
Balance at beginning of period	$1,446	$7,416
Accretion of interest expense	44	34
GoJane consideration payment	—	(1,600)
Balance at end of period	$1,490	$5,850

The $1.5 million liability as of August 1, 2015 was included in non-current liabilities. The $5.9 million liability as of August 2, 2014 was included in non-current liabilities.

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

We did not record asset impairment charges during the second quarter of 2015 and the first twenty-six weeks of 2015. We recorded asset impairment charges of approximately $19.0 million during the second quarter of 2014 primarily for 130 retail stores. Of these charges, $19.0 million was included in cost of sales. We recorded asset impairment charges of $52.1 million during the first twenty-six weeks of 2014 primarily for 218 retail stores. Of these charges, $21.6 million was included in cost of sales and $30.5 million was included in restructuring charges for the first twenty-six weeks of 2014. These amounts included the write-down of long-lived assets at stores that were assessed for impairment because of (a) changes in circumstances that indicated the carrying value of assets may not be recoverable, or (b) management’s intention to relocate or close stores.  Impairment charges were primarily related to revenues and/or gross margins not meeting targeted levels at the respective stores as a result of macroeconomic conditions, location related conditions and other factors that were negatively impacting the sales and cash flows of these locations.

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

The table below sets forth by level within the fair value hierarchy the fair value of long-lived assets for which impairment was recognized for the first twenty-six weeks of 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses
	(In thousands)
August 2, 2014:
Long-lived assets held and used	$—	$—	$3,356	$3,356	$52,133

7.  Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of accumulated other comprehensive income (loss):

	August 1, 2015	January 31, 2015	August 2, 2014
	(In thousands)
Pension liability, net of tax	$1,020	$1,937	$(1,906)
Cumulative foreign currency translation adjustment	2,219	1,161	919
Total accumulated other comprehensive income (loss)	$3,239	$3,098	$(987)

The changes in components in accumulated other comprehensive income (loss) are as follows:

	26 weeks ended
	August 1, 2015
	Pension Liability	Foreign Currency Translation	Total
	(In thousands)
Beginning balance at February 1, 2015	$1,937	$1,161	$3,098
Other comprehensive loss before reclassifications	(917)	—	(917)
Reclassified from accumulated other comprehensive income	—	1,058	1,058
Net current-period other comprehensive loss	$(917)	$1,058	$141
Ending balance at August 1, 2015	$1,020	$2,219	$3,239

	26 weeks ended
	August 2, 2014
	Pension Liability	Foreign Currency Translation	Total
	(In thousands)
Beginning balance at February 2, 2014	$(2,007)	$824	$(1,183)
Other comprehensive income before reclassifications	—	95	95
Reclassified from accumulated other comprehensive loss	101	—	101
Net current-period other comprehensive income	$101	$95	$196
Ending balance at August 2, 2014	$(1,906)	$919	$(987)

Reclassifications out of accumulated other comprehensive income (loss) for fiscal 2015 and fiscal 2014 are not material to the unaudited condensed consolidated financial statements.

Stock Repurchase Program

We have the ability to repurchase our common stock under a stock repurchase program, which was announced on December 9, 2003. The repurchase program may be modified or terminated by the Board of Directors at any time and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward. During the first twenty-six months of fiscal 2015 and 2014, we did not repurchase shares of our common stock under our stock repurchase program.  Under the program to date, we have repurchased 60.1 million shares of our common stock for $1.0 billion.  As of August 1, 2015, we have approximately $104.4 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

In addition to the above program, we withheld 0.1 million shares for minimum statutory withholding taxes of $0.4 million related to the vesting of stock awards during the first twenty-six weeks of 2015 and 0.1 million shares for minimum statutory withholding taxes of $0.6 million during the first twenty-six weeks of 2014.

8.  Loss Per Share

The following table sets forth the computations of basic and diluted loss per share:

	13 weeks ended		26 weeks ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(In thousands, except per share data)
Net loss	$(43,659)	$(63,819)	$(88,927)	$(140,601)
Weighted average basic shares	79,570	78,753	79,423	78,655
Impact of dilutive securities	—	—	—	—
Weighted average diluted shares	79,570	78,753	79,423	78,655
Basic loss per share	$(0.55)	$(0.81)	$(1.12)	$(1.79)
Diluted loss per share	$(0.55)	$(0.81)	$(1.12)	$(1.79)

All options to purchase shares, in addition to restricted, performance shares and convertible preferred shares, were excluded from the computation of diluted loss per share because the effect would be anti-dilutive during fiscal 2015 and fiscal 2014.

9.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	August 1, 2015	January 31, 2015	August 2, 2014
	(In thousands)
Accrued gift cards	$17,288	$22,164	$18,794
Accrued compensation and retirement benefit plan liabilities	14,937	25,814	26,026
Current portion of exit cost obligations	1,692	10,771	755
Other	47,268	51,811	63,981
Total accrued expenses and other current liabilities	$81,185	$110,560	$109,556

10.  Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	August 1, 2015	January 31, 2015	August 2, 2014
	(In thousands)
Deferred rent	$37,647	$38,407	$44,454
Deferred tenant allowance	20,259	25,262	31,141
Advance volume purchase discount	12,626	—	—
Non-current portion of exit cost obligations	2,645	6,277	2,212
Retirement benefit plan liabilities	5,131	5,060	9,130
Uncertain tax contingency liabilities	1,915	1,917	2,889
Other	4,198	4,325	12,002
Total other non-current liabilities	$84,421	$81,248	$101,828

11.  Revolving Credit Facility

In September 2011, we entered into the Third Amended and Restated Loan and Security Agreement with Bank of America, N.A. (as amended, the “Credit Facility”). The Credit Facility originally provided for a revolving credit line up to $175.0 million. The Credit Facility is available for working capital and general corporate purposes. The Credit Facility was scheduled to expire on September 22, 2016, and is guaranteed by all of our domestic subsidiaries (the “Guarantors”). Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Agreement in the event of our election to draw funds in the foreseeable future.

On February 21, 2014, the Company, certain of its direct and indirect subsidiaries, including GoJane LLC, the Lenders party thereto, and Bank of America, N.A., as agent for the ratable benefit of the Credit Parties (in such capacity, the “Agent”), entered into a Joinder and First Amendment to Third Amended and Restated Loan and Security Agreement and Amendment to Certain Other Loan Documents (the “First Amendment”). The First Amendment amended the Credit Facility, among other things, to increase from $175.0 million to $230.0 million the aggregate amount of loans and other extensions of credit available to the Company under the Credit Facility by (i) the addition of a $30.0 million first-in, last-out revolving loan facility based on the appraised value of certain intellectual property of the Company, and (ii) an increase in the Company’s existing revolving credit facility by $25.0 million, from $175.0 million to $200.0 million (which continued to include a $40.0 million sublimit for the issuance of letters of credit). In addition, the accordion feature of the Credit Facility, under which the Company may request an increase in the commitments of the Lenders thereunder from time to time, was reduced from $75.0 million to $50.0 million. GoJane LLC, an indirect wholly-owned subsidiary of the Company, also joined the Credit Facility as a new guarantor.

On May 23, 2014, we entered into $150.0 million secured credit facilities with affiliates of Sycamore Partners. In connection with this agreement, we further amended the Credit Facility to allow for the incurrence of this additional debt under the Loan Agreement (see Note 4).

On August 18, 2015, the Company entered into a Fourth Amendment to the Credit Facility and Amendment to Certain Other Loan Documents (the “Fourth Amendment”). Among other things, the Fourth Amendment extends the maturity date of the Credit Facility, until at least February 21, 2019, with automatic extensions, under certain circumstances set forth in the Fourth Amendment, to August 18, 2020; provides for a reduction in the maximum principal amount of extensions of credit that may be made under the Credit Facility from $230 million to $215 million; provides for a seasonal increase in the advance rate on inventory under the borrowing base formula for the revolving credit facility contained in the Credit Facility; increases to $40 million the maximum aggregate principal amount of loans that may be borrowed under the FILO loan facility contained in the Credit Facility and provides for an annual decrease, commencing in 2017, in the advance rate under the borrowing base formula for FILO loans; and reflects the addition of General Electric Capital Corporation as an additional lender under the Credit Facility. The reduction in the maximum principal amount of extensions of credit under the Credit Facility was primarily driven by the Company’s strategic decision to close underperforming stores over the last eighteen months, thus reducing inventory levels.

Loans under the Credit Facility are secured by substantially all of our assets and are guaranteed by the Guarantors. Upon the occurrence of a Suspension Event (which is defined in the Credit Facility as an event of default or any occurrence, circumstance or state of facts which would become an event of default after notice, or lapse of time, or both) or, in certain circumstances, a Cash Dominion Event (any event of default or failure to maintain availability in an amount greater than 12.5% of the lesser of the Borrowing Base (Revolving Credit) and Commitments (Revolving Credit) (as such terms are defined in the Credit Facility)), our ability to borrow funds, make investments, pay dividends and repurchase shares of our common stock may be limited, among other limitations. Direct borrowings under the Credit Facility bear interest at a margin over either LIBOR or the Prime Rate (as each such term is defined in the Credit Facility).

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

The Company is subject to a fixed charge coverage ratio if availability levels are lower than the lesser of 10% of the Borrowing Base (Revolving Credit) or Dollar Commitments (Revolving Credit), as defined in the Credit Facility.

Availability under the Credit Facility is based on a borrowing base consisting of merchandise inventory, certain intellectual property and receivables. As of August 1, 2015, January 31, 2015 and August 2, 2014 we had no borrowings under the Credit Facility. Our remaining availability was $181.1 million as of August 1, 2015. In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of August 1, 2015, the outstanding letter of credit was immaterial and expires on June 30, 2016. We do not have any other stand-by or commercial letters of credit outstanding as of August 1, 2015 under the Credit Facility.

As of August 1, 2015, we are not aware of any instances of noncompliance with any financial covenants.

12.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	August 1, 2015	January 31, 2015	August 2, 2014
	(In thousands)
Supplemental Executive Retirement Plan (“SERP”)	$1,439	$7,531	$11,013
Other retirement plan liabilities	4,374	4,226	4,396
Total	$5,813	$11,757	$15,409
Less amount classified in accrued expenses related to SERP	—	6,044	5,740
Less amount classified in accrued expenses related to other retirement plan liabilities	682	653	539
Long-term retirement benefit plan liabilities	$5,131	$5,060	$9,130

401(k) Plan

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements.  Under the terms of the plan, employees may contribute, subject to statutory limitations, up to 100% of gross earnings and historically, we have provided a matching contribution of 50% of the first 5% of gross earnings contributed by the participants.  We also have the option to make additional contributions or to suspend the employer contribution at any time. The employer's matching contributions vest over a five-year service period with 20% vesting after two years and 50% vesting after year three.  Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after five years of service. We suspended the Company's matching contribution under the plan for fiscal 2014 and have re-instated it for fiscal 2015. During fiscal 2011, we established separate defined contribution plans for eligible employees in both Canada and Puerto Rico who meet certain requirements. Contribution expense for all plans was not material to the unaudited condensed consolidated financial statements for any period presented.

Supplemental Executive Retirement Plan

We maintain a Supplemental Executive Retirement Plan, or "SERP". This plan is a non-qualified defined benefit plan for one remaining executive.  The plan is non-contributory and not funded and provides benefits based on years of service and compensation during employment.  Participants are fully vested upon entrance in the plan. Pension expense is determined using the projected unit credit cost method to estimate the total benefits ultimately payable to officers and this cost is allocated to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually. We expect to make contributions to the SERP when the remaining participant ceases employment with us. The amount of cash contributions we are required to make to the plan could increase or decrease depending on when the remaining employee makes a retirement election and other factors which are not in the control of the Company. Our expected cash contributions to the plan are equal to the expected benefit payments. The liabilities related to the SERP were $1.4 million as of August 1, 2015, $7.5 million as of January 31, 2015 and $11.0 million as of August 2, 2014. During March 2015, we paid Thomas P. Johnson, our former Chief Executive Officer, $6.0 million from our SERP. Accordingly, the SERP liability related to Mr. Johnson was classified as a current liability in our consolidated balance sheet as of January 31, 2015. In conjunction with the payment to Mr. Johnson, we recorded a benefit of $1.0 million in SG&A, with a corresponding amount recorded to relieve accumulated other comprehensive loss included in our stockholders' equity. This accounting treatment is in accordance with settlement accounting procedures under the provisions of ASC Topic 715, "Compensation - Retirement Benefits". This plan was not material to our unaudited condensed consolidated financial statements.

Other Retirement Plan Liabilities

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management. The plan is a non-qualified, non-contributory defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP. We record annual monetary credits to each participant's account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant's account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants' accounts will be fully vested upon retirement after completing five years of service and attaining age 55. The liabilities related to this plan were $4.3 million as of August 1,

2015, $4.2 million as of January 31, 2015 and $4.2 million as of August 2, 2014. Compensation expense related to this plan was not material to our unaudited condensed consolidated financial statements for any period presented.

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

Restricted Stock Units

Certain of our employees have been awarded restricted stock units, pursuant to restricted stock unit agreements. The restricted stock units awarded to employees cliff vest at varying times, most typically following between one and three years of continuous service from the award date. Certain shares awarded may also vest upon a qualified retirement at or following age 65, or upon a qualified early retirement under the provisions adopted in 2012 whereby the awardee completes 10 years of service, attains age 55 and retires. All restricted stock units awarded under the 2002 Plan immediately vest upon a change in control of the Company.

The following table summarizes restricted stock units outstanding as of August 1, 2015:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 1, 2015	398	$4.60
Granted	795	3.14
Vested	(272)	2.96
Cancelled	(86)	3.16
Outstanding as of August 1, 2015	835	$3.89

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted stock unit activity was $0.2 million for the second quarter of 2015 and $0.2 million for the second quarter of 2014.  Compensation expense related to restricted stock unit activity was $0.8 million for the first twenty-six weeks of 2015 and $1.8 million for the first twenty-six weeks of 2014. As of August 1, 2015, there was $1.7 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over the weighted average period of two years.  No restricted stock units vested during the second quarters of 2015 and 2014. The total fair value of restricted stock units vested was $0.8 million during the first twenty-six weeks of 2015 and less than $0.1 million during the first twenty-six weeks of 2014.

Additionally, certain of our employees have been awarded cash-settled restricted stock units, pursuant to cash-settled restricted stock unit agreements. The cash-settled restricted stock units awarded to employees cliff vest at varying times up to approximately three years of continuous service. Certain shares awarded may also vest upon a qualified retirement at or following age 65, or upon a qualified early retirement under the provisions adopted in 2012 whereby the awardee completes 10 years of service, attains age 55 and retires. All cash-settled restricted stock units awarded under the 2002 Plan immediately vest upon a change in control of the Company.  We may, in our sole discretion, at any time during the term, convert the cash-settled restricted stock units into stock-settled restricted stock units. The cash-settled restricted stock units are treated as liability awards in accordance with ASC 718. During January 2015, we converted 262,000 shares of cash-settled restricted stock units to stock-settled restricted stock units.

The following table summarizes cash-settled restricted stock units outstanding as of August 1, 2015:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 1, 2015	747	$2.44
Granted	—	—
Vested	(46)	3.63
Cancelled	(98)	2.20
Outstanding as of August 1, 2015	603	$1.51

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was a benefit of $0.4 million for the second quarter of 2015 and an expense of $0.4 million for the second quarter of 2014. Compensation expense related to restricted shares activity was $0.1 million for the first twenty-six weeks of 2015 and $0.7 million for the first twenty-six weeks of 2014. As of August 1, 2015, there was $0.4 million of unrecognized compensation cost related to cash-settled restricted stock units that is expected to be recognized over the weighted average period of 1.7 years.

Restricted Shares

Certain of our employees and all of our directors have been awarded non-vested common stock (restricted shares), pursuant to non-vested stock agreements. The restricted shares awarded to employees generally cliff vest after up to three years of continuous service.  Certain shares awarded may also vest upon a qualified retirement at or following age 65, or upon a qualified early retirement under the provisions adopted in 2012 whereby an awardee completes 10 years of service, attains age 55 and retires. All restricted shares awarded under the 2002 Plan immediately vest upon a change in control of the Company.  Grants of restricted shares awarded to directors vest in full after one year after the date of the grant.

The following table summarizes non-vested shares of stock outstanding as of August 1, 2015:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 1, 2015	1,451	$11.61
Granted	372	3.17
Vested	(286)	5.58
Cancelled	(109)	13.66
Outstanding as of August 1, 2015	1,428	$10.46

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was $0.5 million for the second quarter of 2015 and $1.9 million for the second quarter of 2014.  Compensation expense related to restricted shares activity was $2.0 million for the first twenty-six weeks of 2015 and $3.7 million for the first twenty-six weeks of 2014. As of August 1, 2015, there was $2.7 million of unrecognized compensation expense related to restricted share awards that is expected to be recognized over the weighted average period of less than one year.  The total fair value of shares vested was $0.3 million during the second quarter of 2015 and $4.5 million during the second quarter of 2014. The total fair value of shares vested was $1.6 million during the first twenty-six weeks of 2015 and $8.3 million during the first twenty-six weeks of 2014.

In connection with the GoJane acquisition, we granted restricted shares to the two individual former stockholders of GoJane, with compensation expense recognized over the three year cliff vesting period. If the aggregate dollar value of the restricted shares on the vesting date is less than $8.0 million, then we shall pay to the two individual former stockholders an amount in cash equal to the difference between $8.0 million and the fair market value of the restricted shares on the vesting date. For the second quarter of 2015, we recorded additional compensation expense of $1.4 million and have a corresponding liability of $6.4 million based on the

Company's stock price as of August 1, 2015. For the first twenty-six weeks of 2015, we recorded additional compensation expense of $1.6 million. For the second quarter of 2014, we recorded additional compensation expense of $1.1 million and had a corresponding liability of $3.4 million based on the Company's stock price as of August 2, 2014. For the first twenty-six weeks of 2014, we recorded additional compensation expense of $2.0 million.

Performance Shares

Certain of our executives have been awarded performance shares, pursuant to performance share agreements. The performance shares cliff vest at the end of three years of continuous service with us and are contingent upon meeting various separate performance conditions based upon consolidated earnings targets or market conditions based upon total shareholder return targets. All performance shares awarded under the 2002 Plan immediately vest upon a change in control of the Company. Compensation cost for the performance shares with performance conditions related to consolidated earnings targets is periodically reviewed and adjusted based upon the probability of achieving certain performance targets. If the probability of achieving targets changes, compensation cost will be adjusted in the period that the probability of achievement changes. The fair value of performance based awards is based upon the fair value of the Company's common stock on the date of grant. For market based awards that vest based upon total shareholder return targets, the effect of the market conditions is reflected in the fair value of the awards on the date of grant using a Monte-Carlo simulation model. A Monte-Carlo simulation model estimates the fair value of the market based award based upon the expected term, risk-free interest rate, expected dividend yield and expected volatility measure for the Company and its peer group. The annual grant issued during the first quarter of 2015 included performance conditions with both a consolidated earnings target and a total shareholder return target. Compensation expense for market based awards is recognized over the vesting period regardless of whether the market conditions are expected to be achieved.

The following table summarizes performance shares of stock outstanding as of August 1, 2015:

	Performance-based		Market-based
	Performance Shares		Performance Shares
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding as of February 1, 2015	—	$—	489	$10.25
Granted	820	4.44	—	—
Vested	—	—	—	—
Cancelled	(324)	4.22	(145)	10.03
Outstanding as of August 1, 2015	496	$4.59	344	$10.34

Total compensation expense is being amortized over the vesting period. Compensation expense related to the market-based performance shares which we granted was a benefit of $0.4 million for the second quarter of 2015 and an expense of $1.0 million for the second quarter of 2014. Compensation expense related to the market-based performance shares which we granted was a benefit of $0.1 million for the first twenty-six weeks of 2015 and an expense of $1.7 million for the first twenty-six weeks of 2014. We recognized compensation expense of $0.2 million related to performance-based performance shares during the second quarter of 2015 and $0.4 million for the first twenty-six weeks of 2015 based on our determination of the likelihood of achieving the performance conditions associated with the respective shares.

The following table summarizes unrecognized compensation cost and the weighted-average years expected to be recognized related to performance share awards outstanding as of August 1, 2015:

	Performance-based	Market-based
	Performance Shares	Performance Shares
Total unrecognized compensation (in thousands)	$2,133	$1,155
Weighted-average years expected to recognize compensation cost (years)	2	1

Cash-Settled Stock Appreciation Rights ("CSARs")

In conjunction with the execution of the employment agreement with Mr. Johnson, our former CEO, on May 3, 2013, we granted him an award of CSARs, with an award date value of $5.6 million. The number of CSARs granted was determined in accordance with the agreement by dividing $5.6 million by the Black Scholes value of the closing price of a share of the Company's common stock on the award date. For the second quarter of 2015, we did not record any expense or benefit related to this incentive award. For the second quarter of 2014, this incentive award did not have a material impact on the unaudited condensed consolidated financial statements. As of August 1, 2015, there was no unrecognized compensation cost related to CSARs.  As a result of the departure of Mr. Johnson after the end of the second quarter of 2014, 2/3 of these CSARs were forfeited. The remaining vested shares expired on August 29, 2015. The CSARs were treated as a liability based award, our expected volatility was 51%, expected term was 0.1 years, risk-free interest rate was 0.04% and expected forfeiture rate was 0%.

Performance Based Bonus

The Employment Agreement with Julian R. Geiger, our Chief Executive Officer, provides for a special performance based bonus. If, during any consecutive 90 calendar day period during the third year of the term of the Employment Agreement the average closing price per share of the Company’s common stock is $15.93 or higher, Mr. Geiger will be entitled to a performance-based cash bonus equal to 2% of the amount, if any, by which the Company’s average market capitalization during the period with the highest 90 day average stock price during the third year of the term of the Employment Agreement exceeds $255.4 million (the “Effective Date Market Cap”). If prior to the achievement of such performance metric, Mr. Geiger’s employment is terminated by the Company without Cause, by Mr. Geiger for Good Reason, upon Mr. Geiger’s death or by the Company due to his Disability, or there is a Change of Control (each a “Qualifying Event”), and as of the date of such Qualifying Event the common stock price exceeds $3.24, then, the amount of the performance-based cash bonus will instead be 2% of the amount, if any, by which the Company’s average market capitalization over the 30 calendar day period immediately preceding the Qualifying Event exceeds the Effective Date Market Cap.

This bonus is a market and service based liability award that is required to be marked-to-market under ASC 718. The fair value of this award is estimated using a Monte-Carlo simulation model. A Monte-Carlo simulation model estimates the fair value of a market based award based upon the expected term, risk-free interest rate, expected dividend yield and expected volatility measure for the Company. Compensation expense for this award is recognized over the vesting period regardless of whether the market condition is expected to be achieved. We have recorded a liability for this award that was immaterial to the unaudited condensed financial statements as of August 1, 2015.

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

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires certain assumptions, including estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). For the first twenty-six weeks of 2015, our expected volatility was 61.4%, expected term was 4.70 years, risk-free interest rate was 1.40% and expected forfeiture rate was 0%. No stock options were granted during the second quarter of 2015. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the unaudited condensed consolidated statements of operations.

The effects of applying the provisions of ASC 718 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

The following table summarizes stock option transactions for common stock during the second quarter of 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of February 1, 2015	2,247	$4.62
Granted	1,500	3.17
Exercised	—	—
Cancelled[1]	(159)	18.00
Outstanding as of August 1, 2015	3,588	$3.42	6.23	$—
Options vested as of August 1, 2015 and expected to vest	3,588	$3.42	6.23	$—
Exercisable as of August 1, 2015	63	$14.74	1.68	$—

1 The number of options cancelled includes approximately 150,000 expired shares.

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

We recognized $0.7 million in compensation expense related to stock options during the second quarter of 2015 and less than $0.1 million during the second quarter of 2014.   We recognized $1.2 million in compensation expense related to stock options during the first twenty-six weeks of 2015 and less than $0.1 million during the first twenty-six weeks of 2014. For the first twenty-six weeks of 2015 and the first twenty-six weeks of 2014, the intrinsic value of options exercised was zero.

The following table summarizes information regarding non-vested outstanding stock options as of August 1, 2015:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of February 1, 2015	2,035	$1.52
Granted	1,500	1.62
Vested	(10)	2.70
Canceled	—	—
Non-vested as of August 1, 2015	3,525	$1.56

As of August 1, 2015, there was $3.8 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining weighted-average vesting period of two years.

14.  Commitments and Contingent Liabilities

Legal Proceedings - In October 2011, Aéropostale, Inc. and former and current senior executive officers Thomas P. Johnson and Marc D. Miller were named as defendants in an action amended in February 2012, City of Providence v. Aéropostale, Inc., et al., No. 11-7132, a class action lawsuit alleging violations of the federal securities laws.  The lawsuit was filed in New York federal court on behalf of purchasers of Aéropostale securities between March 11, 2011 and August 18, 2011.  The lawsuit alleged that the defendants made materially false and misleading statements regarding the Company's business and prospects and failed to disclose that Aéropostale was experiencing declining demand for its women's fashion division and increasing inventory.  A motion to dismiss was denied on March 25, 2013.  Aéropostale and the plaintiffs entered into a settlement agreement resolving the claims made in this action, without any admission of liability, for the amount of $15.0 million, all of which was funded with insurance proceeds. The settlement received final court approval on May 9, 2014. An individual stockholder filed an appeal of the May 9, 2014 court order approving the settlement, which appeal was denied on June 10, 2015.

During February 2014, we settled litigations related to California wage and hour matters. We made settlement payments of $3.6 million in fiscal 2014 and $0.5 million during the first twenty-six weeks of 2015. In addition, we have remaining liabilities previously recorded of $0.3 million as of August 1, 2015 related to these settlements.

We are also party to various litigation matters and proceedings in the ordinary course of business.  In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Contingencies - During May 2014, we entered into a $150.0 million secured credit facility with affiliates of Sycamore Partners. In connection with this agreement, we also entered into a sourcing agreement with an affiliate of Sycamore Partners that requires us to purchase a minimum volume of product for 10 years. This purchase commitment will commence during the first quarter of fiscal 2016 and is between $240.0 million and $280.0 million per annum depending on the year (see Note 4).

On February 2, 2015, we revised and renewed a Supplier Agreement with one of our suppliers. Should we fail to meet annual purchase minimum thresholds in this agreement we would be liable to make certain agreed upon shortfall payments to this supplier (see Note 3).

In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of August 1, 2015, the outstanding letter of credit was immaterial and expires on June 30, 2016. We do not have any other stand-by or commercial letters of credit as of August 1, 2015.

We have a product license agreement that obligates us to pay the licensor at least the guaranteed minimum royalty amount based on sales of their products.

We have not issued any third party guarantees or commercial commitments as of August 1, 2015.

Executive Severance Plan - We have a Change of Control Severance Plan (“the Plan”), which entitles certain executive level employees to receive certain payments upon a termination of employment after a change of control (as defined in the Plan) of the Company. The adoption of the Plan did not have any impact on the unaudited condensed consolidated financial statements for any periods presented.

15.  Income Taxes

We review the annual effective tax rate on a quarterly basis and make necessary changes if information or events merit.  The estimated annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates.  The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occur), or impacts from tax law changes.  To the extent such changes impact our deferred tax assets/liabilities, these changes would generally be recorded discretely in the quarter in which they occur. During the second quarter of 2015, we recorded an unfavorable tax provision related to expected utilization of our estimated net operating losses.

We follow the provisions of ASC Topic 740, “Income Taxes”, which includes the accounting and disclosure for uncertainty in income taxes.  We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. Uncertain tax positions, inclusive of interest and penalties were $7.2 million as of August 1, 2015, $7.2 million at January 31, 2015, and $9.0 million at August 2, 2014.  Of these amounts, $5.3 million was recorded as a direct reduction of the related deferred tax assets as of August 1, 2015 and January 31, 2015 and $6.2 million was recorded as of August 2, 2014. Reversal of uncertain tax positions, net of related deferred tax assets, would favorably impact our effective tax rate. These uncertain tax positions are subject to change based on future events, the timing of which is uncertain, however the Company does not anticipate that the balance of such uncertain tax positions will significantly change during the next twelve months.

We file income tax returns in the U.S. and in various states, Canada and Puerto Rico. All tax returns remain open for examination generally for our 2011 through 2014 tax years by various taxing authorities. However, certain states may keep their statute of limitations open for six to ten years. Our U.S. federal filings for the years 2010 to 2013 are currently under examination by the Internal Revenue Service.

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

The following tables provide summary financial data for each of our segments (in thousands):

	13 weeks ended		26 weeks ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales:
Retail stores and e-commerce net sales	$316,687	$388,441	$627,583	$776,762
International licensing revenue	10,174	7,714	17,921	15,251
Total net sales	$326,861	$396,155	$645,504	$792,013

	13 weeks ended		26 weeks ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
(Loss) income from operations:
Retail stores and e-commerce [1]	$(41,757)	$(43,444)	$(87,583)	$(96,384)
International licensing	9,195	6,892	15,771	13,795
Other [2]	(4,869)	(25,099)	(6,075)	(62,499)
Total loss from operations	$(37,431)	$(61,651)	$(77,887)	$(145,088)

1 Such amounts include all corporate overhead and shared service function costs and we have not allocated a portion of these costs to international licensing in this presentation.

2 Other items for all periods presented above, which are all related to the retail stores and e-commerce segment, included store closing costs, restructuring charges (See Note 5) and other income (charges) that are not included in the segment income (loss) from operations reviewed by the CODM. Other items for the second quarter of 2014 and the first twenty-six weeks of 2014 also included store asset impairment charges.

Depreciation expense and capital expenditures have not been separately disclosed as the amounts primarily relate to the retail stores and e-commerce segment. Such amounts are not material for the international licensing segment.

	August 1, 2015	January 31, 2015	August 2, 2014
Total assets:
Retail stores and e-commerce	$440,085	$496,220	$624,708
International licensing	13,298	15,969	10,074
Total assets	$453,383	$512,189	$634,782

17.  Related Parties

During May 2014, we entered into a strategic sourcing relationship with an affiliate of Sycamore Partners, which included $150.0 million in secured credit facilities (see Note 4 for a further discussion). As of May 23, 2014 and August 1, 2015, Lemur LLC, an affiliate of Sycamore Partners owned approximately 8% of our outstanding common stock. Sycamore Partners and its affiliates are considered related parties due to the agreements described above combined with their ownership interest in us. In addition to the related party transactions presented on the Consolidated Statement of Operations during the second quarter of 2015 and the first twenty-six weeks of 2015, we had the following transactions with these related parties during that period:

•
Merchandise purchased from an affiliate of Sycamore Partners was $16.1 million during the second quarter of 2015 and $28.3 million during the first twenty-six weeks of 2015, of which $12.8 million that was included in our merchandise inventories as of August 1, 2015,

•Accounts payable of $10.6 million to an affiliate of Sycamore Partners as of August 1, 2015, and

•Payments of $21.9 million to an affiliate of Sycamore Partners during the first twenty-six weeks of 2015.

Additionally, Scopia Capital Management, LLC owned approximately 12.4% of our common stock and Fidelity Management & Research Company owned approximately 10.6% of our common stock as of August 1, 2015. Both are considered related parties due to their ownership interest in us. We did not have any transactions with either of these related parties during the second quarter of 2015 or the first twenty-six weeks of 2015.

18.  Recent Accounting Developments

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customers' Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU 2015-05 is not expected to have a material effect on the unaudited condensed consolidated financial statements.

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

19.  Subsequent Event

On August 18, 2015, the Company entered into the Fourth Amendment to the Credit Facility (see Note 11 for a further discussion).

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

Overview

The teen retail environment remains highly competitive and promotional, and mall traffic continues to remain challenging. We believe that fast-fashion retailers have absorbed some market share from more traditional teen retailers.  Additionally, we believe that over the last few years, the teen market has seen a shift in demand away from logo-based product.  We also think that apparel retailers are competing with technology products, like smart phones and apps, for our core teen customer’s discretionary spending.  These factors have contributed to our unfavorable financial results.  Therefore, we are focused on executing our key merchandising, operational and financial initiatives to improve our performance. Merchandising and operational initiatives that we are implementing include the following:

•
We recently implemented a vertical organization structure in Merchandising, Planning, Production and Design. Roles are primarily focused on product categories through all of our various distribution channels.

•
We have redefined our merchandising model to emphasize updated classic merchandise enhanced with contemporary additions that we believe will result in an exciting and unique total store assortment and presentation.

•	We are refining the manner in which we promote merchandise and our use of in-store marketing.

•
We are focused strategically on the development of the “tops” merchandise classification, primarily in knit tops, and also in woven tops in order to increase the number of tops sold relative to bottoms.

•
We are more targeted in our patterns of merchandise allocation and distribution. The demand pattern throughout our store base has been disparate and diverse. We are therefore moving towards a more targeted product allocation method rather than universally allocating product.

•	We continue to focus on the growth of our international licensing business. We recently announced new licensing agreements to bring Aéropostale stores to India, Indonesia and the Republic of Ireland.

We continue to make progress in achieving our key financial strategies of maintaining appropriate levels of liquidity, continuing the evaluation of our real estate portfolio and managing our capital spending prudently. With regard to liquidity, we amended our Credit Facility (as defined below) on August 18, 2015, to increase borrowing availability and extend the maturity date, among other things (see Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements). Additionally, during May 2014, we entered into a strategic sourcing relationship with an affiliate of Sycamore Partners, which included $150.0 million in secured credit facilities (see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements). On February 2, 2015, we revised and renewed a master sourcing agreement (“Supplier Agreement”) with one of our suppliers. Under the ten-year agreement, we received an advance volume purchase discount equivalent to approximately $1.75 million per annum throughout the life of the Supplier Agreement as commitment of meeting certain minimum thresholds. Should we fail to meet the annual purchase minimum thresholds we would be required to make certain agreed upon shortfall payments, or if we exceed certain minimum purchase thresholds, we would have an opportunity to receive additional advance volume purchase discounts (see Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements).

Operationally, during April 2014, following a strategic review and assessment of changing consumer patterns, management and the Board of Directors approved a comprehensive plan to restructure the P.S. from Aéropostale business by the end of fiscal 2014 and to reduce costs. Based on changing consumer patterns, we closed 126 P.S. from Aéropostale stores, primarily in mall locations. We also continue to focus on faster growing sales channels, including off-mall locations, e-commerce and international licensing of P.S. from Aéropostale. We are also exploring other potential third party distribution channels. The cost reduction program also targeted direct and indirect spending across the organization. This has included the reduction of approximately 100 open or occupied corporate positions during 2014 to align with our current business strategies. We incurred restructuring charges of $40.4 million during fiscal 2014. We estimate that these initiatives are generating approximately $40.0 million in annualized pre-tax savings. See Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements for further details.

In an ongoing effort to right size our store base and optimize our real estate portfolio, we closed 122 under-performing Aéropostale stores in the United States and Canada during fiscal 2014. We expect to eliminate pre-tax losses of approximately $10.0 million during fiscal 2015 that were generated from these stores in fiscal 2014. During the first twenty-six weeks of 2015, we closed a total of 35 Aéropostale stores. During the balance of 2015, we are considering potentially closing an additional 15 to 40 Aéropostale stores, which would bring total closures to a range of approximately 220 to 245 Aéropostale stores since 2013. Additionally, real estate consultants negotiated early store lease terminations and lease buyouts on our behalf.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		26 weeks ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	17.8%	15.8%	18.2%	16.8%
Selling, general and administrative expenses	31.2%	30.6%	31.2%	30.4%
Restructuring (benefit) charge	(1.9)%	0.8%	(0.9)%	4.7%
Loss from operations	(11.5)%	(15.6)%	(12.1)%	(18.3)%
Interest expense	0.9%	0.6%	0.9%	0.4%
Loss before income taxes	(12.4)%	(16.2)%	(13.0)%	(18.7)%
Income tax expense (benefit)	1.0%	(0.1)%	0.8%	(0.9)%
Net loss	(13.4)%	(16.1)%	(13.8)%	(17.8)%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table. Comparable changes for the 13-weeks ended August 1, 2015 are compared to the 13-weeks ended August 2, 2014.

	13 weeks ended		26 weeks ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales (in millions)	$326.9	$396.2	$645.5	$792.0
Retail stores and e-commerce net sales	$316.7	$388.4	627.6	776.8
International licensing revenue	$10.2	$7.7	17.9	15.3
Total store count at end of period	826	1,072	826	1,072
Comparable store count at end of period	805	1,008	805	1,008
Net sales change	(17)%	(13)%	(18)%	(13)%
Comparable sales change (including the e-commerce channel)	(8)%	(13)%	(9)%	(13)%
Comparable average unit retail change (including the e-commerce channel)	(7)%	6%	(4)%	4%
Comparable units per sales transaction change (including the e-commerce channel)	—%	(5)%	(2)%	(5)%
Comparable sales transaction change (including the e-commerce channel)	(1)%	(14)%	(4)%	(12)%
Net sales per average square foot	$88	$88	$172	$174
Gross profit (in millions)	$58.3	62.6	$117.5	$133.0
Loss from operations (in millions)	$(37.4)	$(61.7)	$(77.9)	$(145.1)
Retail stores and e-commerce loss from operations	$(41.8)	$(43.4)	$(87.6)	$(96.4)
International licensing income from operations	$9.2	$6.9	$15.8	$13.8
Other [1]	$(4.9)	$(25.1)	$(6.1)	$(62.5)
Diluted loss per share	$(0.55)	$(0.81)	$(1.12)	$(1.79)
Average square footage growth over comparable period	(20)%	(2)%	(19)%	(1)%
Change in total inventory over comparable period	(20)%	(15)%	(20)%	(15)%
Change in store inventory per retail square foot over comparable period	—%	(11)%	—%	(11)%
Percentages of net sales by category:
Young Women’s	65%	64%	66%	64%
Young Men’s	35%	36%	34%	36%

1 Other items include income (charges) that are not included in the segment income (loss) from operations reviewed by the Company’s chief operating decision maker, our Chief Executive Officer. See Note 16 to the Notes to the Unaudited Condensed Consolidated Financial Statements for a further discussion.

Comparison of the 13 weeks ended August 1, 2015 to the 13 weeks ended August 2, 2014

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

Net sales decreased by $69.3 million, or 17%, for the second quarter of 2015. This was due to declines in average square footage of 20% resulting from store closures and a comparable sales decrease of 8% when compared to the same period last year. The net sales decrease reflects:

•	a decrease of $26.9 million in comparable sales (including the e-commerce channel)

•	a decrease of $44.9 million in non-comparable sales

•	an increase of $2.5 million in international licensing revenue

Consolidated comparable sales, including the e-commerce channel, decreased by 11% in our young men's category and 6% in our young women's category. The overall comparable sales, including the e-commerce channel, reflected decreases of 7% average unit retail, 1% in the number of sales transactions and flat units per sales transaction.

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

Gross profit decreased by $4.2 million for the second quarter of 2015 compared to the same period last year. The decrease was primarily due to the decrease in net sales. As a percentage of net sales, gross profit increased by 2.0 percentage points. We recorded store closing charges of 0.8 percentage points during the second quarter of 2015 and recorded asset impairment charges of 4.8 percentage points during the second quarter of 2014. The 4.0 percentage point reduction in these charges was partially offset by 1.7 percentage points of lower merchandise margin, in addition to the deleverage impact of distribution and buying expenses.

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

SG&A decreased by $19.4 million, or by 16%, for the second quarter of 2015 compared to the second quarter of 2014. The decrease was due to $10.2 million of lower store expenses, mainly payroll, resulting from store closings and cost savings initiatives, lower corporate expenses of $6.9 million, lower e-commerce and store transaction expenses of $1.6 million, and lower marketing expenses of $0.6 million.

As a percentage of net sales, SG&A was 31.2% for the second quarter of 2015 compared to 30.6% for the same period last year. The increase in SG&A, as a percentage of sales, was due to the deleverage impact of marketing expenses of 0.5 percentage points and e-commerce and store transaction expenses of 0.2 percentage points.

Restructuring Charges

Restructuring charges related to the cost reduction program discussed above were a benefit of $6.1 million for the second quarter of 2015 compared to expense of $3.0 million for the second quarter of 2014. The restructuring benefit for the second quarter of 2015 was due to reversals of exit cost obligation liabilities resulting from subsequent lease terminations. The restructuring charges during the second quarter of 2014 included P.S. from Aéropostale stores severance of $1.5 million and other exit costs of $1.5 million.

Loss from Operations

As a result of the above, consolidated loss from operations was $37.4 million for the second quarter of 2015, compared to $61.7 million for the second quarter of 2014. The consolidated loss from operations included income from our international licensing segment of $9.2 million for the second quarter of 2015 compared to $6.9 million for the prior period. In addition, consolidated loss from operations included net restructuring and other charges of $4.9 million for the second quarter of 2015 and $25.1 million for the second quarter of 2014.

Income taxes

We recorded tax expense at a rate of 8.4% for the second quarter of 2015 versus a tax benefit rate of 0.4% for the second quarter of 2014. The tax rates for both periods were unfavorably impacted by the establishment of valuation allowances against deferred tax assets. Tax expense for the second quarter of 2015 also included foreign tax liabilities and certain state minimum taxes in addition to an unfavorable tax provision related to expected utilization of our estimated net operating losses. We expect that the tax rate for the balance of fiscal 2015 will continue to be unfavorably impacted by these items, other than the tax provision adjustment.

Net loss

As a result of the above, net loss was $43.7 million, or $0.55 per diluted share, for the second quarter of 2015, compared to net loss of $63.8 million, or $0.81 per diluted share, for the second quarter of 2014.

Comparison of the 26 weeks ended August 1, 2015 to the 26 weeks ended August 2, 2014

Net Sales

Net sales decreased by $146.5 million, or 18%, for the first twenty-six weeks of 2015. This was due to declines in average square footage of 19% resulting from store closures and a comparable sales decrease of 9% when compared to the same period last year. The net sales decrease reflects:

•	a decrease of $62.9 million in comparable sales (including the e-commerce channel)

•	a decrease of $86.3 million in non-comparable sales

•	an increase of $2.7 million in international licensing revenue

Consolidated comparable sales, including the e-commerce channel, decreased by 14% in our young men's category and 7% in our young women's category. The overall comparable sales, including the e-commerce channel, reflected decreases of 4% in the number of sales transactions, 4% in average unit retail and 2% in units per sales transaction.

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

Gross profit decreased by $15.6 million for the first twenty-six weeks of 2015 compared to the same period last year. As a percentage of net sales, gross profit increased by 1.4 percentage points. We recorded store closing charges of 0.7 percentage points during the first twenty-six weeks of 2015 and recorded asset impairment charges of 2.7 percentage points during the first twenty-six weeks of 2014. The 2.0 percentage point reduction in these charges was partially offset by the deleverage impact of distribution and buying expenses.

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

SG&A decreased by $39.3 million for the first twenty-six weeks of 2015 compared to the first twenty-six weeks of 2014. The decrease was due to $22.1 million of lower store-line expenses, mainly payroll, resulting from store closings and cost savings initiatives, lower corporate expenses of $11.7 million, lower marketing expenses of $3.0 million and lower transaction expenses of $2.5 million primarily due to lower sales.

As a percentage of net sales, SG&A was 31.2% for the first twenty-six weeks of 2015 compared to 30.4% for the same period last year. The increase in SG&A, as a percentage of sales, was due primarily to the deleverage impact of marketing, store and e-commerce transaction related, and other expenses.

Restructuring Charges

Restructuring charges related to the cost reduction program discussed above were a benefit of $6.0 million for the first twenty-six weeks of 2015 compared to expense of $37.5 million the first twenty-six weeks of 2014. The restructuring benefit for the first twenty-six weeks of 2015 is due to reversals of exit cost obligation liabilities resulting from subsequent lease terminations. The restructuring charges for the first twenty-six weeks of 2014 included P.S. from Aéropostale store impairment charges of $30.5 million, other exit costs of $3.4 million, severance charges of $2.5 million and lease costs of $1.1 million.

Loss from Operations

As a result of the above, consolidated loss from operations was $77.9 million for the first twenty-six weeks of 2015, compared to $145.1 million for the first twenty-six weeks of 2014. The consolidated loss from operations included income from operations from our international licensing segment of $15.8 million for the first twenty-six weeks of 2015 compared with $13.8 million for the first twenty-six weeks of 2014. In addition, consolidated loss from operations included net restructuring and other charges of $6.1 million for the first twenty-six weeks of 2015 and $62.5 million for the first twenty-six weeks of 2014.

Income taxes

We recorded tax expense at a rate of 5.7% for the first twenty-six weeks of 2015 versus a tax benefit rate of 4.9% for the first twenty-six weeks of 2014. Please see the comparison of the 13 weeks ended August 1, 2015 to the 13 weeks ended August 2, 2014 for a further discussion about the effective tax rates.

Net loss

Net loss was $88.9 million, or $1.12 per diluted share, for the first twenty-six weeks of 2015, compared to net loss of $140.6 million, or $1.79 per diluted share, for the first twenty-six weeks of 2014.

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

Declining mall traffic, a highly promotional and competitive teen retail environment and a shift in customer demand away from logo-based product have contributed to unfavorable financial performance.  We have incurred declining comparable sales and net losses from operations. This has led to cash outflows from operations of $55.7 million in fiscal 2014 and $38.4 million in fiscal 2013. We recently took the following steps to enhance our liquidity position:

•
On August 18, 2015, we amended our Credit Facility to increase borrowing availability and extend the maturity date, among other things (see Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements).

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

•
In April 2014, and as discussed above, following a strategic review and assessment of changing consumer patterns, management and the Board of Directors approved a comprehensive plan to restructure the P.S. from Aéropostale business and to reduce costs. As of January 31, 2015, we closed 126 P.S. from Aéropostale stores, primarily in mall locations (see Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements). We estimate that these and other savings initiatives will generate approximately $40.0 million in annualized pre-tax savings.

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

•	We have focused on strategic initiatives to improve our financial performance as discussed above under the Overview section of Item 2.

At August 1, 2015, we had working capital of $86.1 million, including cash and cash equivalents of $86.5 million, and our revolving credit facility had availability of $181.1 million with no borrowings outstanding. Our cash on hand and availability under the revolving credit facility exceeded the $70.0 million minimum availability covenant under the Loan Agreement with affiliates of Sycamore Partners by $197.6 million. We believe that cash on hand and availability under our revolving credit facility will be sufficient to fund operations and cash flow requirements for the next twelve months. However, there can be no assurance that we will be able to achieve our strategic initiatives or obtain additional funding on favorable terms in the future which could have a significant adverse effect on our operations. Our ability to fund operations and capital expenditures in the future will be dependent on our ability to generate cash from operations, maintain or improve margins, decrease significantly the rate of decline in comparable sales and to borrow funds available under our loan agreements. Our ability to borrow funds is dependent in part on our ability to meet all covenants, including a financial covenant in our loan agreement with affiliates of Sycamore Partners which requires a minimum liquidity coverage of $70.0 million of cash and availability under the revolving credit facility. Accordingly, if we do not generate sufficient cash flow from operations to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, and our revolving credit facility is fully drawn, we may need to take various further actions, such as down-sizing and/or eliminating certain operations, which could include exit costs, or reducing or delaying capital expenditures, strategic investments or other actions.

The following table sets forth our cash flows for the period indicated:

	26 weeks ended
	August 1, 2015	August 2, 2014
	(In thousands)
Net cash used in operating activities	$(56,003)	$(65,519)
Net cash used in investing activities	(8,546)	(17,399)
Net cash provided by financing activities	(401)	128,689
Effect of exchange rate changes	(285)	(14)
Net decrease in cash and cash equivalents	$(65,235)	$45,757

Operating activities - Net cash used in operating activities decreased by $9.5 million for the first twenty-six weeks of 2015 compared to the same period in 2014. Net cash used in operations for the first quarter of 2015 included the previously discussed advance volume purchase discount. This was partially offset by an increase in cash used due to the increase in net loss adjusted for impairment charges and other non-cash items of $12.6 million and the increase in cash used for accrued expenses and prepaid expenses offset by a decrease in cash used for accounts payable.

Investing activities - Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores and investments in information technology. Net cash used in investing activities decreased by $8.9 million for the first twenty-six weeks of 2015 compared to the same period in 2014 primarily due to lower capital expenditures. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and other strategic investments. During fiscal 2015, we plan to invest a total of approximately $16.0 million in capital expenditures. During the first twenty-six weeks of 2015, we invested $8.5 million, which excludes accruals related to purchases of property and equipment. During the first twenty-six weeks of 2015, we opened one Aéropostale store and remodeled 16 Aéropostale stores.

During the first twenty-six weeks of 2014, we invested $15.2 million in capital expenditures, primarily to open four Aéropostale stores, one combination store, remodel ten Aéropostale stores and for a number of information technology investments.

Financing activities - Net cash provided by financing activities in 2014 included net cash proceeds of $137.6 million resulting from the transaction with affiliates of Sycamore Partners (see below and Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements).

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

Please see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion.

Revolving Credit Facility

On August 18, 2015, the Company entered into a Fourth Amendment to the Credit Facility and Amendment to Certain Other Loan Documents (the “Fourth Amendment”). Among other things, the Fourth Amendment extends the maturity date of the Credit Facility, until at least February 21, 2019, with automatic extensions, under certain circumstances set forth in the Fourth Amendment, to August 18, 2020; provides for a reduction in the maximum principal amount of extensions of credit that may be made under the Credit Facility from $230 million to $215 million; provides for a seasonal increase in the advance rate on inventory under the borrowing base formula for the revolving credit facility contained in the Credit Facility; increases to $40 million the maximum aggregate principal amount of loans that may be borrowed under the FILO loan facility contained in the Credit Facility and provides for an annual decrease, commencing in 2017, in the advance rate under the borrowing base formula for FILO loans; and reflects the addition of General Electric Capital Corporation as an additional lender under the Credit Facility. The reduction in the maximum principal amount of extensions of credit under the Credit Facility was primarily driven by the Company’s strategic decision to close underperforming stores over the last eighteen months, thus reducing inventory levels.

Please see Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion.

Contractual Obligations

The following table summarizes our contractual obligations as of August 1, 2015:

		Payments Due
	Total	Balance of 2015	In 2016 and 2017	In 2018 and 2019	After 2019
	(In thousands)
Contractual Obligations
Real estate operating leases	$664,167	$65,259	$218,672	$158,477	$221,759
Sycamore Tranche A Loan principal	100,000	—	—	100,000	—
Sycamore Tranche B Loan principal [1]	50,000	—	10,000	10,000	30,000
Sycamore Tranche A Loan interest	38,944	5,000	20,000	13,944	—
Employment agreement [2]	3,000	750	2,250	—	—
Equipment operating leases	5,469	1,451	3,084	934	—
Total contractual obligations	$861,580	$72,460	$254,006	$283,355	$251,759

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

As discussed in Note 12 to the Notes to Unaudited Condensed Consolidated Financial Statements, we have a SERP liability of $1.4 million and other retirement plan liabilities of $4.4 million at August 1, 2015.  Such liability amounts are not reflected in the table above.

Our total liabilities for unrecognized tax benefits were $7.2 million at August 1, 2015. Of this amount, $5.3 million was recorded as a direct reduction of the related deferred tax assets.  We cannot make a reasonable estimate of the amount and timing of related future payments for these non-current liabilities. Therefore these liabilities were not included in the above table.

In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of August 1, 2015, the outstanding letter of credit was immaterial and expires on June 30, 2016. We do not have any other stand-by or commercial letters of credit as of August 1, 2015.

The above table also does not include contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of conditional bonuses that may be paid is $0.2 million during the remainder of fiscal 2015 and $0.5 million during fiscal 2016 and $0.3 million during fiscal 2017.

The above table does not reflect contingent purchase consideration related to the fiscal 2012 acquisition of GoJane that is discussed in Note 6 to the Notes to Unaudited Condensed Consolidated Financial Statements. The purchase price includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business during the five year period beginning on the acquisition date. The fair value of the contingent payments as of August 1, 2015 was estimated to be $1.5 million based on expected probability of payment and we have recorded such liability on a discounted basis. In addition, we granted restricted shares to the two individual former stockholders of GoJane, with compensation expense recognized over the three year cliff vesting period. If the aggregate dollar value of the restricted shares on the vesting date is less than $8.0 million, then we shall pay to the two individual former stockholders an amount in cash equal to the difference between $8.0 million and the fair market value of the restricted shares on the vesting date. For the second quarter of 2015, we recorded additional compensation expense of $1.4 million and have a corresponding liability of $6.4 million based on the Company's stock price as of August 1, 2015.

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

The above table does not include a product license agreement that obligates us to pay the licensor at least the guaranteed minimum royalty amount based on sales of their products.

We have not issued any third party guarantees or commercial commitments as of August 1, 2015.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, and an immaterial outstanding letter of credit, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the unaudited condensed consolidated financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of August 1, 2015, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

As of August 1, 2015, there have been no material changes to any of the critical accounting policies as disclosed in our Annual
Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain our cash equivalents in financial instruments, primarily money market funds, with original maturities of three months or less.

As of August 1, 2015, we had no outstanding borrowings under our Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of August 1, 2015, the outstanding letter of credit was immaterial and expires on June 30, 2016. We have not issued any other stand-by or commercial letters of credit as of August 1, 2015 under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk from interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency, are reflected in the equity section of our unaudited condensed consolidated balance sheet in accumulated other comprehensive income (loss). The unrealized gain of approximately $2.2 million is included in accumulated other comprehensive loss as of August 1, 2015. A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $2.1 million, which would be recorded in other comprehensive income (loss) as an unrealized gain or loss.

We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars.  These foreign currency transaction gains and losses are charged or credited to earnings as incurred. We do not hedge our exposure to this currency exchange fluctuation and transaction gains and losses to date have not been significant.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our second quarter ended August 1, 2015, our disclosure controls and procedures are effective.

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

Dated: September 8, 2015

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