Form 10-Q
period 2015-10-31
AEROPOSTALE INC
filed 2015-12-07
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
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

The Registrant had 79,994,458 shares of common stock outstanding as of December 2, 2015.

AÉROPOSTALE, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	October 31, 2015	January 31, 2015	November 1, 2014
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$41,828	$151,750	$109,198
Merchandise inventory	205,731	130,474	211,136
Income taxes receivable	4,212	18,306	9,198
Prepaid expenses and other current assets	39,487	48,757	47,958
Total current assets	291,258	349,287	377,490
Fixtures, equipment and improvements, net	111,897	130,109	151,196
Goodwill	13,919	13,919	13,919
Intangible assets, net	8,244	8,809	14,097
Other assets	9,176	10,065	21,622
TOTAL ASSETS	$434,494	$512,189	$578,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$157,436	$88,289	$143,354
Accrued expenses and other current liabilities	68,826	110,560	99,319
Total current liabilities	226,262	198,849	242,673

Indebtedness to related party - non-current	142,822	138,540	136,042

Other non-current liabilities	81,196	81,248	95,766

Commitments and contingent liabilities

Stockholders’ (Deficit) Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; 1; 1 and 1 shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 80,221; 79,640 and 79,568 shares issued	802	796	796
Additional paid-in capital	253,970	247,775	244,910
Accumulated other comprehensive income	3,251	3,098	2,640
Accumulated deficit	(270,256)	(154,965)	(141,431)
Treasury stock 615; 498 and 472 shares, at cost	(3,553)	(3,152)	(3,072)
Total stockholders’ (deficit) equity	(15,786)	93,552	103,843
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$434,494	$512,189	$578,324

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	13 weeks ended		39 weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	$363,325	$452,889	$1,008,829	$1,244,902
Cost of sales (includes certain buying, occupancy and warehousing expenses) [1]	288,755	384,011	816,807	1,042,977
Gross profit	74,570	68,878	192,022	201,925
Selling, general and administrative expenses	97,732	121,250	299,079	361,877
Restructuring (benefit) charges	(92)	1,713	(6,100)	39,221
Loss from operations	(23,070)	(54,085)	(100,957)	(199,173)
Interest expense [2]	3,291	3,035	9,526	5,808
Loss before income taxes	(26,361)	(57,120)	(110,483)	(204,981)
Income tax expense (benefit)	2	(4,797)	4,807	(12,057)
Net loss	$(26,363)	$(52,323)	$(115,290)	$(192,924)
Basic loss per share	$(0.33)	$(0.66)	$(1.45)	$(2.45)
Diluted loss per share	$(0.33)	$(0.66)	$(1.45)	$(2.45)
Weighted average basic shares	79,607	79,015	79,484	78,775
Weighted average diluted shares	79,607	79,015	79,484	78,775

1 Includes cost of merchandise from related party of $14.6 million during the third quarter of 2015 and $34.2 million during the first thirty-nine weeks of fiscal 2015.

2 Includes interest expense to related party of $2.6 million during the third quarter of 2015 and $2.7 million during the third quarter of 2014. Includes interest expense to related party of $7.8 million during the first thirty-nine weeks of fiscal 2015 and $4.8 million during the first thirty-nine weeks of fiscal 2014.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	13 weeks ended		39 weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net loss	$(26,363)	$(52,323)	$(115,290)	$(192,924)
Other comprehensive income (loss):
Pension liability adjustment, net of income taxes of $0 for all periods presented	15	3,658	(902)	3,758
Foreign currency translation adjustment (See Note 6)	(3)	(31)	1,055	65
Other comprehensive income	$12	$3,627	$153	$3,823
Comprehensive loss	$(26,351)	$(48,696)	$(115,137)	$(189,101)

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	39 weeks ended
	October 31, 2015	November 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(115,290)	$(192,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,818	39,388
Asset impairment charges	2,778	64,612
Amortization of intangible assets	565	564
Stock-based compensation	8,562	11,495
Other	4,096	(1,325)
Changes in operating assets and liabilities:
Merchandise inventory	(77,792)	(39,013)
Income taxes receivable and other assets	23,356	29,604
Accounts payable	69,271	5,136
Advance volume purchase discount	17,500	—
Accrued expenses and other liabilities	(56,101)	(19,090)
Net cash used in operating activities	$(94,237)	$(101,553)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,927)	(21,127)
Change in restricted cash	—	(2,210)
Net cash used in investing activities	$(13,927)	$(23,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from financing transaction with related party	—	137,648
Borrowings under revolving credit facility	—	75,500
Repayments under revolving credit facility	—	(75,500)
Fees related to financing transaction with related party	—	(6,165)
GoJane contingent consideration payment	—	(1,531)
Financing fees related to revolving credit facility	(1,057)	(687)
Purchase of treasury stock	(401)	(1,466)
Net cash (used in) provided by financing activities	$(1,458)	$127,799

Effect of exchange rate changes	$(300)	$(228)

Net (decrease) increase in cash and cash equivalents	(109,922)	2,681
Cash and cash equivalents, beginning of year	151,750	106,517
Cash and cash equivalents, end of period	$41,828	$109,198

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Aéropostale, Inc. and its subsidiaries (“we”, “us”, “our”, the “Company” or “Aéropostale”) is a specialty retailer of casual apparel and accessories, principally targeting 14 to 17 year-old young women and men through its Aéropostale stores and website and 4 to 12 year-olds through its P.S. from Aéropostale stores and website.  We provide customers with a focused selection of high quality fashion and fashion basic merchandise at compelling values in an exciting and customer friendly store environment. Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise, other than in licensed stores.  Aéropostale products can be purchased in Aéropostale stores and online at www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to www.aeropostale.com, www.ps4u.com or www.gojane.com are solely references to a uniform resource locator, or URL, and are inactive textual references only, not intended to incorporate the websites into this Quarterly Report on Form 10-Q).  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, in certain Aéropostale stores and online at www.ps4u.com and www.aeropostale.com.  We also operate GoJane.com, an online women's fashion footwear and apparel retailer. GoJane products can be purchased online at www.gojane.com. As of October 31, 2015, we operated 824 stores, consisting of 758 Aéropostale stores in all 50 states and in Puerto Rico, 41 Aéropostale stores in Canada, as well as 25 P.S. from Aéropostale stores in 12 states. In addition, pursuant to various licensing agreements, our licensees operated 303 Aéropostale and P.S. from Aéropostale locations in the Middle East, Asia, Europe and Latin America as of October 31, 2015. We recently announced new licensing agreements to bring stores to Thailand, Egypt and Indonesia, and our licensees recently opened stores in India and the Republic of Ireland.

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

Declining mall traffic, a highly promotional and competitive teen retail environment and a shift in customer demand away from logo-based product have contributed to our unfavorable financial performance.  We have experienced declining store sales and incurred net losses from operations. This has led to cash outflows from operations of $55.7 million in fiscal 2014 and $38.4 million in fiscal 2013.  We took steps to enhance our liquidity position, including amending our Credit Facility (as defined in Note 11) on August 18, 2015, to increase borrowing availability and extend the maturity date, among other things (see Note 11). Additionally, we have obtained financing from affiliates of Sycamore Partners, (see Note 4), reduced our corporate headcount, restructured our P.S. from Aéropostale business, closed under-performing Aéropostale stores (see Note 5) and taken various other strategic actions directed toward improving our profitability. Our ability to fund operations and capital expenditures in the future will be dependent on our ability to generate cash from operations, maintain or improve margins, decrease significantly the rate of decline in store sales and to borrow funds available under our loan agreements. Our ability to borrow funds is dependent, in part, on our ability to meet all covenants, including a financial covenant in our loan agreement with affiliates of Sycamore Partners which requires a minimum liquidity coverage of $70.0 million of cash and availability under the revolving credit facility. At October 31, 2015, we had working capital of $65.0 million, including cash and cash equivalents of $41.8 million, and our revolving credit facility had availability of $214.8 million with no borrowings outstanding. Our cash on hand and availability under the revolving credit facility exceeded the $70.0 million minimum availability covenant by $186.6 million. We believe that cash on hand and availability under our revolving credit facility will be sufficient to fund operations and cash flow requirements for the next twelve months. However, there can be no assurance that we will be able to achieve our strategic initiatives or obtain additional funding on favorable terms in the future which would have a significant adverse effect on our operations. If we do not generate sufficient cash flow from operations to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, and our revolving credit facility is fully drawn, we may need to take various further actions, such as down-sizing and/or eliminating certain operations, which could include exit costs, or reducing or delaying capital expenditures, strategic investments or other actions.

References to “2015” or “fiscal 2015” mean the 52-week period ending January 30, 2016 and references to “2014” or “fiscal 2014” mean the 52-week period ended January 31, 2015.  References to “the third quarter of 2015” mean the thirteen-week period ended October 31, 2015 and references to “the third quarter of 2014” mean the thirteen-week period ended November 1, 2014.

3.  Supplier Agreement

On February 2, 2015, we revised and renewed a master sourcing agreement (“Supplier Agreement”) with one of our suppliers. Under the ten-year agreement, we received an advance volume purchase discount equivalent to approximately $1.75 million per annum throughout the life of the Supplier Agreement, or a total cash payment of $17.5 million, in return for a commitment of meeting certain minimum thresholds. The Supplier Agreement requires us to meet an annual purchase minimum threshold that approximates 23% of our fiscal 2014 consolidated cost of sales. Should we fail to meet the annual purchase minimum thresholds, we would be required to make a shortfall payment to the supplier based on a scaled percentage of the applicable annual purchase minimum shortfall during the applicable period. If we exceed certain minimum purchase thresholds, we would have an opportunity to receive additional advance volume purchase discounts. We expect to meet the annual purchase minimum for fiscal 2015.

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

As of May 23, 2014 and September 30, 2015, Lemur LLC, an affiliate of Sycamore Partners, owned approximately 8% of our outstanding common stock. Stefan Kaluzny, a managing director at Sycamore Partners, joined our Board of Directors upon the closing of this transaction. In addition to Mr. Kaluzny, Sycamore Partners received the right to appoint one additional member to our Board, and appointed Julian R. Geiger, who subsequently agreed to become our CEO on August 18, 2014. Additionally, a third independent appointee was mutually agreed upon by Sycamore Partners and us. Mr. Kaluzny did not stand for re-election to our Board of Directors at our 2015 Annual Meeting. Sycamore Partners and its affiliates and Mr. Kaluzny are considered related parties due to their ownership interest in us (see Note 17 for a further discussion). In August 2015, Kent A. Kleeberger, a Sycamore Partners appointee, joined our Board of Directors.

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

The Loan Agreement contains representations, covenants and events of default that are substantially consistent with our existing revolving credit facility with Bank of America, N.A. The Loan Agreement also contains a $70.0 million minimum liquidity covenant. The Company was in compliance with the minimum liquidity covenant under the Loan Agreements at October 31, 2015.

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

We recorded liabilities for the Term Loans using imputed interest based on our best estimate of its incremental borrowing rates. The effective interest rate used for Tranche A Loan was 7.24%, resulting in an initial present value of $101.7 million and a resulting debt premium of $1.7 million. The premium is being amortized to interest expense over the expected term of the debt using the effective interest method. The effective interest rate for Tranche B Loan used was 7.86%, resulting in an initial present value of $30.0 million and a debt discount of $20.0 million, which is also being amortized to interest expense over the expected term of the debt. Additionally, we recorded deferred financing fees of $5.9 million related to the Term Loans which are being amortized to interest expense over the expected terms of the debt.

We had fair values of $142.8 million in borrowings outstanding under the Loan Agreement, with face value of $150.0 million as of October 31, 2015. Fair value outstanding for Tranche A Loan was $109.2 million, with a face value of $100.0 million. Fair value outstanding for Tranche B Loan was $33.6 million, with a face value of $50.0 million. Total interest associated with this transaction was $2.6 million for the third quarter of 2015 and $7.8 million for the first thirty-nine weeks of fiscal 2015.

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

We guarantee the obligations of our subsidiary under the Sourcing Agreement. The Sourcing Agreement requires us to purchase a minimum volume of product for a period of 10 years commencing with our first fiscal quarter of 2016 (such period, the "Minimum Volume Commitment Period"), of between $240.0 million and $280.0 million per annum depending on the year (the "Minimum Volume Commitment"). If we fail to purchase the applicable Minimum Volume Commitment in any given year, we would be required to pay a shortfall commission to MGF, based on a scaled percentage of the applicable Minimum Volume Commitment shortfall during the applicable period.

Under the Sourcing Agreement, MGF is required to pay to us an annual rebate, equal to a fixed amount multiplied by the percentage of annual purchases made by us (including purchases deemed to be made by virtue of payment of the shortfall commission) relative to the Minimum Volume Commitment, to be applied towards the payment of the required amortization on the Tranche B Loan. The Sourcing Agreement also provides for certain carryover credits if we purchase a volume of product above the Minimum Volume Commitment during the applicable Minimum Volume Commitment Period.

We may terminate the Sourcing Agreement upon nine months' prior notice at any time after the first three years of the Minimum Volume Commitment Period have elapsed, subject to payment of a termination fee scaled to the term remaining under the Sourcing Agreement.

5.  Restructuring Program

On April 30, 2014, following an assessment of changing consumer shopping patterns, management and the Board of Directors approved a comprehensive plan to restructure the P.S. from Aéropostale business, which is included in our retail store and e-commerce segment, and to reduce costs. As of January 31, 2015, we closed 126 P.S. from Aéropostale stores, primarily in mall locations, and streamlined and improved the Company's expense structure. We also continue to focus on P.S. from Aéropostale sales channels with higher expectations for growth, including off-mall locations, e-commerce and international licensing. The cost reduction program also targeted direct and indirect spending across the organization during fiscal 2014.

The following is a summary of (benefit) expense recognized in restructuring charges in the statement of operations associated with this program:

	13 weeks ended		39 weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	(In thousands)
Asset impairment charges	$—	$—	$—	$30,497
Severance costs	—	1,236	—	3,749
Lease costs, net of liability reversals	(97)	146	(6,482)	1,198
Other exit costs	5	331	382	3,777
Total	$(92)	$1,713	$(6,100)	$39,221

The Company accrued liabilities for the above mentioned restructuring charges as of October 31, 2015 and November 1, 2014 as follows:

	Severance	Lease Costs	Other Exit Costs	Total
	(In thousands)
Liability as of February 1, 2015	$28	$12,593	$—	$12,621
Additions	—		254	254
Paid or Utilized	(28)	(6,234)	(254)	(6,516)
Adjustments	—	(6,359)	—	(6,359)
Liability as of October 31, 2015	$—	$—	$—	$—

	Impairments	Severance	Lease Costs	Other Exit Costs	Total
	(In thousands)
Liability/Charge at Program Inception	$30,497	$1,060	$1,046	$1,886	$34,489
Additions	—	2,689	152	1,891	4,732
Paid or Utilized	(30,497)	(1,435)	(315)	(3,754)	(36,001)
Liability as of November 1, 2014	$—	$2,314	$883	$23	$3,220

We closed 115 P.S. from Aéropostale stores during the fourth quarter of fiscal 2014 related to the above mentioned restructuring program. We elected to early adopt the provisions of ASU 2014-08, "Discontinued Operations and Disclosures of Disposals of Components of an Entity", as of the beginning of the fourth quarter of fiscal 2014. We assessed the disposal group under this guidance and concluded the closure of the disposal group to be a "strategic shift". However, this strategic shift was not determined to be a "major" strategic shift based on the portion of our consolidated business that the disposal group represented. Accordingly the disposal group was not presented in the financial statements as discontinued operations. However, we have concluded that this disposal group was an individually significant disposal group. Pretax losses for this disposal group of stores were $1.1 million for the third quarter of 2014 and $37.8 million for the first thirty-nine weeks of fiscal 2014. The pretax loss included asset impairment charges of $30.2 million recorded during the first thirty-nine weeks of fiscal 2014.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	Level 1			Level 2			Level 3
	October 31, 2015	January 31, 2015	November 1, 2014	October 31, 2015	January 31, 2015	November 1, 2014	October 31, 2015	January 31, 2015	November 1, 2014
	(In thousands)
Assets:
Cash equivalents [1]	$18,571	$110,022	$80,005	$—	$—	$—	$—	$—	$—
Total	$18,571	$110,022	$80,005	$—	$—	$—	$—	$—	$—

Liabilities:
GoJane performance plan liability [2]	$—	$—	$—	$—	$—	$—	$1,512	$1,446	$5,915
Total	$—	$—	$—	$—	$—	$—	$1,512	$1,446	$5,915

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

The following table provides a reconciliation of the beginning and ending balances of the GJ Performance Plan measured at fair value using significant unobservable inputs (Level 3):

	39 weeks ended
	October 31, 2015	November 1, 2014
	(In thousands)
Balance at beginning of period	$1,446	$7,416
Accretion of interest expense	66	99
GoJane consideration payment	—	(1,600)
Balance at end of period	$1,512	$5,915

The $1.5 million liability as of October 31, 2015 was included in non-current liabilities. The $5.9 million liability as of November 1, 2014 was included in non-current liabilities.

Non-Financial Assets

We recorded asset impairment charges of approximately $2.8 million during the third quarter of 2015 and the first thirty-nine weeks of fiscal 2015. The impairment charges relate to 38 stores that were not previously impaired in addition to previously impaired stores. We recorded asset impairment charges of approximately $12.5 million during the third quarter of 2014 primarily for 59 stores. We recorded asset impairment charges of $64.6 million during the first thirty-nine weeks of fiscal 2014 primarily for 277 stores. Of these charges, $34.1 million was included in cost of sales and $30.5 million was included in restructuring charges for the first thirty-nine weeks of fiscal 2014. These amounts included the write-down of long-lived assets at stores that were assessed for impairment because of (a) changes in circumstances that indicated the carrying value of assets may not be recoverable, or (b) management’s intention to relocate or close stores.  Impairment charges were primarily related to revenues and/or gross margins not meeting targeted levels at the respective stores as a result of macroeconomic conditions, location related conditions and other factors that were negatively impacting the sales and cash flows of these locations.

The table below sets forth by level within the fair value hierarchy the fair value of long-lived assets for which impairment was recognized for the first thirty-nine weeks of fiscal 2015 and 2014:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses
	(In thousands)
October 31, 2015:
Long-lived assets held and used	$—	$—	$783	$783	$2,778

November 1, 2014:
Long-lived assets held and used	$—	$—	$6,488	$6,488	$64,611

7.  Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of accumulated other comprehensive income (loss):

	October 31, 2015	January 31, 2015	November 1, 2014
	(In thousands)
Pension liability, net of tax	$1,035	$1,937	$1,751
Cumulative foreign currency translation adjustment	2,216	1,161	889
Total accumulated other comprehensive income	$3,251	$3,098	$2,640

The changes in components in accumulated other comprehensive income (loss) are as follows:

	39 weeks ended
	October 31, 2015
	Pension Liability	Foreign Currency Translation	Total
	(In thousands)
Beginning balance at February 1, 2015	$1,937	$1,161	$3,098
Other comprehensive income before reclassifications	—	1,055	1,055
Reclassified from accumulated other comprehensive income	(902)	—	(902)
Net current-period other comprehensive (loss) income	$(902)	$1,055	$153
Ending balance at October 31, 2015	$1,035	$2,216	$3,251

	39 weeks ended
	November 1, 2014
	Pension Liability	Foreign Currency Translation	Total
	(In thousands)
Beginning balance at February 2, 2014	$(2,007)	$824	$(1,183)
Other comprehensive income before reclassifications	—	65	65
Reclassified from accumulated other comprehensive loss	3,758	—	3,758
Net current-period other comprehensive income	$3,758	$65	$3,823
Ending balance at November 1, 2014	$1,751	$889	$2,640

Details related to the reclassifications out of accumulated comprehensive income for fiscal 2015 and 2014 are as follows:

	39 weeks ended
	October 31, 2015	November 1, 2014
	(In thousands)
Amortization of defined benefit plan items:
Net (loss) gain	$(948)	$3,633
Amortization of (gain) loss	(8)	69
Amortization of prior service cost	54	56
Total before tax	$(902)	$3,758
Net of tax	$(902)	$3,758

Stock Repurchase Program

We have the ability to repurchase our common stock under a stock repurchase program. The repurchase program may be modified or terminated by the Board of Directors at any time and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward. During the first thirty-nine weeks of fiscal 2015 and 2014, we did not repurchase shares of our common stock under our stock repurchase program. Under the program to date, we have repurchased 60.1 million shares of our common stock for $1.0 billion.  As of October 31, 2015, we have approximately $104.4 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

In addition to the above program, we withheld 0.1 million shares for minimum statutory withholding taxes of $0.4 million related to the vesting of stock awards during the first thirty-nine weeks of fiscal 2015 and 0.4 million shares for minimum statutory withholding taxes of $1.5 million during the first thirty-nine weeks of fiscal 2014.

8.  Loss Per Share

The following table sets forth the computations of basic and diluted loss per share:

	13 weeks ended		39 weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
	(In thousands, except per share data)
Net loss	$(26,363)	$(52,323)	$(115,290)	$(192,924)
Weighted average basic shares	79,607	79,015	79,484	78,775
Impact of dilutive securities	—	—	—	—
Weighted average diluted shares	79,607	79,015	79,484	78,775
Basic loss per share	$(0.33)	$(0.66)	$(1.45)	$(2.45)
Diluted loss per share	$(0.33)	$(0.66)	$(1.45)	$(2.45)

All options to purchase shares, in addition to restricted, performance shares and convertible preferred shares, were excluded from the computation of diluted loss per share because the effect would be anti-dilutive.

9.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	October 31, 2015	January 31, 2015	November 1, 2014
	(In thousands)
Accrued gift cards	$16,369	$22,164	$17,030
Accrued compensation and retirement benefit plan liabilities	8,605	26,467	22,014
Current portion of tenant allowances	229	12	14,057
Current portion of exit cost obligations	617	10,771	—
Other	43,006	51,146	46,218
Total accrued expenses and other current liabilities	$68,826	$110,560	$99,319

10.  Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	October 31, 2015	January 31, 2015	November 1, 2014
	(In thousands)
Deferred rent	$38,063	$38,407	$43,685
Deferred tenant allowance	18,945	25,262	29,515
Advance volume purchase discount	11,355	—	—
Non-current portion of exit cost obligations	1,203	6,277	—
Retirement benefit plan liabilities	5,066	5,060	5,841
Other	6,564	6,242	16,725
Total other non-current liabilities	$81,196	$81,248	$95,766

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

Availability under the Credit Facility is based on a borrowing base consisting of merchandise inventory, certain intellectual property and receivables. As of October 31, 2015, January 31, 2015 and November 1, 2014 we had no borrowings under the Credit Facility. Our remaining availability was $214.8 million as of October 31, 2015. In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of October 31, 2015, the outstanding letter of credit was immaterial and expires on June 30, 2016. We do not have any other stand-by or commercial letters of credit outstanding as of October 31, 2015 under the Credit Facility.

As of October 31, 2015, we are not aware of any instances of noncompliance with any financial covenants.  Management has no reason at this time to believe that the participating institutions will be unable to fulfill their obligations to provide financing in accordance with the terms of the Credit Facility in the event of our election to draw funds in the foreseeable future.

12.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	October 31, 2015	January 31, 2015	November 1, 2014
	(In thousands)
Supplemental Executive Retirement Plan (“SERP”)	$1,465	$7,531	$7,511
Other retirement plan liabilities	4,027	4,226	4,140
Total	$5,492	$11,757	$11,651
Less amount classified in accrued expenses related to SERP	—	6,044	5,810
Less amount classified in accrued expenses related to other retirement plan liabilities	426	653	—
Long-term retirement benefit plan liabilities	$5,066	$5,060	$5,841

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

Supplemental Executive Retirement Plan

We maintain a Supplemental Executive Retirement Plan, or "SERP". This plan is a non-qualified defined benefit plan for one remaining executive.  The plan is non-contributory and not funded and provides benefits based on years of service and compensation during employment.  Participants are fully vested upon entrance in the plan. Pension expense is determined using the projected unit credit cost method to estimate the total benefits ultimately payable to officers and this cost is allocated to service periods.  The actuarial assumptions used to calculate pension costs are reviewed annually. We expect to make contributions to the SERP when the remaining participant ceases employment with us. The amount of cash contributions we are required to make to the plan could increase or decrease depending on when the remaining employee makes a retirement election and other factors which are not in the control of the Company. Our expected cash contributions to the plan are equal to the expected benefit payments. The liabilities related to the SERP were $1.5 million as of October 31, 2015, $7.5 million as of January 31, 2015 and $7.5 million as of November 1, 2014. During March 2015, we paid Thomas P. Johnson, our former Chief Executive Officer, $6.0 million from our SERP. Accordingly, the SERP liability related to Mr. Johnson was classified as a current liability in our consolidated balance sheet as of January 31, 2015. In conjunction with the payment to Mr. Johnson, we recorded a benefit of $1.0 million in SG&A, with a corresponding amount recorded to relieve accumulated other comprehensive loss included in our stockholders' equity. This accounting treatment is in accordance with settlement accounting procedures under the provisions of ASC Topic 715, "Compensation - Retirement Benefits". This plan was not material to our unaudited condensed consolidated financial statements.

Other Retirement Plan Liabilities

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management. The plan is a non-qualified, non-contributory defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP. We record annual monetary credits to each participant's account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant's account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants' accounts will be fully vested upon retirement after completing five years of service and attaining age 55. The liabilities related to this plan were $4.0 million as of October 31, 2015, $4.2 million as of January 31, 2015 and $4.0 million as of November 1, 2014. Compensation expense related to this plan was not material to our unaudited condensed consolidated financial statements for any period presented.

We maintain a postretirement benefit plan for certain executives that provides retiree medical and dental benefits. The plan is an "other post-employment benefit plan", or "OPEB", and is not funded. Pension expense and the liability related to this plan were not material to our unaudited condensed consolidated financial statements for any period presented.

13.  Stock-Based Compensation

Under the provisions of Financial Accounting Standards Board ("FASB") ASC Topic 718, “Compensation - Stock Compensation” (“ASC 718”), all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the statement of operations.

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

The following table summarizes restricted stock units outstanding as of October 31, 2015:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 1, 2015	398	$4.60
Granted	795	3.14
Vested	(272)	2.96
Cancelled	(113)	3.16
Outstanding as of October 31, 2015	808	$3.91

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted stock unit activity was $0.3 million for the third quarter of 2015 and $0.2 million for the third quarter of 2014.  Compensation expense related to restricted stock unit activity was $1.1 million for the first thirty-nine weeks of fiscal 2015 and $1.9 million for the first thirty-nine weeks of fiscal 2014. As of October 31, 2015, there was $1.4 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over the weighted average period of 1.7 years.  No restricted stock units vested during the third quarter of 2015. The total fair value of restricted stock units vested was $0.8 million during the first thirty-nine weeks of fiscal 2015 and $9.8 million during the first thirty-nine weeks of fiscal 2014. The total fair value of shares vested was $1.5 million during the third quarter of 2014.

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

The following table summarizes cash-settled restricted stock units outstanding as of October 31, 2015:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 1, 2015	747	$2.44
Granted	—	—
Vested	(46)	3.63
Cancelled	(133)	1.79
Outstanding as of October 31, 2015	568	$0.62

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was a benefit of $0.3 million for the third quarter of 2015 and an expense of $0.4 million for the third quarter of 2014. Compensation expense related to restricted shares activity was a benefit of $0.2 million for the first thirty-nine weeks of fiscal 2015 and an expense of $1.1 million for the first thirty-nine weeks of fiscal 2014. As of October 31, 2015, there was $0.2 million of unrecognized compensation cost related to cash-settled restricted stock units that is expected to be recognized over the weighted average period of 1.4 years.

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

The following table summarizes non-vested shares of stock outstanding as of October 31, 2015:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 1, 2015	1,451	$11.61
Granted	446	2.88
Vested	(286)	5.58
Cancelled	(222)	10.51
Outstanding as of October 31, 2015	1,389	$10.23

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was $1.2 million for the third quarter of 2015 and $2.0 million for the third quarter of 2014.  Compensation expense related to restricted shares activity was $3.2 million for the first thirty-nine weeks of fiscal 2015 and $5.7 million for the first thirty-nine weeks of fiscal 2014. As of October 31, 2015, there was $1.3 million of unrecognized compensation expense related to restricted share awards that is expected to be recognized over the weighted average period of less than one year.  The total fair value of shares vested was $0.0 million during the third quarter of 2015 and $1.5 million during the third quarter of 2014. The total fair value of shares vested was $1.6 million during the first thirty-nine weeks of fiscal 2015 and $9.8 million during the first thirty-nine weeks of fiscal 2014.

In connection with the GoJane acquisition, we granted restricted shares to the two individual former stockholders of GoJane, with compensation expense recognized over the three year cliff vesting period. If the aggregate dollar value of the restricted shares on the vesting date is less than $8.0 million, then we shall pay to the two individual former stockholders an amount in cash equal to the difference between $8.0 million and the fair market value of the restricted shares on the vesting date. For the third quarter of 2015, we recorded additional compensation expense of $1.1 million and have a corresponding liability of $7.5 million based on the Company's stock price as of October 31, 2015. For the first thirty-nine weeks of fiscal 2015, we recorded additional compensation expense of $2.7 million. For the third quarter of 2014, we recorded additional compensation expense of $0.6 million and had a corresponding liability of $4.0 million based on the Company's stock price as of November 1, 2014. For the first thirty-nine weeks of fiscal 2014, we recorded additional compensation expense of $2.6 million.

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

The following table summarizes performance shares of stock outstanding as of October 31, 2015:

	Performance-based		Market-based
	Performance Shares		Performance Shares
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding as of February 1, 2015	—	$—	489	$10.25
Granted	820	4.44	—	—
Vested	—	—	—	—
Cancelled	(542)	5.01	(188)	10.06
Outstanding as of October 31, 2015	278	$3.34	301	$10.37

Total compensation expense is being amortized over the vesting period. During the third quarter of 2015, we recorded no compensation expense related to the market-based performance shares which we granted, and recorded a benefit $1.5 million related to market-based performance shares for the third quarter of 2014. Compensation expense related to the market-based performance shares which we granted was expense of $0.1 million for the first thirty-nine weeks of fiscal 2015 and an expense of $0.2 million for the first thirty-nine weeks of fiscal 2014. Compensation expense related to performance-based shares during the third quarter of 2015 was a benefit of $0.2 million and an expense of $0.2 million for the first thirty-nine weeks of fiscal 2015 based on our determination of the likelihood of achieving the performance conditions associated with the respective shares. No compensation expense related to performance-based shares was recognized during the first thirty-nine weeks of fiscal 2014.

The following table summarizes unrecognized compensation cost and the weighted-average years expected to be recognized related to performance share awards outstanding as of October 31, 2015:

	Performance-based	Market-based
	Performance Shares	Performance Shares
Total unrecognized compensation (in thousands)	$744	$766
Weighted-average years expected to recognize compensation cost (years)	2	1

Cash-Settled Stock Appreciation Rights ("CSARs")

In conjunction with the execution of the employment agreement with Mr. Johnson, our former CEO, on May 3, 2013, we granted him an award of CSARs, with an award date value of $5.6 million. The number of CSARs granted was determined in accordance with the agreement by dividing $5.6 million by the Black Scholes value of the closing price of a share of the Company's common stock on the award date. For the first thirty-nine weeks of fiscal 2015, we did not record an expense or benefit related to this incentive award. For the third quarter of 2014, we recorded less than $0.1 million of benefit related to this incentive award and $0.3 million of benefit during the first thirty-nine weeks of fiscal 2014. As of October 31, 2015, there was no unrecognized compensation cost related to CSARs.  As a result of the departure of Mr. Johnson after the end of the second quarter of 2014, 2/3 of these CSARs were forfeited. The remaining vested shares expired on August 29, 2015.

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

We have recorded a liability for this award that was immaterial to the unaudited condensed financial statements as of October 31, 2015.

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

For the first thirty-nine weeks of fiscal 2015, the weighted average assumptions used in our Black-Scholes option pricing model were expected volatility of 61.4%, expected term of 4.70 years, a risk-free interest rate of 1.40%, and an expected forfeiture rate of 0%.

The following table summarizes stock option transactions for common stock during the third quarter of 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of February 1, 2015	2,247	$4.62
Granted	1,510	3.16
Exercised	—	—
Cancelled[1]	(194)	16.70
Outstanding as of October 31, 2015	3,563	$3.35	6.03	$—
Options vested as of October 31, 2015 and expected to vest	3,563	$3.35	6.03	$—
Exercisable as of October 31, 2015	1,202	$3.60	5.94	$—

1 The number of options cancelled includes approximately 193,700 expired shares.

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

We recognized $0.5 million in compensation expense related to stock options during the third quarter of 2015 and $0.2 million during the third quarter of 2014.   We recognized $1.7 million in compensation expense related to stock options during the first thirty-nine weeks of fiscal 2015 and $0.2 million during the first thirty-nine weeks of fiscal 2014.

The following table summarizes information regarding non-vested outstanding stock options as of October 31, 2015:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of February 1, 2015	2,035	$1.52
Granted	1,510	1.62
Vested	(1,177)	1.57
Canceled	(10)	1.47
Non-vested as of October 31, 2015	2,358	$1.56

As of October 31, 2015, there was $3.3 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining weighted-average vesting period of 1.8 years.

14.  Commitments and Contingent Liabilities

Legal Proceedings - During February 2014, we settled litigations related to California wage and hour matters. We made settlement payments of $3.6 million in fiscal 2014 and $0.6 million during the first thirty-nine weeks of fiscal 2015. In addition, we have remaining liabilities of $0.2 million as of October 31, 2015 related to these settlements.

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

In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of October 31, 2015, the outstanding letter of credit was immaterial and expires on June 30, 2016. We do not have any other stand-by or commercial letters of credit as of October 31, 2015.

We have a product license agreement that obligates us to pay the licensor at least the guaranteed minimum royalty amount based on sales of their products.

We have not issued any third party guarantees or commercial commitments as of October 31, 2015.

Executive Severance Plan - We have a Change of Control Severance Plan (“the Plan”), which entitles certain executive level employees to receive certain payments upon a termination of employment after a change of control (as defined in the Plan) of the Company. The adoption of the Plan did not have any impact on the unaudited condensed consolidated financial statements for any periods presented.

15.  Income Taxes

We review the annual effective tax rate on a quarterly basis and make necessary changes if information or events merit.  The estimated annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates.  The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for deferred tax assets; changes to actual or forecasted permanent book to tax differences (non-deductible expenses); impacts from future tax settlements with state, federal or foreign tax authorities (such changes would be recorded discretely in the quarter in which they occur), or impacts from tax law changes.  To the extent such changes impact our deferred tax assets or liabilities, these changes would generally be recorded discretely in the quarter in which they occur. During the third quarter of 2015, we recorded an unfavorable tax provision related to expected utilization of our estimated net operating losses.

Uncertain tax positions, inclusive of interest and penalties were $7.6 million as of October 31, 2015, $7.2 million at January 31, 2015, and $8.2 million at November 1, 2014.  Of these amounts, $5.3 million was recorded as a direct reduction of the related deferred tax assets as of October 31, 2015 and January 31, 2015 and $6.2 million was recorded as of November 1, 2014. Reversal of uncertain tax positions, net of related deferred tax assets, would favorably impact our effective tax rate. These uncertain tax positions are subject to change based on future events, the timing of which is uncertain, however the Company does not anticipate that the balance of such uncertain tax positions will significantly change during the next twelve months.

We file income tax returns in the U.S. and in various states, Canada and Puerto Rico. All tax returns remain open for examination generally for our 2011 through 2014 tax years by various taxing authorities. However, certain states may keep their statute of limitations open for six to ten years. Our U.S. federal filings for the years 2010 to 2014 are currently under examination by the Internal Revenue Service.

16.  Segment Information

FASB ASC Topic 280, “Segment Reporting” (“ASC 280”), establishes standards for reporting information about a company’s operating segments. We have two reportable segments: a) retail stores and e-commerce; and b) international licensing. Our reportable segments were identified based on how our business is managed and evaluated. The reportable segments represent the Company’s activities for which discrete financial information is available and which is utilized on a regular basis by our chief operating decision maker (“CODM”), our Chief Executive Officer, to evaluate performance and allocate resources. The retail stores and e-commerce segment includes the aggregation of the Aéropostale U.S., Aéropostale Canada, P.S. from Aéropostale and GoJane operating segments. In identifying our reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The accounting policies of the Company’s reportable segments are consistent with those described in Note 1 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. All intercompany transactions are eliminated in consolidation. We do not rely on any customer as a major source of revenue.

The following tables provide summary financial data for each of our reportable segments (in thousands):

	13 weeks ended		39 weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales:
Retail stores and e-commerce net sales	$356,192	$442,906	$983,775	$1,219,668
International licensing revenue	7,133	9,983	25,054	25,234
Total net sales	$363,325	$452,889	$1,008,829	$1,244,902

	13 weeks ended		39 weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
(Loss) income from operations:
Retail stores and e-commerce [1]	$(27,330)	$(43,839)	$(120,920)	$(140,191)
International licensing	6,028	9,253	21,798	23,048
Other [2]	(1,768)	(19,499)	(1,835)	(82,030)
Total loss from operations	$(23,070)	$(54,085)	$(100,957)	$(199,173)

1 Such amounts include all corporate overhead and shared service function costs and we have not allocated a portion of these costs to international licensing in this presentation.

2 Other items for all periods presented above, which are all related to the retail stores and e-commerce segment, included store closing costs, restructuring charges (See Note 5), store asset impairment charges and other income (charges) that are not included in the segment income (loss) from operations reviewed by the CODM.

Depreciation expense and capital expenditures have not been separately disclosed as the amounts primarily relate to the retail stores and e-commerce segment. Such amounts are not material for the international licensing segment.

	October 31, 2015	January 31, 2015	November 1, 2014
Total assets:
Retail stores and e-commerce	$426,235	$496,220	$567,032
International licensing	8,259	15,969	11,292
Total assets	$434,494	$512,189	$578,324

17.  Related Parties

During May 2014, we entered into a strategic sourcing relationship with an affiliate of Sycamore Partners, which included $150.0 million in secured credit facilities (see Note 4 for a further discussion). As of May 23, 2014 and September 30, 2015, Lemur LLC, an affiliate of Sycamore Partners owned approximately 8% of our outstanding common stock. Sycamore Partners and its affiliates are considered related parties due to the agreements described above combined with their ownership interest in us. In addition to the related party transactions presented on the Consolidated Statement of Operations during the third quarter of 2015 and the first thirty-nine weeks of fiscal 2015, we had the following transactions with these related parties during that period:

•
Merchandise purchased from an affiliate of Sycamore Partners was $25.4 million during the third quarter of 2015 and $53.7 million during the first thirty-nine weeks of fiscal 2015, of which $23.6 million was included in our merchandise inventories as of October 31, 2015,

•Accounts payable of $17.3 million to an affiliate of Sycamore Partners as of October 31, 2015, and

•Payments of $40.7 million to an affiliate of Sycamore Partners during the first thirty-nine weeks of fiscal 2015.

Additionally, Scopia Capital Management, LLC owned approximately 12.4% of our common stock as of September 30, 2015, and is considered a related party due to their ownership interest in us. We did not have any transactions with this related party during the third quarter of 2015 or the first thirty-nine weeks of fiscal 2015.

18.  Recent Accounting Developments

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory, Simplifying the Measurement of Inventory ("ASU 2015-11") which requires an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of ASU 2015-11 is not expected to have a material effect on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Customers' Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-05"). ASU 2015-05 will help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance as to whether an arrangement includes the sale or license of software. ASU 2015-05 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU 2015-05 is not expected to have a material effect on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-04, Compensation—Retirement Benefits (Topic 715) ("ASU 2015-04"). This update provides a practical expedient for employers with fiscal year-ends that do not fall on a month-end by permitting those employers to measure defined benefit plan assets and obligations as of the month-end that is closest to the entity's fiscal year-end. ASU 2015-04 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-04 is not expected to have a material effect on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct reduction from the carrying amount of debt liability, consistent with debt discounts or premiums. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-03 is not expected to have a material effect on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). Under ASU 2014-15, management is required to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about [the] entity’s ability to continue as a going concern.” The new standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 is effective for us on February 5, 2018. Management is still assessing the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results.  Forward-looking statements are generally written in the future tense and/or are preceded by words such as “will”, “may”, “could”, “expect”, “believe”, “anticipate”, “intend”, “estimate”, “seek” or other similar words. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements.  The factors that could cause actual results to materially differ from those projected in the forward-looking statements include changes in the competitive marketplace, including the introduction of new products or pricing changes by our competitors; changes in the economy and other events leading to a reduction in discretionary consumer spending; seasonality; risks associated with changes in social, political, economic and other conditions and the possible adverse impact of changes in currency exchange rates and import restrictions; risks associated with the Company's debt arrangements; risks associated with uncertainty relating to the Company's ability to implement its strategies and risks associated with the Company’s ability to implement and realize the anticipated benefits of the Company’s strategic initiatives and cost reduction program and risks associated with Company’s ability to regain compliance with the NYSE minimum trading price and average global market capitalization listing standards. The following discussion as well as any evaluation of our business and future prospects should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and the Risk Factors in Part 1, Item 1A thereof, as well as other reports filed with the SEC. All forward-looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made.

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

Overview

The teen retail environment remains highly competitive and promotional, and mall traffic continues to remain challenging. We believe that fast-fashion retailers have absorbed some market share from more traditional teen retailers.  Additionally, we believe that over the last few years, our customers have shifted demand away from logo-based product.  We also think that apparel retailers are competing with technology products, like smart phones and apps, for our core teen customer’s discretionary spending.  These factors have contributed to our unfavorable financial results.  Therefore, we are focused on executing our key merchandising, operational and financial initiatives to improve our performance. Merchandising and operational initiatives that we are implementing include the following:

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

•
We continue to focus on the growth of our international licensing business. We recently announced new licensing agreements to bring Aéropostale stores to Thailand, Egypt and Indonesia, and our licensees recently opened stores in India and the Republic of Ireland.

We continue to make progress in achieving our key financial strategies of maintaining appropriate levels of liquidity, continuing the evaluation of our real estate portfolio and managing our capital spending prudently. With regard to liquidity, we amended our Credit Facility (as defined below) in August 2015, to increase borrowing availability and extend the maturity date, among other things (see Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements). Additionally, during May 2014, we entered into a strategic sourcing relationship with an affiliate of Sycamore Partners, which included $150.0 million in secured credit facilities (see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements). On February 2, 2015, we revised and renewed a master sourcing agreement (“Supplier Agreement”) with one of our suppliers. Under the ten-year agreement, we received an advance volume purchase discount equivalent to approximately $1.75 million per annum throughout the life of the Supplier Agreement as commitment of meeting certain minimum thresholds. Should we fail to meet the annual purchase minimum thresholds we would be required to make certain agreed upon shortfall payments, or if we exceed certain minimum purchase thresholds, we would have an opportunity to receive additional advance volume purchase discounts (see Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements).

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

In an ongoing effort to right size our store base and optimize our real estate portfolio, we closed 122 under-performing Aéropostale stores in the United States and Canada during fiscal 2014. We estimate that these closures are generating annual savings of approximately $10.0 million. During the first thirty-nine weeks of fiscal 2015, we closed a total of 36 Aéropostale stores. During the balance of 2015, we are considering potentially closing an additional 10 to 15 Aéropostale stores, which would bring total closures to a range of approximately 215 to 220 Aéropostale stores since 2013.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		39 weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	20.5%	15.2%	19.0%	16.2%
Selling, general and administrative expenses	26.8%	26.8%	29.6%	29.1%
Restructuring charge (benefit)	—%	0.3%	(0.6)%	3.1%
Loss from operations	(6.3)%	(11.9)%	(10.0)%	(16.0)%
Interest expense	1.0%	0.7%	1.0%	0.5%
Loss before income taxes	(7.3)%	(12.6)%	(11.0)%	(16.5)%
Income tax (benefit) expense	—%	(1.0)%	0.4%	(1.0)%
Net loss	(7.3)%	(11.6)%	(11.4)%	(15.5)%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table. Comparable changes for the 13-weeks ended October 31, 2015 are compared to the 13-weeks ended November 1, 2014, and comparable changes for the 39-weeks ended October 31, 2015 are compared to the 39-weeks ended November 1, 2014.

	13 weeks ended		39 weeks ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales (in millions)	$363.3	$452.9	$1,008.8	$1,244.9
Retail stores and e-commerce net sales	$356.2	$442.9	983.8	1,219.7
International licensing revenue	$7.1	$10.0	25.1	25.2
Total store count at end of period	824	1,052	824	1,052
Comparable store count at end of period	807	1,010	807	1,010
Net sales change	(20)%	(12)%	(19)%	(12)%
Comparable sales change (including the e-commerce channel)	(10)%	(11)%	(9)%	(12)%
Comparable average unit retail change (including the e-commerce channel)	3%	3%	(2)%	4%
Comparable units per sales transaction change (including the e-commerce channel)	(5)%	(4)%	(3)%	(5)%
Comparable sales transaction change (including the e-commerce channel)	(7)%	(11)%	(5)%	(11)%
Net sales per average square foot	$101	$100	$273	$274
Gross profit (in millions)	$74.6	68.9	$192.0	$201.9
Loss from operations (in millions)	$(23.1)	$(54.1)	$(101.0)	$(199.2)
Retail stores and e-commerce loss from operations	$(27.3)	$(43.8)	$(121.0)	$(140.2)
International licensing income from operations	$6.0	$9.3	$21.8	$23.0
Other [1]	$(1.8)	$(19.5)	$(1.8)	$(82.0)
Diluted loss per share	$(0.33)	$(0.66)	$(1.45)	$(2.45)
Average square footage change	(20)%	(4)%	(20)%	(2)%
Change in total inventory	(3)%	(20)%	(3)%	(20)%
Change in store inventory per retail square foot	23%	(16)%	23%	(16)%
Percentages of net sales by category:
Young Women’s	66%	65%	66%	65%
Young Men’s	34%	35%	34%	35%

1 Other items include income (charges) that are not included in the segment income (loss) from operations reviewed by the Company’s chief operating decision maker, our Chief Executive Officer. See Note 16 to the Notes to the Unaudited Condensed Consolidated Financial Statements for a further discussion.

Comparison of the 13 weeks ended October 31, 2015 to the 13 weeks ended November 1, 2014

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

Net sales decreased by $89.6 million, or 20%, for the third quarter of 2015. This was due to declines in average square footage of 20% resulting from store closures and a comparable sales decrease of 10% when compared to the same period last year. The net sales decrease reflects:

•	a decrease of $36.4 million in comparable sales (including the e-commerce channel)

•	a decrease of $50.3 million in non-comparable sales

•	a decrease of $2.9 million in international licensing revenue

Consolidated comparable sales, including the e-commerce channel, decreased by 11% in our young men's category and 8% in our young women's category. The overall comparable sales, including the e-commerce channel, reflected a 3% increase in average unit retail and decreases of 7% in the number of sales transactions and a 5% in units per sales transaction.

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

Gross profit increased by $5.7 million for the third quarter of 2015 compared to the same period last year. The increase was primarily due to a reduction in asset impairment charges, which was partially offset by the impact of the decrease in net sales. We recorded asset impairment charges of $2.7 million during the third quarter of 2015 and $12.5 million during the third quarter of 2014.

As a percentage of net sales, gross profit increased by 5.3 percentage points. Gross profit for the third quarter of 2015 included 3.6 percentage points of improved merchandise margin and 2.1 percentage points of lower asset impairment charges, and were partially offset by the deleverage impact in distribution and buying expenses.

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

SG&A decreased by $23.5 million, or by 19%, for the third quarter of 2015 compared to the third quarter of 2014. The decrease was due to $9.8 million of lower store expenses, mainly payroll, resulting from store closings and cost savings initiatives, $6.8 million of lower corporate expenses, $4.8 million of lower e-commerce and store transaction expenses, and $2.1 million in lower consulting and other costs.

As a percentage of net sales, SG&A was 26.8% for both the third quarter of 2015 and the same period last year.

Restructuring Charges

Restructuring charges related to the cost reduction program discussed above were a benefit of $0.1 million for the third quarter of 2015 compared to expense of $1.7 million for the third quarter of 2014. The restructuring charges during the third quarter of 2014 included P.S. from Aéropostale stores severance of $1.2 million and other exit costs of $0.5 million.

Loss from Operations

As a result of the above, consolidated loss from operations was $23.1 million for the third quarter of 2015, compared to $54.1 million for the third quarter of 2014. The consolidated loss from operations included income from our international licensing segment of $6.0 million for the third quarter of 2015 compared to $9.3 million for the prior period.

Income taxes

We recorded no tax expense for the third quarter of 2015 and had a benefit rate of 8.4% for the third quarter of 2014. Please see the comparison of the first thirty-nine weeks of fiscal 2015 to the first thirty-nine weeks of fiscal 2014 for a further discussion about the effective tax rates.

Net loss

As a result of the above, net loss was $26.4 million, or $0.33 per diluted share, for the third quarter of 2015, compared to net loss of $52.3 million, or $0.66 per diluted share, for the third quarter of 2014.

Comparison of the 39 weeks ended October 31, 2015 to the 39 weeks ended November 1, 2014

Net Sales

Net sales decreased by $236.1 million, or 19%, for the first thirty-nine weeks of fiscal 2015. This was due to declines in average square footage of 20% resulting from store closures and a comparable sales decrease of 9% when compared to the same period last year. The net sales decrease reflects:

•	a decrease of $99.2 million in comparable sales (including the e-commerce channel)

•	a decrease of $136.8 million in non-comparable sales

•	a decrease of $0.1 million in international licensing revenue

Consolidated comparable sales, including the e-commerce channel, decreased by 13% in our young men's category and 8% in our young women's category. The overall comparable sales, including the e-commerce channel, reflected decreases of 5% in the number of sales transactions, 2% in average unit retail and 3% in units per sales transaction.

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

Gross profit decreased by $9.9 million for the first thirty-nine weeks of fiscal 2015 compared to the same period last year. The decrease was primarily due to the impact of the decrease in net sales, net of a reduction in asset impairment charges. We recorded asset impairment charges of $2.8 million during the first thirty-nine weeks of 2015 versus $34.1 million during the first thirty-nine weeks of 2014. See the restructuring charges discussion below for additional asset impairment charges recorded during the first quarter of 2014.

As a percentage of net sales, gross profit increased by 2.8 percentage points. The increase in gross profit for the first thirty-nine weeks of 2015 was driven by 2.5 percentage points of lower asset impairment charges. Additionally, merchandise margin increased by 1.2 percentage points and was partially offset by the deleverage impact in distribution and buying expenses.

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

SG&A decreased by $62.8 million, or by 17%, for the first thirty-nine weeks of fiscal 2015 compared to the first thirty-nine weeks of fiscal 2014. The decrease was due to $31.8 million of lower store-line expenses, mainly payroll, resulting from store closings and cost savings initiatives, lower corporate expenses of $16.7 million, lower transaction expenses of $7.3 million primarily due to decreased sales, lower marketing expenses of $3.2 million, and $3.8 million in lower consulting and other costs.

As a percentage of net sales, SG&A was 29.6% for the first thirty-nine weeks of fiscal 2015 compared to 29.1% for the same period last year. A decrease in corporate expenses, as a percentage of sales, was partially offset by the deleverage impact of marketing and store related expenses.

Restructuring Charges

Restructuring charges related to the cost reduction program discussed above included a benefit of $6.1 million for the first thirty-nine weeks of fiscal 2015 compared to expense of $39.2 million the first thirty-nine weeks of fiscal 2014. The restructuring benefit for the first thirty-nine weeks of fiscal 2015 is due to reversals of exit cost obligation liabilities resulting from subsequent lease terminations. The restructuring charges for the first thirty-nine weeks of fiscal 2014 included P.S. from Aéropostale store impairment charges of $30.5 million, other exit costs of $3.8 million, severance charges of $3.7 million and lease costs of $1.2 million.

Loss from Operations

As a result of the above, consolidated loss from operations was $101.0 million for the first thirty-nine weeks of fiscal 2015, compared to $199.2 million for the first thirty-nine weeks of fiscal 2014. The consolidated loss from operations included income from operations from our international licensing segment of $21.8 million for the first thirty-nine weeks of fiscal 2015 compared with $23.0 million for the first thirty-nine weeks of fiscal 2014.

Income taxes

We recorded tax expense at a rate of 4.4% for the first thirty-nine weeks of fiscal 2015 versus a tax benefit rate of 5.9% for the first thirty-nine weeks of fiscal 2014. The tax rates for both periods were unfavorably impacted by the establishment of valuation allowances against deferred tax assets, and included foreign and state tax expense and adjustments of estimated to actual liabilities. The tax benefit recorded for the first thirty-nine weeks of fiscal 2014 included benefits for tax refunds from NOL and tax credit carry backs. We expect that the tax rate for the balance of fiscal 2015 will continue to be unfavorably impacted by these items.

Net loss

Net loss was $115.3 million, or $1.45 per diluted share, for the first thirty-nine weeks of fiscal 2015, compared to net loss of $192.9 million, or $2.45 per diluted share, for the first thirty-nine weeks of fiscal 2014.

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

Declining mall traffic, a highly promotional and competitive teen retail environment and a shift in customer demand away from logo-based product have contributed to unfavorable financial performance.  We have incurred declining comparable sales and net losses from operations. This has led to cash outflows from operations of $55.7 million in fiscal 2014 and $38.4 million in fiscal 2013. We recently took the following steps to enhance our liquidity position:

•
In August 2015, we amended our Credit Facility to increase borrowing availability and extend the maturity date, among other things (see Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements).

•
In February 2015, we received an advance volume purchase discount of $17.5 million from a supplier (see Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion).

•	In May 2014, we received net proceeds of $137.6 million from the $150.0 million debt facilities with affiliates of
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

•
In April 2014, and as discussed above, following a strategic review and assessment of changing consumer patterns, management and the Board of Directors approved a comprehensive plan to restructure the P.S. from Aéropostale business and to reduce costs. As of January 31, 2015, we closed 126 P.S. from Aéropostale stores, primarily in mall locations (see

Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements). We estimate that these and other savings initiatives are generating approximately $40.0 million in annualized pre-tax savings.

•
Separate and apart from the above mentioned restructuring program, as discussed above, we also closed 122 under-performing Aéropostale stores in the United States and Canada during fiscal 2014 and closed additional stores during 2015. We estimate that these closures are generating annual savings of approximately $10.0 million (see Note 5 to the Notes to Unaudited Condensed Consolidated Financial Statements).

•
During fiscal 2014, we reduced our capital expenditures to $23.8 million from $84.1 million in fiscal 2013, and expect to further reduce capital expenditures to approximately $16.0 million during fiscal 2015.

•	We have focused on strategic initiatives to improve our financial performance as discussed above under the Overview section of Item 2.

At October 31, 2015, we had working capital of $65.0 million, including cash and cash equivalents of $41.8 million, and our revolving credit facility had availability of $214.8 million with no borrowings outstanding. Our cash on hand and availability under the revolving credit facility exceeded the $70.0 million minimum availability covenant under the Loan Agreement with affiliates of Sycamore Partners by $186.6 million. We believe that cash on hand and availability under our revolving credit facility will be sufficient to fund operations and cash flow requirements for the next twelve months. However, there can be no assurance that we will be able to achieve our strategic initiatives or obtain additional funding on favorable terms in the future which could have a significant adverse effect on our operations. Our ability to fund operations and capital expenditures in the future will be dependent on our ability to generate cash from operations, maintain or improve margins, decrease significantly the rate of decline in comparable sales and to borrow funds available under our revolving credit facility. Our ability to borrow funds is dependent in part on our ability to meet all covenants, including a financial covenant in our loan agreement with affiliates of Sycamore Partners which requires minimum liquidity coverage of $70.0 million of cash and availability under the revolving credit facility. Accordingly, if we do not generate sufficient cash flow from operations to fund our working capital needs and planned capital expenditures, and our cash reserves are depleted, and our revolving credit facility is fully drawn, we may need to take various further actions, such as down-sizing and/or eliminating certain operations, which could include exit costs, or reducing or delaying capital expenditures, strategic investments or other actions.

The following table sets forth our cash flows for the period indicated:

	39 weeks ended
	October 31, 2015	November 1, 2014
	(In thousands)
Net cash used in operating activities	$(94,237)	$(101,553)
Net cash used in investing activities	(13,927)	(23,337)
Net cash (used in) provided by financing activities	(1,458)	127,799
Effect of exchange rate changes	(300)	(228)
Net (decrease) increase in cash and cash equivalents	$(109,922)	$2,681

Operating activities - Net cash used in operating activities decreased by $7.3 million for the first thirty-nine weeks of fiscal 2015 compared to the same period in 2014. Net cash used in operations for the first quarter of 2015 included the previously discussed advance volume purchase discount. Cash used for accrued expenses and other liabilities increased primarily due to the payment of store closing costs. These cash outflows were partially offset by a $7.7 million decrease in net loss adjusted for impairment charges and other non-cash items. Additionally, cash flows from accounts payable, net of inventory, increased due to the timing of merchandise receipts.

Investing activities - Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores and investments in information technology. Net cash used in investing activities decreased by $9.4 million for the first thirty-nine weeks of fiscal 2015 compared to the same period in 2014 primarily due to lower capital expenditures. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and other strategic investments. During fiscal 2015, we plan to invest a total of approximately $16.0 million in capital expenditures. During the first thirty-nine weeks of fiscal 2015, we invested $13.9 million, which excludes accruals related to purchases of property and equipment. During the first thirty-nine weeks of fiscal 2015, we opened one Aéropostale store and remodeled 27 Aéropostale stores. We plan to invest approximately $14 million in capital expenditures during fiscal 2016.

During the first thirty-nine weeks of fiscal 2014, we invested $21.1 million in capital expenditures, primarily to open seven Aéropostale stores, one combination store, remodel 13 Aéropostale stores and for a number of information technology investments.

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

Please see Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion.

Contractual Obligations

The following table summarizes our contractual obligations as of October 31, 2015:

		Payments Due
	Total	Balance of 2015	In 2016 and 2017	In 2018 and 2019	After 2019
	(In thousands)
Contractual Obligations
Real estate operating leases	$637,976	$32,862	$221,125	$159,406	$224,583
Sycamore Tranche A Loan principal	100,000	—	—	100,000	—
Sycamore Tranche B Loan principal [1]	50,000	—	10,000	10,000	30,000
Sycamore Tranche A Loan interest	36,444	2,500	20,000	13,944	—
Employment agreement [2]	2,625	375	2,250	—	—
Equipment operating leases	6,575	937	4,459	1,179	—
Total contractual obligations	$833,620	$36,674	$257,834	$284,529	$254,583

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

2 In August 2014 we entered into an Employment Agreement with Mr. Geiger pursuant to which he will serve as our Chief Executive Officer. The Employment Agreement has a three-year term at a base salary of $1.5 million per annum and is included in the above table.

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

As discussed in Note 12 to the Notes to Unaudited Condensed Consolidated Financial Statements, we have a SERP liability of $1.5 million and other retirement plan liabilities of $4.0 million at October 31, 2015.  Such liability amounts are not reflected in the table above.

Our total liabilities for unrecognized tax benefits were $7.6 million at October 31, 2015. Of this amount, $5.3 million was recorded as a direct reduction of the related deferred tax assets.  We cannot make a reasonable estimate of the amount and timing of related future payments for these non-current liabilities. Therefore these liabilities were not included in the above table.

In 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of October 31, 2015, the outstanding letter of credit was immaterial and expires on June 30, 2016. We do not have any other stand-by or commercial letters of credit as of October 31, 2015.

The above table also does not include contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of conditional bonuses that may be paid is minimal during the remainder of fiscal 2015 and $0.5 million during fiscal 2016 and $0.3 million during fiscal 2017.

The above table does not reflect contingent purchase consideration related to the fiscal 2012 acquisition of GoJane that is discussed in Note 6 to the Notes to Unaudited Condensed Consolidated Financial Statements. The purchase price includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business during the five year period beginning on the acquisition date. The fair value of the contingent payments as of October 31, 2015 was estimated to be $1.5 million based on expected probability of payment and we have recorded such liability on a discounted basis. In addition, we granted restricted shares to the two individual former stockholders of GoJane, with compensation expense recognized over the three year cliff vesting period. If the aggregate dollar value of the restricted shares on the vesting date is less than $8.0 million, then we shall pay to the two individual former stockholders an amount in cash equal to the difference between $8.0 million and the fair market value of the restricted shares on the vesting date. For the third quarter of 2015, we recorded additional compensation expense of $1.1 million and have a corresponding liability of $7.5 million based on the Company's stock price as of October 31, 2015.

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

We have not issued any third party guarantees or commercial commitments as of October 31, 2015.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, and an immaterial outstanding letter of credit, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the unaudited condensed consolidated financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of October 31, 2015, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

As of October 31, 2015, there have been no material changes to any of the critical accounting policies as disclosed in our Annual
Report on Form 10-K for the fiscal year ended January 31, 2015.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain our cash equivalents in financial instruments, primarily money market funds, with original maturities of three months or less.

As of October 31, 2015, we had no outstanding borrowings under our Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of October 31, 2015, the outstanding letter of credit was immaterial and expires on June 30, 2016. We have not issued any other stand-by or commercial letters of credit as of October 31, 2015 under the Credit Facility. To the extent that we may borrow pursuant to the Credit Facility in the future, we may be exposed to market risk from interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency, are reflected in the equity section of our unaudited condensed consolidated balance sheet in accumulated other comprehensive income (loss). The unrealized gain of approximately $2.2 million is included in accumulated other comprehensive loss as of October 31, 2015. A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $2.2 million, which would be recorded in other comprehensive income (loss) as an unrealized gain or loss.

We also face transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars.  These foreign currency transaction gains and losses are charged or credited to earnings as incurred. We do not hedge our exposure to this currency exchange fluctuation and transaction gains and losses to date have not been significant. Additionally, our international licensees also may be exposed to foreign currency transaction gains and losses.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our third quarter ended October 31, 2015, our disclosure controls and procedures are effective.

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

Our ability to regain compliance with the NYSE minimum trading price and average global market capitalization listing standards.
On September 29, 2015, we were notified by the NYSE that the average closing price of our common stock over a period of 30 consecutive trading days had fallen below $1.00 per share, which is the minimum price required by the NYSE. In accordance with the NYSE listing rules, we have notified the NYSE of our intention to cure this deficiency and regain compliance. We are considering all available alternatives, including but not limited to, a reverse stock split.

On October 30, 2015, we were notified by the NYSE that, as of October 28, 2015, the average global market capitalization over a period of 30 consecutive days was less than $50 million and, at the same time, stockholders’ equity was less than $50 million, which is below the market capitalization standards required by the NYSE. We have notified the NYSE of our intention to submit a plan to the NYSE to cure the deficiency and regain compliance.

Our common stock will continue to be listed and traded on the NYSE, subject to the Company’s compliance with other NYSE listing standards. Although we are exploring alternatives to cure these deficiencies and return to compliance with the NYSE continued listing requirements, we can provide no assurance that our efforts will be successful. The delisting of our common stock from the NYSE could result in reductions in our stock price, limit the liquidity of our common stock, or adversely affect our ability to raise capital or pursue our strategic initiatives on terms acceptable to us.

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

Dated: December 7, 2015

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