Form 10-K
period 2016-01-30
AEROPOSTALE INC
filed 2016-05-20
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 30, 2016
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
(646) 485-5410

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	OTC Pink
Series B Convertible Preferred Stock, $0.01 par value	OTC Pink

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days.  Yes ☐    No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of voting stock held by non-affiliates of the registrant as of August 1, 2015 was $120,206,205.

80,627,791 shares of Common Stock were outstanding at April 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

 Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this filing that address activities, events or developments that the Company expects, believes, targets or anticipates will or may occur in the future are forward-looking statements. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain risks and other factors which could include the following: the ability to operate and reorganize under the Chapter 11 Cases (as hereinafter defined), including but not limited to, the Company’s ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases, the effects of the Chapter 11 Cases on the Company and on the interests of various constituents, Bankruptcy Court rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general, the length of time the Company will operate under the Chapter 11 Cases, risks associated with third-party motions in the Chapter 11 Cases, the potential adverse effects of the Chapter 11 Cases on the Company’s liquidity or results of operations and increased legal and other professional costs necessary to execute the Company’s reorganization, the Company’s future financial condition, results of operations, plans and prospects, expectations, operating improvements and cost savings, and the timing of any of the foregoing, and the Company’s ability to make debt payments to remain in compliance with financial covenants under post-petition financing arrangements, and to obtain appropriate court approval, waivers or amendments with respect to any noncompliance or other actions under such arrangements; the Company’s post-petition financing is subject to certain conditions, which conditions may not be satisfied for various reasons, including for reasons outside of the Company’s control; the Company’s liquidity and ability to continue as a going concern; the impact of and ability to successfully implement store closures and to right-size store footprint; the Company’s ability to implement operational improvement efficiencies; successful implementation of our two-chain factory, mall strategy and merchandise repositioning; uncertainty associated with evaluating and completing any strategic or financial alternative as well as the Company’s ability to implement and realize any anticipated benefits associated with any alternative that may be pursued; the consequences of the acceleration of our debt obligations; the Company’s ability to generate or obtain from external sources sufficient liquidity for operations and debt service; the impact of the failure of a key vendor to deliver merchandise in accordance with our contemplated arrangement and the Company’s ability to come to a final resolution with this vendor in a timely manner; our ability to source merchandise on acceptable terms; changes in the competitive marketplace, including the introduction of new products or pricing changes by the Company’s competitors; changes in the economy and other events leading to a reduction in discretionary consumer spending; seasonality; risks associated with changes in social, political, economic and other conditions and the possible adverse impact of changes in import restrictions; as well as other risk factors set forth in the Company’s Form 10-K and Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

The Company therefore cautions readers against relying on these forward-looking statements. All forward-looking statements attributable to the Company or persons acting on the Company’s behalf are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date made, and, except as required by law, the Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business

Overview

Aéropostale, Inc. is a specialty retailer of casual apparel and accessories, principally serving young women and men through its Aéropostale stores and website and 4 to 12 year-olds through its P.S. from Aéropostale stores and website.  The Company provides customers with a focused selection of high quality fashion and fashion basic merchandise at compelling values through its retail stores and e-commerce channel. Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise, other than in licensed stores outside the United States.  Aéropostale products can be purchased in Aéropostale stores and online at www.aeropostale.com.  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, in certain Aéropostale stores and online at www.ps4u.com and www.aeropostale.com. We also operate GoJane.com, an online women's fashion footwear and apparel retailer. GoJane products can be purchased online at www.gojane.com.

Recent Developments

Bankruptcy Proceedings

On May 4, 2016, (the “Petition Date”), Aéropostale, Inc. and each of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) and the filings therein (the “Chapter 11 Filings”). The chapter 11 cases (the “Chapter 11 Cases”) have been consolidated for procedural purposes only and are being administered jointly under the caption “In re Aéropostale, Inc., et al.,” Case No. 16-11275. During the pendency of the Chapter 11 Cases, we will continue to operate our business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

DIP Financing

In connection with the Chapter 11 Filings, Aéropostale, Inc., as borrower, certain Debtors as guarantors, the lenders party thereto from time to time, and Crystal Financial, LLC, entered into an asset-based credit facility in an aggregate principal amount of up to $160 million (the “DIP Facility”). On May 6, 2016, the Bankruptcy Court granted interim approval to the Company to draw $100 million in financing from the DIP Facility, which the Company is using for general purposes and also has utilized to pay off the Credit Facility (as defined below). The DIP Facility is subject to the final approval of the Bankruptcy Court.

For further discussion see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 20. Subsequent Events, to the Notes to Consolidated Financial Statements.”

Financial Performance and Liquidity

Amongst other things, declining mall traffic due to a shift in customer demand away from apparel to technology and personal experiences, a highly promotional and competitive retail environment and a change in our customers' taste and preference have contributed to unfavorable financial performance. We have experienced declining comparable store sales and incurred net losses from operations. This has led to cash outflows from operations of $68.5 million in fiscal 2015, $55.7 million in fiscal 2014 and $38.4 million in fiscal 2013.

As we discuss further below, we have taken numerous steps to enhance our liquidity position, including, among other things, amending our Credit Facility on August 18, 2015 to increase borrowing availability and extend the maturity date (see Note 11 to the Notes to Consolidated Financial Statements), effectuating our plan to restructure the P.S. from Aéropostale business and to reduce costs and close under-performing Aéropostale stores in the United States and Canada, focusing on merchandising and operational initiatives described throughout this Report, and taking various other strategic actions directed toward improving our profitability and liquidity. During fiscal 2015, we reduced our capital expenditures to $15.7 million from $23.8 million in fiscal 2014, and expect to further reduce capital expenditures to less than $14.0 million during fiscal 2016. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

In addition, following a strategic business review in the fourth quarter of 2015, we instituted an aggressive cost reduction program targeting both direct and indirect spending across the organization (“2015 Cost Reduction Program”).  The Company expects this program to generate approximately $35.0 million to $40.0 million in annualized pre-tax savings which is expected to be fully achieved in fiscal 2016. As part of this program, we have reduced our corporate headcount by approximately 100 positions, or 13%, at the end of fiscal 2015. In fiscal 2014, we reduced our corporate headcount by 100 open or occupied corporate positions (“2014 Cost Reduction Program”).

In March 2016, we announced that the Company was engaged in a dispute with MGF Sourcing relating to the Sourcing Agreement (as hereinafter defined). This caused a disruption in the supply of merchandise and resulted in both a liquidity constraint and lost sales. On May 11, 2016, the Company reached an agreement in principle with MGF Sourcing to resolve the dispute subject to approval of the Bankruptcy Court.

In the first quarter of 2016, our Board of Directors authorized management to explore a full range of strategic alternatives, including a potential sale or restructuring of the Company. The Company retained financial and other advisors to assist in a review of alternatives.

On May 4, 2016, the Company filed the Chapter 11 Filings and entered into the DIP Facility to assist with financing its ongoing operations. The Company announced the closure of 113 U.S. locations, as well as all 41 stores in Canada. The Company also announced that as a part of its effort to position the Company for long-term success, it is reviewing its leases and other contracts to ensure they are competitive with current market dynamics and other financial considerations, which may lead to additional store closings.

We expect to continue to operate in the normal course of business during the reorganization process. Unless otherwise authorized by the Bankruptcy Court, the Bankruptcy Code prohibits us from making payments to creditors on account of pre-petition claims. Vendors are, however, being paid for goods furnished and services provided after the Petition Date in the ordinary course of business. Further, while we continue to explore strategic alternatives through the reorganization process, we will also continue to focus internally on improving our performance through our merchandising, operational and financial initiatives. We expect to implement our strategic initiatives and our additional merchandising and operational initiatives as described above in an effort to improve liquidity and profitability; however, there can be no assurance of whether or when we will successfully emerge from bankruptcy or if any of the alternatives we are considering will be successfully completed on acceptable terms.

While our financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern, our liquidity constraints have raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other things, the consummation of a plan of reorganization and our ability to comply with the financial and other covenants contained in the DIP Facility.

Company History

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

The P.S. from Aéropostale brand offers the customer trend-right casual clothing and accessories focusing on 4 to 12 year olds at compelling values.  The store format strives to be a fun, playful and inviting shopping experience for both the parent and child.  During April 2014, following a strategic review and assessment of changing consumer patterns, management and the Board of Directors approved a comprehensive plan to restructure the P.S. from Aéropostale business. Based on changing consumer shopping patterns, we closed 126 P.S. from Aéropostale stores, primarily in mall locations as of and during the fiscal year ended January 31, 2015. We continue to focus on P.S. from Aéropostale sales channels with higher expectations for growth, including off-mall locations, e-commerce and international licensing.

Since November 2012, our Company operates GoJane.com, Inc. (“GoJane”), an online women's fashion footwear and apparel retailer. Based in Los Angeles, California, GoJane focuses primarily on fashion footwear, with a select offering of contemporary apparel and other accessories. We believe this strategic acquisition of GoJane allows us to expand into new fashion categories online. We are currently utilizing and leveraging our existing infrastructure to develop and grow the GoJane business.

As of January 30, 2016, we operated 811 stores, consisting of 745 Aéropostale stores in all 50 states and Puerto Rico, 41 Aéropostale stores in Canada. We also operated 25 P.S. from Aéropostale stores in 12 states, primarily in off-mall locations.

We also have license agreements with unaffiliated third party retail operators located outside the United States. The agreements are largely structured with royalty income paid as a percentage of inventory purchases or sales, for the use of our trademarks, trade name and branding and/or income from buying commissions from inventory purchased by the international licensees from the Company’s vendors. We continue to look for opportunities for market expansion globally. Pursuant to these licensing agreements, our licensees operated 320 Aéropostale and P.S. from Aéropostale locations in the Middle East, Asia, Europe and Latin America as of January 30, 2016.

Our fiscal year ends on the Saturday nearest to January 31. Fiscal 2015 was the 52-week period ended January 30, 2016, fiscal 2014 was the 52-week period ended January 31, 2015, and fiscal 2013 was the 52-week period ended February 1, 2014.  Fiscal 2016 will be the 52-week period ending January 28, 2017.

Business Strategy

Factory and Mall Strategies. During the first quarter of 2016, we divided our store base into two groups, the Factory Chain and the Mall Chain, based on several factors including customer demographics and store performance. The Factory Chain attracts customers interested in purchasing more basic items at a competitive price while the Mall Chain attracts customers focused on buying fashion merchandise. Both chains will continue to provide updated classic merchandise to our customers, with some Factory and Mall exclusive merchandise arriving for Fall 2016. Each chain will have allocation strategies, marketing messages and in-store presentations specific to product demand and store base characteristics. We believe that an immediate focus on the Factory Chain will accelerate the pace of the Company’s financial improvement.

The Factory channel, representing approximately 60% of the store base, caters to families, as well as young women and men, shopping for compelling values. The product assortment is narrower with greater depth in key basic items and logo merchandise. These Factory stores will have a more simplified merchandise presentation including high-capacity fixtures. The marketing for Factory will have powerful and consistent promotional messages and will be flexible in order to highlight promotions that are either classification specific or store-wide. The majority of the Factory stores are located in outlets and select B and C malls. The majority of the Factory stores will also have the exterior store sign changed to include the Factory tag below the Aéropostale name.

The Mall Chain stores are primarily located in higher-end, or A and B, malls, representing approximately 40% of the store base. We currently do not have any plans to update the Mall Chain exterior sign. For Back-to-School, the Mall Chain will have a merchandise assortment focused on updated classics with a twist and a reduced assortment of logo merchandise which, in aggregate, we believe will resonate with the more fashion oriented customer. These locations are focused on catering to young women and men. Additionally, we anticipate making prudent investments in the quality and look of the merchandise for these stores, in order to reinforce that the merchandise assortments in Mall stores are a combination of fashion, quality and value.

Both chains will be supported by one design and merchandising team.

Brand Differentiation. Our priority is to gain market share by differentiating the Aéropostale brand from our competitors through compelling product. During fiscal 2016, we will be more focused on products that resonate with our core customers’ every day style choices and to a lesser extent on the existing contemporary, fashion focused brands. We have integrated our merchandising strategy with our marketing and social media plans to create authentic and emotional marketing campaigns that deliver a cohesive brand message.

Customer Insight and Engagement. In order to gain greater insight into our customer base and better understand our customers' needs, we conduct independent focus groups on a periodic basis and harness the knowledge of our employee base. In addition to analyzing the findings from these sources to make informed decisions about our business, we also engage our customers through our marketing and social media efforts to communicate our brand messaging. Our marketing outreach includes the use of updated imagery, compelling visual, marketing materials and exciting store events nationwide to accelerate customer adoption. We have also invested in our social media program to connect with our customers and increase traffic to our stores and our e-commerce websites.

Targeted Merchandise Allocation.  We continue to be more targeted in our patterns of merchandise allocation and distribution. In fiscal 2016, we will be allocating merchandise based on our Factory and Mall Chain strategy rather than universally allocating product.

Store Productivity.  We strive to generate sales growth by increasing sales per square foot, increasing units per transaction and increasing transactions.  Our most significant initiative to achieve this growth is to execute the Factory and Mall Chain strategy.  We utilize a workforce management system which enables more efficient store payroll planning.

Real Estate Portfolio Optimization. In an effort to right size our store base and optimize our real estate portfolio, we closed 50 stores in the United States and Canada during fiscal 2015, compared with our original plan of approximately 50 to 75 store closures. We closed 122 Aéropostale stores in the United States and Canada during fiscal 2014. Criteria used to evaluate potential store closings include recent store profitability trends as well as an assessment of overall mall performance. During Fiscal 2016, we have closed 6 locations and, in connection with the Chapter 11 Cases, we announced that we are closing an additional 113 U.S. locations, as well as all 41 stores in Canada. We are currently reviewing our leases to ensure they are competitive with current market dynamics and other financial considerations, which may lead to additional closings. We plan to remodel or update a limited number of existing stores during fiscal 2016 when circumstances warrant, such as when required by lease agreements.

E-commerce.  In fiscal 2015, we focused on increasing the profitability of our e-commerce division by reducing our inventories to increase margins and by better utilizing our various channels of distribution to fulfill customer demand and maximize inventory efficiency. In fiscal 2016, while continuing to focus on profitability, we will also look to improve traffic to the website and increase transactions. The Aéropostale online store is accessible at our website, www.aeropostale.com.  P.S. from Aéropostale merchandise can be purchased online at www.aeropostale.com or www.ps4u.com.  GoJane merchandise can be purchased at www.gojane.com. A third party provides fulfillment services for our Aéropostale and P.S. from Aéropostale e-commerce business, including warehousing our inventory and fulfilling our customers' orders. We purchase, manage and own the inventory sold through our websites and we recognize revenue from the sale of these products when the customer receives the merchandise.

International.  As of January 30, 2016, we had numerous license agreements covering various countries.  These licensees operated 320 Aéropostale and P.S. from Aéropostale locations in the following countries:

Countries	Number of Aéropostale Locations	Number of P.S. from Aéropostale Locations	Number of Combination Locations	Total Number Locations
Bahrain	1	1	—	2
Chile	3	—	2	5
Colombia	3	—	—	3
Guatemala	1	—	—	1
India	1	—	—	1
Ireland	1	—	—	1
Kuwait	1	—	—	1
Malaysia	2	—	—	2
Mexico [1]	125	102	—	227
Oman	3	1	—	4
Panama	1	—	—	1
Philippines	13	2	3	18
Qatar	1	—	—	1
Saudi Arabia	8	4	—	12
Singapore	5	—	—	5
Turkey	15	—	—	15
United Arab Emirates	16	5		21
Total	200	115	5	320

1 Represents predominately the number of licensee department stores that include Aéropostale shop-in-shops.

Our licensees are expected to continue to open new Aéropostale locations in the regions listed above. In addition, our licensees are expected to continue to open new P.S. from Aéropostale locations throughout Mexico and the Middle East. During fiscal 2015, we entered into new licensing agreements to bring stores to the Republic of Ireland, India, Thailand, Egypt and Indonesia. In early fiscal 2016, we extended our Mexico licensing agreement with the licensor. We currently assume no inventory risk on the merchandise sold in our licensees' stores and we do not own or lease the underlying real estate where retail locations operate.  In addition, our international licensing agreements contain other customary terms and conditions governing our business relationship with the licensees.  We will continue to pursue a number of similar license agreements in other territories, and will continue to evaluate additional international opportunities.

Stores

Existing stores.  We locate our stores primarily in shopping malls, outlet centers and, to a much lesser degree, lifestyle and off-mall shopping centers, all located in geographic areas with high concentrations of our target customers.  We generally locate our stores in mall locations near popular teen gathering spots, such as food courts and other teen-oriented retailers.  We have a 19,000 square foot Aéropostale flagship store in the Times Square section of New York City.  We highlight and offer both Aéropostale and P.S. from Aéropostale products in the Times Square store.

As of January 30, 2016, we operated 811 stores, consisting of 745 Aéropostale stores in all 50 states and Puerto Rico, 41 Aéropostale stores in Canada, as well as 25 P.S. from Aéropostale stores in 12 states, primarily in off-mall locations as follows:

United States	Number of Aéropostale Stores	Number of P.S. from Aéropostale Stores	Total Number Stores
Alabama	10	—	10
Alaska	3	—	3
Arizona	12	3	15
Arkansas	7	—	7
California	70	2	72
Colorado	12	—	12
Connecticut	10	—	10
Delaware	4	—	4
Florida	56	1	57
Georgia	24	2	26
Hawaii	3	—	3
Idaho	4	—	4
Illinois	29	1	30
Indiana	19	—	19
Iowa	4	—	4
Kansas	4	—	4
Kentucky	11	—	11
Louisiana	14	—	14
Maine	3	—	3
Maryland	19	1	20
Massachusetts	17	—	17
Michigan	22	—	22
Minnesota	12	—	12
Mississippi	9	—	9
Missouri	9	—	9
Montana	1	—	1
Nebraska	3	—	3
Nevada	6	—	6
New Hampshire	7	—	7
New Jersey	23	2	25
New Mexico	5	—	5
New York	41	1	42
North Carolina	24	1	25
North Dakota	1	—	1

Ohio	30	—	30
Oklahoma	6	—	6
Oregon	6	—	6
Pennsylvania	35	—	35
Puerto Rico	8	—	8
Rhode Island	2	—	2
South Carolina	11	1	12
South Dakota	2	—	2
Tennessee	18	1	19
Texas	68	9	77
Utah	9	—	9
Vermont	1	—	1
Virginia	20	—	20
Washington	11	—	11
West Virginia	6	—	6
Wisconsin	13	—	13
Wyoming	1	—	1

Canada
Alberta	6	—	6
British Columbia	4	—	4
Manitoba	3	—	3
New Brunswick	1	—	1
Newfoundland	1	—	1
Nova Scotia	1	—	1
Ontario	24	—	24
Saskatchewan	1	—	1
Total	786	25	811

The following table highlights the number of Aéropostale and P.S. from Aéropostale stores opened and closed since the beginning of fiscal 2013:

	Aéropostale Stores Opened	P.S. from Aéropostale Stores Opened	Aéropostale Stores Closed	P.S. from Aéropostale Stores Closed	Total Number of Stores at End of Period
Fiscal 2013	13	52	48	1	1,100
Fiscal 2014	7	1	122	126	860
Fiscal 2015	1	—	49	1	811

Store design and environment.  Our Aéropostale stores average approximately 3,900 square feet each and our P.S. from Aéropostale stores average approximately 3,600 square feet each.  Our stores are designed to create an energetic shopping environment, featuring powerful in-store promotional signage, creative visuals and popular music. The enthusiasm of our associates is integral to our store environment. Our stores feature display windows that provide high visibility for mall traffic. Our strategy is to create fresh and exciting merchandise presentations by updating our floor sets numerous times throughout the year. Visual merchandising directives are initiated at the corporate level in order to maintain consistency throughout all of our stores.

In an effort to continue providing our customers with a fun and fresh shopping environment, we developed an updated store design for our Aéropostale stores.  We plan to remodel or update a limited number of existing stores with many of the special features found in the new store model during fiscal 2016. Such upgrades will include new flooring, new finishes to the cash wrap and fitting rooms.

The store layout for our Factory Chain has been updated to distinguish it from the Mall Chain design. The Factory Chain incorporates new window and in-store signage to draw the customer's attention to the additional values in these stores. With a greater focus on key items and driving unit sales in the Factory Chain, these stores will have a more simplified merchandising presentation including high-capacity fixtures.

Store management.  Our Aéropostale stores, along with our P.S. from Aéropostale stores, are organized by region and further broken down into districts.  A regional manager manages each of our nine regions and each region encompasses approximately eight to 10 districts. Each district is managed by a district manager and encompasses an average of eight stores. Our corporate headquarters directs the merchandise assortments, merchandise pricing, store layout, inventory management and in-store visuals for all of our stores.

Pricing

We believe that a key component of our success is our ability to understand what our customers desire and what they can afford. Our merchandise, which we believe is of comparable quality to that of our primary competitors, is generally priced lower than our primary competitors’ merchandise. In addition, our business is highly promotional. The development of the Factory and Mall Chain strategy will allow us to align our promotional strategy with the target customers' shopping preferences. We continue to vary sales promotions by season to drive traffic and increase conversion. These promotions are typically referenced in our store windows, throughout our stores, online, and in other marketing touch points.

Design and Merchandising

Our design and merchandising teams focus on designing merchandise that meets the demands of our customers’ casual and active lifestyles. Our designers build assortments predicated on key items that are an integral part of the wardrobe of our target customers. We do this by infusing fashion into our assortment mix, creating brand extensions, and expanding into new categories. We are balancing updated classic merchandise with contemporary additions that we believe will result in an exciting, but unique, total store assortment and presentation. We have a “design-driven, merchant-modified” philosophy, in which our designers’ concepts are further refined by our merchant team to ensure that our merchandise assortments reflect current fashion trends that our customers desire. We are evaluating new trends in fabrics, washes, and silhouettes, and are building a comprehensive testing program with expanded capabilities. Both the Factory Chain and Mall Chain are supported by one design team and one merchandising team. For the Back-to-School 2016 period, we will differentiate the assortment between the two chains by offering merchandise that will target each chain’s core customer.

Planning and Allocation

Our planning organization, in coordination with the merchandising team, determines the quantities of units needed for each product category. By monitoring sales of each style and color and employing our flexible sourcing capabilities, we are able to adjust our merchandise assortments to capitalize upon emerging trends. We believe we have greater opportunity to distort our assortment by store, based on customer profile. In 2016, we will be allocating merchandise based on our Factory Chain and Mall Chain strategy rather than universally allocating product.

Sourcing

We have a sourcing strategy that we believe includes sourcing goods at market or below market cost without sacrificing quality. We balance sourcing core merchandise during non-peak periods to minimize costs with improving speed to market in order to respond quickly to our customers’ changing fashion preferences, as well as capitalize on trending classifications. In addition, while we have capabilities today to chase into product, our goal is to be able to maintain lead times within 21 to 120 days. A product life cycle management system is utilized for both our Aéropostale and P.S. from Aéropostale businesses.

During fiscal 2015, we sourced approximately 81% of our merchandise from our top five merchandise vendors.  Most of our vendors maintain sourcing offices in the United States, with the majority of their production factories located in Asia and Central America.  In an effort to minimize currency risk, all payments to our vendors and sourcing suppliers are made in U.S. dollars. We engage a third party independent contractor to visit the production facilities that supply us with our products. This independent contractor performs audits at each factory and as a result, assesses the compliance of the facility with, among other things, local and United States labor laws and regulations as well as fair trade and business practices.

Since May 2014, we have been party to a non-exclusive sourcing agreement ("Sourcing Agreement") with MGF Sourcing US, LLC, an affiliate of Sycamore Partners (see Note 3 to the Notes to Consolidated Financial Statements for the terms of the

Sourcing Agreement). In March 2016, we announced that the Company was engaged in a dispute with MGF Sourcing relating to the Sourcing Agreement. This caused a disruption in the supply of merchandise, and resulted in a liquidity constraint. On May 11, 2016, the Company reached an agreement in principle with MGF Sourcing to resolve the dispute subject to the approval of the Bankruptcy Court. If approved by the Bankruptcy Court, the Sourcing Agreement will terminate when the parties comply with their respective obligations under outstanding orders. The Company plans to obtain its supply from other vendors when the Sourcing Agreement terminates. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" below.

During February 2015, we revised and renewed a master sourcing agreement (the "Supplier Agreement") with another merchandise vendor. Under the Supplier Agreement, we have a ten-year sourcing commitment, which we believe will foster greater competition among our sourcing suppliers.

On April 19, 2016, we amended and restated the Supplier Agreement, pursuant to which we received an advance rebate payment as a purchase discount equivalent to approximately $1.75 million per annum throughout the life of the Supplier Agreement as a commitment of meeting certain minimum thresholds. Should we fail to meet the annual purchase minimum thresholds we would be required to make certain agreed upon shortfall payments. This amendment also decreased the annual purchase commitment under the Supplier Agreement and removed the opportunity to receive additional purchase discounts. See Notes 2 and 20 to the Notes to Consolidated Financial Statements for a further discussion regarding sourcing arrangements.

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

Charitable Giving

Through the work of our charitable foundations Aero Gives and Aero Cares, Aéropostale is committed to giving back not only to the external community, but also assisting our own employees in times of hardship.  Aero Gives, the corporate foundation of Aéropostale, is focused on meeting the needs of our community by enriching the lives of young people and their families through its charitable actions and programs.  Aero Cares, a 501(c)(3) not-for-profit organization, is primarily funded through voluntary contributions by Aéropostale employees, and provides financial assistance to Aéropostale employees and their immediate family during times of extreme financial hardship or need resulting from personal tragedy.

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

We believe that the enthusiasm and commitment of our store-level employees are key elements in enhancing our brand with our target customers.  We market in-store with large images in the store-front windows and at the checkout area.  In addition, we display promotional messages and images alongside product displays and on other touch points, which will vary based on Factory Chain and Mall Chain locations. We also utilize select external advertising during key selling periods. Our advertisements appear in publications, online, in malls and on the radio on a regional basis.  Periodically, we also partner with select third parties such as magazines, television shows, celebrities, athletes, social media personalities, and musical bands to create marketing programs which we believe will be appealing to our customers.

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

Information Systems

Our management information systems provide a full range of retail, financial and merchandising applications. We utilize industry specific software systems to provide various functions related to point-of-sale, inventory management, logistics and sourcing, planning and replenishment, and financial reporting.  We strategically invest in technology to support and enhance our business processes.

Trademarks

We own, through certain of our wholly owned subsidiaries, federal trademark registrations in the U.S. Patent and Trademark Office for our principal marks AÉROPOSTALE®, AÉRO®, 87®, P.S. FROM AÉROPOSTALE®, P.S.09®, LIVE LOVE DREAM® and the LLD® logo, TOKYO DARLING® and BROOKLYN CALLING® and other related marks for clothing, a variety of accessories, including bags, belts, socks, hats, footwear and, in many instances, sunglasses, eyewear, home goods and jewelry, and as a service mark for retail services (including online retail services), as well as supporting state registrations for selected marks. We also have certain registrations pending for trademarks and service marks for additional marks and categories, including PRINCE & FOX and CAPE JUBY. Additionally, we own registrations for the AÉROPOSTALE, P.S. FROM AÉROPOSTALE, AERO, 87, and LIVE LOVE DREAM and related marks and have pending applications for these and related marks in over 85 foreign countries.  We plan to continue to focus on expanding our international portfolio of marks in the future.

In connection with the acquisition of GoJane, we were assigned and now own certain trademarks and intellectual property. The trademarks include GOJANE® and GOJANE.COM®.

We regard our trademarks and other proprietary intellectual property as valuable assets of the Company that we continually enhance, maintain, protect and enforce throughout the world.

Competition

The apparel market is highly competitive. We compete with a wide variety of retailers including other specialty stores, department stores, online retailers, mail order retailers, mass merchandisers and off-price retailers.  Specifically, our Aéropostale brand competes primarily with other teen apparel retailers and P.S. from Aéropostale competes with other children’s retailers.  Retailers in our sector compete primarily on the basis of brand reputation, design, price, quality, service and product assortment.

Employees

As of January 30, 2016, we employed 3,020 full-time and 17,310 part-time employees. We employed 640 of our employees at our corporate offices and in our distribution centers and 19,690 at our store locations. The number of part-time employees fluctuates depending on our seasonal needs. None of our employees are represented by a labor union and we consider our relationship with our employees to be good.

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

Financial Information About Our Segments

Financial information about our reportable segments and our operations in different geographical areas for the last three fiscal years is set forth in Note 18 to the Consolidated Financial Statements entitled “Segment Information.” We have two reportable segments: (a) retail stores and e-commerce, and (b) international licensing.

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

Item 1A.  Risk Factors

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. The following risk factors should be read in connection with evaluating our business and future prospects. All forward looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made. Such uncertainties include, among others, the following factors:

Risks Relating to our Chapter 11 Filings

Our voluntary petitions for relief under Chapter 11, our ability to operate and reorganize under the Chapter 11 Cases, and our ability to successfully emerge from bankruptcy are subject to a number of risks and uncertainties.

On May 4, 2016, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 proceedings are being jointly administered under the caption “In re Aéropostale, Inc., et al.,” Case No. 16-11275. We will continue to operate our business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

The timing of our emergence from bankruptcy and the terms of our emergence may affect our relationship with our creditors, customers, suppliers and employees and have a significant impact on our businesses, financial condition and results of operations. Our ability to continue to operate in bankruptcy and to emerge from bankruptcy will depend on various factors, including but not limited to:

•
our ability to comply with and operate under the terms of any cash management orders entered by the Bankruptcy Court from time to time, which subject us to restrictions on transferring cash and other assets;

•	our ability to maintain adequate cash on hand and to generate cash from operations throughout the Chapter 11 Cases;

•	our ability to fund our emergence and to fund our operations after emergence from the bankruptcy process on reasonable terms;

•	our ability to retain key employees during the pendency of our bankruptcy proceedings;

•
our ability to maintain good customer and supplier relationships in light of developments in our bankruptcy proceedings and the terms of our emergence and our ability to manage contracts that are critical to our operations; and

•	risks associated with third party motions in Chapter 11 Cases.

As a result of the commencement of the Chapter 11 Cases, we are subject to the risks and uncertainties associated with bankruptcy proceedings.

For the duration of the Chapter 11 Cases, our operations and our ability to execute our business strategy will be subject to the risks and uncertainties associated with the bankruptcy proceedings. These risks include:

•	our ability to continue as a going concern;

•	our ability to obtain Bankruptcy Court approval with respect to motions filed in the Chapter 11 Cases from time to time;

•	our ability to comply with the covenants and conditions of the DIP Facility;

•	our ability to confirm and consummate a plan of reorganization or a sale; and

•	our ability to fund and execute our strategic business plan.

These risks and uncertainties could adversely affect our relationships with our vendors and employees, as well as with customers, which in turn could adversely affect our operations and financial condition. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of opportunities. In addition, while the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort focusing on the cases, which may materially adversely affect the conduct of our business, and, as a result, our financial condition and results of operations. Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 reorganization process may have on our business, financial condition and results of operations, and there is no certainty as to our ability to continue as a going concern.

Our business, financial condition and results of operations could be negatively impacted by the loss of customers and suppliers.

Difficulties of providing services while attempting to reorganize our businesses in bankruptcy may make it more difficult to maintain and promote our services and attract customers to our services and to keep our suppliers. As a result of the Chapter 11 Cases, we may experience collection issues with otherwise valid receivables of certain customers. Adverse resolution of these disagreements may impact our revenues and other costs of services, both prospectively and retroactively. It is too soon for us to predict with any certainty the ultimate impact of these disagreements. Our suppliers, vendors and services providers may require stricter terms and conditions, and we may not find these terms and conditions acceptable. In addition, we may experience a loss of confidence by current and prospective suppliers, customers, landlords, employees or other stakeholders, which could make it more difficult for us to operate and have an adverse effect on our businesses, financial condition and results of operations. Any failure to timely obtain suitable supplies at competitive prices could materially adversely affect our businesses, financial condition and results of operations.

As a result of the Chapter 11 Cases, we may not be able to retain key personnel or recruit additional qualified personnel, which could materially affect our business and require the incurrence of substantial additional costs to recruit replacement personnel.

Our key executive officers have substantial experience and expertise in the retail industry and have made significant contributions to the growth and success of our brands. We are highly dependent on the continuing efforts of our key executive officers and other personnel. As a result of the Chapter 11 Cases, current and prospective employees could experience uncertainty about their future roles. This uncertainty may adversely affect our ability to attract and retain key personnel. Any failure to attract and retain key executive officers and other personnel could have a material adverse effect on our business and require the incurrence of substantial additional costs to recruit replacement personnel.

The Chapter 11 Cases limit the flexibility of our management team in running our business.

While we operate our businesses as debtor-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court and, in some cases, certain lenders prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with the various creditors’ committees and other parties-in-interest and one or more hearings. The creditors’ committees and other parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process delays major transactions and limits our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.

We may be unable to maintain compliance with the budget or liquidity covenants or other covenants in our DIP Facility, which could result in an event of default under the credit agreements governing the DIP Facility that, if not cured or waived, would have a material adverse effect on our business, financial condition and results of operations.

The DIP Facility requires the Company to maintain minimum excess availability of at least (a) $25,000,000 during the month of May 2016 and (b) $13,000,000 at all times thereafter. In addition, the DIP Facility includes a covenant that requires the Company to limit expenditures to amounts provided in an agreed DIP budget, subject to certain permitted variances. Furthermore, the DIP Facility includes a series of milestones related to the Chapter 11 Cases. While these milestones allow the Company to simultaneously pursue both a plan of reorganization and a sale process, either path requires the Company to achieve a series of intermediate process benchmarks and, in any event, requires that a plan become effective or a sale be consummated, in either case, within 145 days after the Petition Date. Failure to comply with these covenants or milestones would result in an event of default under the DIP Facility and permit the lenders thereunder to accelerate the loans and otherwise exercise remedies under the loan documentation for the DIP Facility.

Our DIP Facility contains covenants that limit our flexibility in operating our business.

The agreement governing our DIP Facility contains various covenants that require us to have a specified minimum amount of liquidity. These covenants also limit our ability to engage in specified types of transactions, and may adversely affect our ability to operate our business. A breach of any of these covenants could result in a default, which could prompt the lenders to declare all amounts outstanding under the agreement to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them to secure that indebtedness. If the lenders under the agreement accelerate the repayment of borrowings, we may not have sufficient assets and funds to repay the borrowings under the agreement.

We may not obtain final approval by the Bankruptcy Court of the DIP Facility, which would limit our access to funding for operations.

The DIP Facility remains subject to final approval by the Bankruptcy Court. In the event that the DIP Facility is not approved, we will face a liquidity shortfall that, if not resolved, could jeopardize our ability to continue as a going concern and could ultimately result in our liquidation.

Trading in our securities during the Chapter 11 proceedings is highly speculative and poses substantial risks. Our common stock may be canceled and holders of common stock may not receive any distribution with respect to, or be able to recover any portion of, their investments.

At this time it is not possible to predict the ultimate effect of the Chapter 11 reorganization on our business, various creditors and security holders, or when it may be possible to emerge from Chapter 11. Trading prices for the Company's securities may bear little or no relationship to the actual recovery, if any, by the holders of the Company's securities in the Chapter 11 Cases. The Company expects that its equity holders could experience a significant or complete loss on their investment, depending on the outcome of the Chapter 11 Cases. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.

Adverse publicity in connection with the Chapter 11 Cases or otherwise could negatively affect our businesses.

Adverse publicity or news coverage relating to us, including, but not limited to, publicity or news coverage in connection with the Chapter 11 Cases, may negatively impact our efforts to establish and promote name recognition and a positive image after emergence from the Chapter 11 Cases.

There is substantial doubt about our ability to continue as a going concern.

Our liquidity constraints have raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other things, the consummation of a plan of reorganization and our ability to comply with the financial and other covenants contained in the DIP Facility. Further, there can be no assurance that our planned operational improvements, including reorganization under Chapter 11 of the Bankruptcy Code, will be successful.

Risks Relating to Aéropostale’s Common Stock

Our common stock was delisted from the NYSE and is not expected to be listed on any other national securities exchange during our Chapter 11 process.

Trading in our common stock was suspended and removed from listing on the NYSE on April 21, 2016. We will not be able to re-list our common stock on a national securities exchange during our Chapter 11 process, although our common stock has been trading in the over-the-counter, or the “OTC,” market. The trading of our common stock in the OTC market rather than NYSE may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders.

Our common stock is currently traded in the Pink market, operated by OTC Markets Group Inc., which involves additional risks compared to being listed on a national securities exchange.

Securities traded in the OTC market generally have significantly less liquidity than securities traded on a national securities exchange due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.

Furthermore, because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties with interests in the Chapter 11 Cases.

Because our common stock trades on the OTC market, in some cases, we may be subject to additional compliance requirements under applicable state laws in the issuance of our securities. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our common stock.

Risks Relating to Our Business

There can be no assurance that our exploration of strategic or financial alternatives will result in any transaction being consummated or any other specific action; and speculation and uncertainty regarding the outcome of our exploration of such alternatives may adversely impact our business.

In parallel with executing on our reorganization, further to our March 2016 announcement and pursuant to the authorization of the Board of Directors, management is continuing to explore a full range of strategic alternatives, including a potential sale of the Company. The Company has retained advisors to assist in a review of alternatives. Substantial uncertainty exists as to as to the outcome of these discussions, and there are no assurances that these efforts will result in any transaction, agreement, or any other specific action, which if implemented will be successful, and the process of exploring strategic alternatives will involve the dedication of significant resources and the incurrence of significant costs and expenses.

Failure to effectively execute or to realize the anticipated benefits of our announced new cost reduction program could have an adverse effect on our financial condition, results of operations, cash flows and liquidity.

In January 2016, we announced plans to optimize our cost structure through an aggressive new cost reduction program targeting both direct and indirect spending across the organization, which will also include reducing our corporate headcount. We also announced that as a part of its effort to position the Company for long-term success, we are reviewing our leases and other contracts to ensure they are competitive with current market dynamics and that we are closing 113 U.S. locations, as well as all 41 stores in Canada. Risks related to our cost reduction program include delays in implementation, changes in plans that impact associated costs, impact on employee morale, failure to meet operational and strategic targets and the recording of additional charges. The inability to successfully implement these initiatives or failure to do so as timely as we anticipate, could impact our ability to achieve anticipated cost reductions or may otherwise harm our business and could have an adverse effect on our financial condition, results of operations, cash flow and liquidity.

We may continue to experience declines in comparable store sales and there can be no guarantee that the strategic initiatives we are implementing to improve our results will be successful.

Our comparable sales have declined by 9% in fiscal 2015, 11% in fiscal 2014 and 15% in fiscal 2013 and we experienced declining operating results over these periods. Our comparable sales and quarterly results of operations are affected by a variety of factors, including:

•	mall traffic and the actions of our competitors or mall anchor tenants;

•	changes in general economic conditions and consumer spending patterns;

•	fashion trends;

•	changes in our merchandise mix;

•	the effectiveness of our inventory management;

•	calendar shifts of holiday or seasonal periods;

•	the timing and effectiveness of promotional events;

•	weather conditions; and

•	the seasonality of our business reflecting the general peak sales for clothing and accessories during the back-to-school and holiday shopping seasons.

We have taken steps focused on executing our key merchandising, operational and financial initiatives to improve our performance. Our ability to fund operations and capital expenditures in the future is dependent on our ability to generate cash from operations to fund our liquidity needs, maintain or improve margins, decrease the rate of decline in store sales and to borrow funds available under its loan agreements.  In addition, if our comparable sales and/or results of operations fail to meet the expectations of investors then the market price of our common stock could decline substantially. There can be no assurance that we will be able to achieve our strategic initiatives, including our recent initiative to divide our existing stores into a Factory chain and a Mall chain. If such strategic initiatives are not achieved this could have a significant adverse effect on our operations. The inability to access sufficient liquidity could have a material adverse effect on us and we may need to take various actions, which also could have material adverse consequences to us. For further discussion see “Management's Discussion and Analysis of Financial Condition and Results of Operations” for more information.

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

If we cannot revitalize our brand, our business will be adversely impacted.

As we discuss above in Item 1. “Business,” in the first quarter of 2016 we have taken, and intend to take strategic and operational actions designed to reconnect with our customers to revitalize our brand and return to profitability. However, we cannot be assured that the changes we have made, or the additional actions we are taking or intend to take, will be successful, or that such actions and changes will be successful.

If we cannot successfully revitalize our brand, or if the revitalization takes longer than anticipated, our business and our financial condition and results of operations will be adversely impacted. If customer purchases lag behind our expectations, we may experience decreased net merchandise sales, negative comparable store sales and higher operating losses.

We rely on a small number of vendors to supply a significant amount of our merchandise.

During fiscal 2015 and 2014, we sourced approximately 81% of our merchandise from our top five merchandise vendors. Most of our suppliers could discontinue selling to us at any time. If one or more of our significant suppliers were to sever their relationship with us, or if an agreement with a supplier is terminated, we may not be able to obtain replacement products in a timely manner, which would have a material adverse effect on our sales, financial condition and results of operations. In addition, we do not own or operate any of our own manufacturing facilities and therefore we depend upon independent third party vendors to manufacture all of the merchandise we sell in our stores. If any of our vendors, especially our primary vendors which manufacture the majority of our merchandise, ship orders to us late, do not meet our quality standards, or otherwise fail to deliver us product in accordance with our plans and we are unable to obtain replacement products in a timely fashion, then there would be a material adverse effect on our results of operations.

In the event that a vendor fails to deliver merchandise in a timely manner under our contract, we may be forced to find an alternative arrangement. If an alternative arrangement is not possible or practical, it may result in a lack of supply and liquidity constraints. The Company has been in a dispute with MGF Sourcing US, LLC, an affiliate of Sycamore Partners, relating to the Sourcing Agreement. This caused a disruption in the supply of merchandise and resulted in both a liquidity constraint and lost sales. On May 11, 2016, the Company reached an agreement in principle with MGF Sourcing to resolve the dispute subject to the approval of the Bankruptcy Court. If approved by the Bankruptcy Court, the Sourcing Agreement will terminate when the parties comply with their respective obligations under outstanding orders. The Company plans to obtain its supply from other vendors when the Sourcing Agreement terminates.

If we are unable to anticipate, identify and respond to consumers' fashion preferences, domestically and/or internationally, in a timely manner, our profitability will decline.

If we are not able to keep pace with the rapidly changing fashion trends, both domestically and/or internationally, and consumer apparel tastes, our profitability will decline, as it did in fiscal 2015, 2014, 2013 and 2012. We produce casual and active, comfortable apparel, some of which displays the “Aéropostale”, “Aéro” or “P.S. from Aéropostale” logo and also fashion oriented apparel. There can be no assurance that fashion trends will not move away from casual clothing or that we will not have to alter our design strategy to reflect changes in consumer preferences. Failure to anticipate, identify or react appropriately to changes in styles, trends, desired images or brand preferences, and to allocate the mix of product optimally by store criteria has had, and could continue to have a material adverse effect on our results of operations.

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

We rely on one third party, eBay Enterprise Inc., to host our e-commerce websites, warehouse all of the inventory sold through our e-commerce websites, and fulfill all of our e-commerce sales to our customers, excluding GoJane. It also performs additional services to support our e-commerce business. Any significant interruption in the operations of eBay Enterprise Inc., over which we have no control, would have a material adverse effect on our e-commerce business.

Information technology system disruption and cyber security risks could harm our net sales, increase our expenses, harm our reputation, expose us to litigation and adversely affect our business.

We depend on information technology systems for the successful operation of our business, including email communications, the design, manufacture and distribution of our products, marketing efforts, collection and retention of customer data, employee information, processing of credit card transactions, e-commerce activities and the use of social media to interact with our customers. Although we take protective measures, including measures to effectively secure information through system security technology, the possibility of a cyber-attack on any one or all of these systems is a serious threat. In addition to our own networks and databases, we use third party service providers to store, process and transmit certain of this information on our behalf. We also rely on one third-party, eBay Enterprise Inc., to host our e-commerce website, warehouse all of the inventory sold through our e-commerce website, and fulfill all of our e-commerce sales to our customers. It also performs additional services for us to support our e-commerce business. We collect, retain and transmit confidential information over such systems. Although we contractually require these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in the future in their systems. We have confidential security measures in place to protect our physical facilities and information technology systems from attacks. Despite these measures, we may be vulnerable to targeted or random security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events.

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

We believe that our key trademarks including AÉROPOSTALE®, AERO® and 87®, LIVE LOVE DREAM® and P.S. FROM AÉROPOSTALE® and variations thereof, are integral to certain aspects of our design strategy. In addition, the trademarks for our GoJane business acquired in late 2012 are important to our business strategy. We have obtained federal registrations of or have pending applications for these trademarks in the United States and have applied for or obtained registrations in most foreign countries in which our merchandise is produced and licensees are located, as well as elsewhere. We use these trademarks in our constantly changing designs and logos even though we have not applied to register every variation or combination thereof for apparel and related accessories. There can be no assurance that the registrations we own and have obtained will prevent the imitation of our products or infringement of our intellectual property rights by others. If any third party imitates our products in a manner that projects lesser quality or carries a negative connotation, our brand image could be materially adversely affected.

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

As a public company, we are subject to numerous regulatory requirements. Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Sarbanes-Oxley Act of 2002, the SEC and any exchange on which our common stock may be traded from time to time. Failure to comply with such laws and regulations could have a material adverse effect on our reputation, financial condition and on the market price of our common stock. We are subject to customs, child labor, tax, employment, privacy, truth-in-advertising and other laws, including consumer protection regulations and zoning and occupancy ordinances that regulate retailers generally and/or govern the importation, promotion and sale of merchandise and the operation of retail stores and distribution and fulfillment centers. Additional legal and regulatory requirements, and the fact that foreign laws occasionally conflict with domestic laws, have increased the complexity of the regulatory environment and the cost of compliance. If these laws change without our knowledge, or are violated by importers, designers, manufacturers or distributors, we could experience delays in shipments and receipt of goods or be subject to fines or other penalties under the controlling regulations, any of which could adversely affect our business. Moreover, legal actions may be filed against us from time to time, including class actions. These actions may assert commercial, tort, intellectual property, customer, employment, data privacy, securities or other claims. We may also be impacted by litigation trends, including class action lawsuits involving consumers and shareholders, that could have a material adverse effect on our reputation, the market price of our common shares, or our results of operations, financial condition and cash flows.

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

Pursuant to generally accepted accounting principles, we are required to recognize an impairment charge when circumstances indicate that the carrying value of long-lived assets and intangible assets with finite lives may not be recoverable. Management’s policy in determining whether an impairment indicator exists (i.e., a triggering event) comprises measurable operating performance criteria as well as qualitative measures. If a determination is made that the asset’s carrying value is not recoverable over its estimated useful life, the asset is written down to estimated fair value, if lower. The determination of fair value of the assets is generally based on estimated expected discounted future net cash flows, which is generally measured by discounting expected future cash flows identifiable with the long-lived asset at our weighted-average cost of capital. If these estimates or projections change, we may be required to record additional impairment charges on certain of these assets. We have recognized impairment charges related to under-performing store locations of approximately $11.1 million in fiscal 2015 for 87 stores, $77.2 million in fiscal 2014 for 341 stores and $46.1 million in fiscal 2013 for 230 stores.

Additionally, pursuant to generally accepted accounting principles, we are required to perform impairment tests on our identifiable intangible assets with indefinite lives, including goodwill, annually or at any time when certain events occur, which could impact the value and earnings of our operating segments. Our determination of whether impairment has occurred is based on a comparison of the assets’ estimated fair market values with the assets’ carrying values. Significant and unanticipated changes to these estimates could require impairment charges in a future period that could substantially affect our statement of operations in the period of such change. We recognized impairment charges of $5.1 million in fiscal 2014 for impairments to the GoJane trademark. There were no impairment charges recorded for our identifiable intangible assets in fiscal 2015 and fiscal 2013.

As previously announced, in connection with Chapter 11 cases and the Company’s closure of 113 U.S. locations, as well as all 41 stores in Canada, the Company estimates that it will incur pre-tax restructuring and impairment charges related to these actions totaling approximately $60 million to $70 million through the second quarter of fiscal 2016, which includes approximately $44 million to $56 million of future cash expenses primarily related to lease termination costs.

Changes in accounting standards and estimates could materially impact our results of operations.

Generally accepted accounting principles and the related authoritative guidance, for many aspects of our business, including revenue recognition, inventories, long-lived assets, goodwill, intangible assets, leases, income taxes and stock-based compensation are complex and involve subjective judgments. Changes in these rules or changes in the underlying estimates, assumptions or judgments by our management could have a material impact on our results of operations. For example, the updated guidance for lease accounting may have a material impact on our results of operations and financial position.

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

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

We lease all of our store locations. Most of our stores are located in shopping malls throughout the U.S. and Canada. Most of our store leases have a term of ten years and require us to pay additional rent based on specified percentages of sales after we achieve specified annual sales thresholds. Generally, our store leases do not contain extension options. Our store leases typically include a pre-opening period of approximately 90 days that allows us to take possession of the property to fixture and merchandise the store. Typically rent payment commences when the stores open. We recognize rent expense in our Consolidated Financial Statements on a straight-line basis over the non-cancellable term of each individual underlying lease, commencing when we take possession of the property. Generally, our leases allow for termination by us after a certain period of time if sales at that site do not exceed specified levels. Additionally, our leases generally have co-tenancy clauses giving us the right to pay reduced rent in the event the mall or center fails to maintain a certain occupancy percentage. After a certain period of time of reduced rent payments, we may be able to terminate the lease. On May 4, 2016, we announced that as a part of our effort to position the Company for long-term success, we are reviewing our leases and other contracts to ensure they are competitive with current market dynamics.

We lease 121,000 square feet of office space in New York, New York under various leases. The facilities are used as our corporate headquarters and for our design, sourcing and production teams. These leases expire in 2016, 2020 and 2021.

We lease 69,000 square feet of office space in Lyndhurst, New Jersey.  This facility is used as our administrative offices for finance, operations and information systems personnel. This lease expires in 2028 and provides us with a five year option to extend at the end of the initial term.

In addition, we lease a 315,000 square foot distribution and warehouse facility in South River, New Jersey. This lease expires in 2021. We also lease a second 360,000 square foot distribution facility in Ontario, California.  This lease expires in 2019 with a five year option to extend at the end of the initial term.  These facilities are used to warehouse inventory needed to replenish and back-stock all of our U.S. and Puerto Rico stores, as well as to serve our general warehousing needs. In addition, we receive, fulfill and ship e-commerce orders for GoJane from our Ontario, California distribution center.

We lease 1,400 square feet of office space in Ontario, Canada for administrative purposes. The lease expires in 2018.

We lease 11,000 square feet of office space in Los Angeles, California. This facility is used as the administrative office for GoJane. This lease expires in 2022.  The lease provides us with two terms of three-year options to renew at 95% of fair market value.

Item 3.  Legal Proceedings

On the Petition Date, we filed voluntary petitions for Chapter 11 relief under the Bankruptcy Code in the Bankruptcy Court. The cases are being jointly administered. We continue to operate our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. As of the Petition Date, all pending litigation wherein we are named as a defendant is generally stayed by operation of federal bankruptcy law, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against us. At this time, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on our business.

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

Item 4.  Mine Safety Disclosures

None

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Through April 21, 2016, our common stock had been traded on the New York Stock Exchange under the symbol "ARO." On April 21, 2016 the New York Stock Exchange determined that our common stock was no longer suitable for listing pursuant to Section 82.01D of the NYSE's Listed Company Manual due to an "abnormally low" stock price and trading in the company's stock was suspended.
From April 22, 2016 through May 4, our common stock was traded on the OTCQX® Best Market, which is operated by OTC Markets Group Inc., under the symbol “AROP.” In connection with the Chapter 11 Cases, as of May 5, 2016, the Company’s common equity was transferred to the Pink market, operated by OTC Markets Group, Inc., under the symbol “AROPQ.” The following table sets forth the range of high and low sales prices of our common stock, as reported on the New York Stock Exchange and the OTCQX® Best Market and Pink market, for the indicated periods since February 2, 2014.

	Market Price
	High	Low
Fiscal 2015
4th quarter	$0.83	$0.24
3rd quarter	1.58	0.47
2nd quarter	3.17	1.42
1st quarter	4.33	2.40
Fiscal 2014
4th quarter	$3.54	$2.20
3rd quarter	4.25	2.81
2nd quarter	4.88	3.14
1st quarter	7.67	4.48

As of March 28, 2016, there were 517 stockholders of record. However, when including others holding shares in broker accounts under street name, we estimate the shareholder base at approximately 21,825.

PERFORMANCE GRAPH

The following graph shows the changes, for the five-year period ended January 30, 2016, in the value of $100 invested in shares of our common stock, the Standard & Poor’s MidCap 400 Composite Stock Price Index (the “S&P MidCap 400 Index”) and the Standard & Poor’s Apparel Retail Composite Index (the “S&P Apparel Retail Index”). The plotted points represent the closing price on the last trading day of the fiscal year indicated.

As of fiscal 2015, Aéropostale, Inc. is not a component of the S&P Midcap 400 or the S&P Smallcap 600.

	1/29/2011	1/28/2012	2/2/2013	2/1/2014	1/31/2015	1/30/2016

Aéropostale, Inc.	$100.00	$67.71	$55.46	$28.96	$10.02	$1.07
S&P Midcap 400	100.00	102.71	121.77	148.39	164.55	153.54
S&P Smallcap 600	100.00	107.50	124.11	159.41	169.22	161.28
S&P Apparel Retail	100.00	131.87	177.10	205.30	259.06	278.63

We have not paid a dividend on our common stock during our last three fiscal years, and we do not have any current intention to pay a dividend on our common stock. See Note 11 to the Notes to Consolidated Financial Statements for a description of terms that may limit the Company’s ability to pay dividends.

Purchases of Equity Securities by the Issuer

We repurchase our common stock from time to time under a stock repurchase program.  The repurchase program may be modified or terminated by the Board of Directors at any time, and there is no expiration date for the program. The extent and timing of repurchases depends upon general business and market conditions, stock prices, opening and closing of our stock trading window, and liquidity and capital resource requirements going forward. There were no purchases of common stock during fiscal 2015 under the stock repurchase program. As of January 30, 2016, we have $104.4 million of repurchase authorization remaining under our share repurchase program (see Note 7 to the Notes to Consolidated Financial Statements for further discussion regarding this program).

Sale of Unregistered Securities

None.

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with our Consolidated Financial Statements and other financial information appearing elsewhere in this document. The fiscal 2012 retail calendar includes a 53rd week and therefore fiscal 2013 comparable statistics are compared to a shifted fiscal 2012 calendar.

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013 (7)	January 28, 2012
	(In thousands, except per share and store data)
Statements of Operation Data:
Net sales	$1,506,867	$1,838,663	$2,090,902	$2,386,178	$2,342,260
Gross profit (1)	$293,002	$336,438	$357,363	$589,357	$608,344
Gross profit, as a percent of sales (1)	19.4%	18.3%	17.1%	24.7%	26.0%
SG&A, as a percent of sales (2)	27.8%	27.7%	25.9%	22.2%	21.1%
(Loss) income from operations (3) (4) (5)	$(119,410)	$(213,138)	$(185,206)	$59,511	$113,515
(Loss) income from operations, as a percent of sales (3) (4) (5)	(7.9)%	(11.6)%	(8.8)%	2.5%	4.9%
Net (loss) income, as a percent of sales (6)	(9.1)%	(11.2)%	(6.8)%	1.5%	3.0%
Net (loss) income (6)	$(136,943)	$(206,458)	$(141,831)	$34,923	$69,515
Diluted earnings (loss) per common share	$(1.72)	$(2.62)	$(1.81)	$0.43	$0.85
Selected Operating Data:
Number of stores open at end of period	811	860	1,100	1,084	1,057
Comparable sales change (including the e-commerce channel)	(9)%	(11)%	(15)%	(2)%	(8)%
Comparable average unit retail change (including the e-commerce channel)	(4)%	5%	(6)%	(4)%	(9)%
Average net sales per store (in thousands)	$1,570	$1,507	$1,648	$1,991	$2,064
Average square footage per store	3,865	3,830	3,717	3,703	3,698
Net store sales per average square foot	$408	$403	$445	$538	$561

	As of
	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013 (7)	January 28, 2012
	(In thousands)
Balance Sheet Data:
Working capital	$51,691	$150,438	$136,260	$236,434	$248,588
Total assets	$354,383	$512,189	$647,641	$740,844	$735,233
Long-term liabilities	$76,354	$81,248	$126,588	$126,974	$132,588
Total debt	$142,960	$138,540	$—	$—	$—
Accumulated (deficit) earnings (8)	$(291,908)	$(154,965)	$51,493	$193,324	$459,279
Total stockholders’ (deficit) equity	$(35,646)	$93,552	$280,692	$410,364	$409,434
_____

(1)
Cost of sales includes asset impairment charges of $11.1 million ($11.1 million after tax, or $0.14 per diluted share) for fiscal 2015, $46.7 million ($41.9 million after tax, or $0.53 per diluted share) for fiscal 2014, $46.1 million ($29.5 million after tax, or $0.38 per diluted share) for fiscal 2013, $32.6 million ($19.7 million after tax, or $0.25 per diluted share) for fiscal 2012 and $16.0 million ($9.9 million after tax, or $0.12 per diluted share) for 2011 (see Note 4 to the Notes to Consolidated Financial Statements for a further discussion).

During fiscal 2011, we also recorded a benefit in cost of sales of $8.7 million ($5.3 million after tax, or $0.06 per diluted share), resulting from a dispute with one of our sourcing suppliers, related to prior period allowances.

(2)
SG&A includes consulting fees of $2.0 million ($2.0 million after tax, or $0.02 per diluted share), severance costs of $1.4 million ($1.4 million after tax, or $0.02) and the relinquishment of our CEO's stock options of $1.5 million ($1.5 million after tax, or $0.02 per diluted share) during fiscal 2015. It was partially offset by a SERP settlement benefit of $1.1 million ($1.1 million after tax, or $0.01 per diluted share).

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

(3)
Restructuring benefit for fiscal 2015 included lease costs, net of liability reversals of $6.5 million ($6.5 million after tax, or $0.08 per diluted share) partially offset by other restructuring charges of $0.4 million ($0.4 million after tax, or $0.00 per diluted share).

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

(4)
During fiscal 2014, we recorded intangible asset impairment charges for GoJane of $5.1 million ($4.0 million after tax, or $0.05 per diluted share) (see Note 6 to the Notes to Consolidated Financial Statements).

(5)
During fiscal 2015, we recorded a benefit for an adjustment for fair value related to contingent consideration for GoJane of $0.8 million ($0.8 million after tax, or $0.01 per diluted share) (see Note 5 and 6 to the Notes to Consolidated Financial Statements).

During fiscal 2014, we recorded a benefit for an adjustment for fair value related to contingent consideration for GoJane of $4.5 million ($3.5 million after tax, or $0.04 per diluted share) (see Note 5 and 6 to the Notes to Consolidated Financial Statements).

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

(8)
On January 11, 2013, we retired 13.6 million shares of our treasury stock.  These shares remain as authorized stock; however they are now considered unissued.  In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 505, “Equity” (“ASC 505”), the treasury stock retirement resulted in a reduction of the following on our consolidated balance sheet: common stock by $0.1 million, treasury stock by $301.0 million and retained earnings by $300.9 million.  There was no effect on total stockholders’ equity position as a result of the retirement (See Note 7 to the Notes to Consolidated Financial Statements for a further discussion).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve certain risks and uncertainties, including statements regarding our strategic direction, prospects and future results. Certain factors, including factors outside of our control, may cause actual results to differ materially from those contained in the forward-looking statements. The risk factors included in Part I, Item 1A should be read in connection with evaluating our business and future prospects. All forward looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update or revise such forward-looking statements to reflect events or circumstances that occur after such statements are made.

Overview

The retail environment remains highly competitive and promotional, and mall traffic continues to remain challenging. We believe that fast-fashion retailers have absorbed some market share from more traditional teen retailers.  Additionally, we believe that over the last few years, our customers' taste and preference has shifted.  We also think that apparel retailers are competing with technology products, like smart phones and apps, for our core teen customer’s discretionary spending.  These factors have contributed to our unfavorable financial results.  Therefore, we are focused on executing our key merchandising, operational and financial initiatives to improve our performance.

Chapter 11 Bankruptcy Proceedings

On May 4, 2016 (the “Petition Date”), Aéropostale, Inc. and each of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) and the filings therein (the “Chapter 11 Filings”). The Chapter 11 cases have been consolidated for procedural purposes only and are being administered jointly under the caption “In re Aéropostale, Inc., et al.,” Case No. 16-11275. During the pendency of the Chapter 11 Cases, we will continue to operate our business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

DIP Financing

In connection with the Chapter 11 Filings, Aéropostale, Inc., as borrower, certain Debtors as guarantors, the lenders party thereto from time to time, and Crystal Financial, LLC, entered into an asset-based credit facility in an aggregate principal amount of up to $160 million (the “DIP Facility”). On May 6, 2016, the Bankruptcy Court granted approval to the Company to draw $100 million in interim financing from the DIP Facility, which the Company intends to use for general purposes and also to pay off the Credit Facility (as defined below).

Further information on the terms of the DIP Facility is included below under “Liquidity and Capital Resources.”

Financial Performance and Liquidity Update

Amongst other things, declining mall traffic due to a shift in customer demand away from apparel to technology and personal experiences, a highly promotional and competitive retail environment and a change in our customers' taste and preference have contributed to unfavorable financial performance. We have experienced declining comparable store sales and incurred net losses from operations. This has led to cash outflows from operations of $68.5 million in fiscal 2015, $55.7 million in fiscal 2014 and $38.4 million in fiscal 2013.

As we discuss further below, we have taken numerous steps to enhance our liquidity position, including, among other things, amending our Credit Facility on August 18, 2015 to increase borrowing availability and extend the maturity date (see Note 11 to the Notes to Consolidated Financial Statements), effectuating our plan to restructure the P.S. from Aéropostale business and to reduce costs and close under-performing Aéropostale stores in the United States and Canada, focusing on merchandising and operational initiatives described throughout this Report, and taking various other strategic actions directed toward improving our profitability and liquidity. During fiscal 2015, we reduced our capital expenditures to $15.7 million from $23.8 million in fiscal 2014, and expect to further reduce capital expenditures to less than $14.0 million during fiscal 2016.

In addition, following a strategic business review in the fourth quarter of 2015, we instituted an aggressive cost reduction program targeting both direct and indirect spending across the organization ("2015 Cost Reduction Program").  The Company expects this program to generate approximately $35.0 million to $40.0 million in annualized pre-tax savings which is expected to be fully achieved in fiscal 2016. As part of this program, we have reduced our corporate headcount by approximately 100 positions, or 13%, at the end of fiscal 2015. In fiscal 2014, we reduced our corporate headcount by 100 open or occupied corporate positions ("2014 Cost Reduction Program").

In March 2016, we announced that the Company was engaged in a dispute with MGF Sourcing relating to the Sourcing Agreement. This caused a disruption in the supply of merchandise and resulted in both a liquidity constraint and lost sales. On May 11, 2016, the Company reached an agreement in principle with MGF Sourcing to resolve the dispute subject to approval of the Bankruptcy Court.

In the first quarter of 2016, our Board of Directors authorized management to explore a full range of strategic alternatives, including a potential sale or restructuring of the Company. The Company retained financial and other advisors to assist in a review of alternatives.

On May 4, 2016, the Company filed the Chapter 11 Filings and entered into the DIP Facility to assist with financing its ongoing operations subject to final Bankruptcy Court approval. The Company also announced that as a part of its effort to position the Company for long-term success, it is reviewing its leases and other contracts to ensure they are competitive with current market dynamics and is closing an additional 113 U.S. locations, as well as all 41 stores in Canada.

We expect to continue to operate in the normal course of business during the reorganization process. Unless otherwise authorized by the Bankruptcy Court, the Bankruptcy Code prohibits us from making payments to creditors on account of pre-petition claims. Vendors are, however, being paid for goods furnished and services provided after the Petition Date in the ordinary course of business. Further, while we continue to explore strategic alternatives through the reorganization process, we will also continue to focus internally on improving our performance through our merchandising, operational and financial initiatives. We expect to implement our strategic initiatives in 2016 and our additional merchandising and operational initiatives as described in this report, in an effort to improve liquidity and profitability; however, there can be no assurance of whether or when we will successfully emerge from bankruptcy or if any of the alternatives we are considering will be successfully completed on acceptable terms.

While our financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern, our liquidity constraints have raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other things, the consummation of a plan of reorganization and our ability to comply with the financial and other covenants contained in the DIP Facility.

Aéropostale Common Stock

On April 21, 2016, the NYSE notified the Company that the NYSE had suspended trading in our common stock, effective immediately, and had commenced proceedings to delist the stock from the NYSE pursuant to Section 802.01D of the NYSE’s Listed Company Manual due to an “abnormally low” trading price. From April 22, 2016 through May 4, 2016, the Company’s common stock was traded on the OTCQX® Best Market, which is operated by OTC Markets Group, Inc., under the symbol “AROP.” In connection with the Chapter 11 Cases, as of May 5, 2016, the Company’s common equity was transferred to the Pink market, operated by OTC Markets Group, Inc.

Sourcing Arrangements

During May 2014, we entered into a non-exclusive sourcing agreement with MGF Sourcing US, LLC, an affiliate of Sycamore Partners (the “Sourcing Agreement”), which included $150.0 million in secured credit facilities (see Note 3 to the Notes to Consolidated Financial Statements). As discussed above, in March 2016, we announced that the Company was engaged in a dispute with MGF Sourcing relating to the Sourcing Agreement. This caused a disruption in the supply of merchandise and resulted in both a liquidity constraint and lost sales. On May 11, 2016, the Company reached an agreement in principle with MGF Sourcing to resolve the dispute subject to approval of the Bankruptcy Court.

On February 2, 2015, we revised and renewed a master sourcing agreement (the “Supplier Agreement”) with another one of our suppliers. Under the ten-year agreement, we received an advance volume purchase discount equivalent to approximately $1.75 million per annum throughout the life of the Supplier Agreement as commitment of meeting certain minimum thresholds. Should we fail to meet the annual purchase minimum thresholds we would be required to make certain agreed upon shortfall payments. See Note 2 to the Notes to Consolidated Financial Statements.

On April 19, 2016, we amended and restated the Supplier Agreement. This amendment decreased the annual purchase commitment and removed the opportunity to receive an additional purchase discount. See Note 20, Subsequent Event, to the Notes to Consolidated Financial Statements.

Merchandising and Operational Initiatives

Merchandising and operational initiatives that we are implementing include, but are not limited to, the following:

•
We have redefined our merchandising model to emphasize updated classic merchandise enhanced with contemporary additions that we believe will result in an exciting and unique total store assortment and presentation.

•
In fiscal 2016, we have divided our store base into two chains, the Factory Chain and the Mall Chain, to better serve our core customers. We will differentiate the product assortments between Factory Chain and Mall Chain so that while much of the product will be common to both, there will be Factory Chain exclusives and Mall Chain exclusives which will be suited specifically to the customer preferences we have identified.

•	We are refining the manner in which we promote merchandise and our use of in-store marketing, tailoring the messages for each customer group of the two store chains.

•
We are more targeted in our patterns of merchandise allocation and distribution. We are therefore moving towards a more targeted product allocation method rather than universally allocating product. In fiscal 2016, we will be allocating merchandise based on our Factory and Mall Chain strategy rather than universally allocating product.

•
We continue to focus on the growth of our international licensing business. We recently announced new licensing agreements to bring Aéropostale stores to Thailand, Egypt and Indonesia, and our licensees recently opened stores in India and the Republic of Ireland. We also announced the extension of our licensing agreement with our partner in Mexico.

The discussion in the following section is on a consolidated basis, unless indicated otherwise.

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table.

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net sales (in thousands)	$1,506.9	$1,838.7	$2,090.9
Retail stores and e-commerce net sales	$1,474.0	$1,804.0	$2,069.4
International licensing net sales	$32.9	$34.7	$21.5
Total store count at end of period	811	860	1,100
Comparable store count at end of period	807	833	1,023
Net sales change	(18)%	(12)%	(12)%
Comparable sales change (including the e-commerce channel)	(9)%	(11)%	(15)%
Comparable average unit retail change (including the e-commerce channel)	(4)%	5%	(6)%
Comparable units per sales transaction change (including the e-commerce channel)	(1)%	(6)%	2%
Comparable sales transaction change (including the e-commerce channel)	(4)%	(10)%	(11)%
Net store sales per average square foot	$408	$403	$445
Average net sales per store (in thousands)	$1,570	$1,507	$1,648
Gross profit (in millions)	$293.0	$336.4	$357.4
Loss from operations (in millions)	$(119.4)	$(213.1)	$(185.2)
Retail stores and e-commerce loss from operations	$(135.9)	$(144.6)	$(153.5)
International licensing income from operations	$29.2	$31.2	$20.0
Other [1]	$(12.7)	$(99.7)	$(51.8)
Diluted loss per share	$(1.72)	$(2.62)	$(1.81)
Average square footage change	(19)%	(3)%	3%
Change in total inventory over comparable period	(8)%	(24)%	11%
Change in store inventory per retail square foot	(3)%	(9)%	12%
Percentages of net sales by category:
Young Women’s	65%	65%	65%
Young Men’s	35%	35%	35%

1 Other items include income (charges) that are not included in the segment income (loss) from operations reviewed by the Company’s chief operating decision maker, our Chief Executive Officer. See Note 18 to the Notes to the Consolidated Financial Statements for a further discussion.

Results of Operations

The following table sets forth our results of operations expressed as a percentage of net sales. We also use this information to evaluate the performance of our business:

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	100.0%	100.0%	100.0%
Gross profit	19.4%	18.3%	17.1%
Selling, general and administrative expenses	27.8%	27.7%	25.9%
Restructuring (benefit) charge	(0.4)%	2.2%	—%
Intangible asset impairment	—%	0.3%	—%
Reversal of contingent consideration	(0.1)%	(0.3)%	—%
Loss from operations	(7.9)%	(11.6)%	(8.8)%
Interest expense, net	1.0%	0.5%	—%
Loss before income taxes	(8.9)%	(12.1)%	(8.8)%
Income tax (benefit) expense	0.2%	(0.9)%	(2.0)%
Loss income	(9.1)%	(11.2)%	(6.8)%

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

Net sales decreased by $331.8 million, or by 18% in fiscal 2015, as compared to fiscal 2014. The decrease in net sales was driven by:

•a decrease of $133.8 million, or 9%, in comparable sales, including e-commerce revenue;
•a decrease in average square footage of 19%, resulting from the closing of 50 stores during fiscal 2015; and
•a decrease of $196.2 million in non-comparable sales.
•a decrease of $1.8 million in our international licensing revenue

Consolidated comparable sales, including the e-commerce channel, decreased by 11% in our young men's and by 7% in our young women's category in fiscal 2015. The overall comparable sales, including the e-commerce channel, reflected decreases of 4% in the number of sales transactions, 4% in average unit retail and 1% in units per sales transaction.

Net sales decreased by $252.2 million, or by 12% in fiscal 2014, as compared to fiscal 2013. The decrease in net sales was driven by:

•a decrease of $212.0 million, or 11%, in comparable sales, including e-commerce revenue;
•a decrease in average square footage of 3%, resulting from the closing of 248 stores during fiscal 2014; and
•a decrease of $53.4 million in non-comparable sales.

Additionally, revenue from our international licensing segment increased to $34.7 million during fiscal 2014 from $21.5 million in fiscal 2013. The increase was primarily due to the increase in licensee operated locations to 239 as of January 31, 2015 from 96 as of February 1, 2014.

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

Gross profit decreased by $43.4 million during fiscal 2015 versus fiscal 2014. The decrease was primarily due to the decrease in net sales and the lower margin as a percentage of sales as discussed below. Gross profit also includes the impact of asset impairment charges of $11.1 million in fiscal 2015 and $46.7 million in fiscal 2014.

Gross profit, as a percentage of net sales, increased by 1.1 percentage points in fiscal 2015 compared to fiscal 2014. This was due to a decrease in merchandise margin of 0.2 percentage points offset by 1.3 percentage points of leverage impact in occupancy expense, depreciation expense, distribution and transportation costs and buying costs.

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

SG&A decreased by $89.3 million during fiscal 2015 compared to fiscal 2014. The decrease was due in part to the closure of stores during fiscal 2015 and expense savings initiatives. Store expenses, primarily payroll, decreased by $42.9 million, and store transaction expense decreased by $3.4 million. In addition, corporate expenses decreased by $29.3 million, e-commerce transaction expenses decreased by $9.6 million as a result of the decrease in sales, and marketing expenses decreased by $4.1 million.

SG&A, as a percentage of net sales, increased by 0.1 percentage points during fiscal 2015 compared to fiscal 2014.  The increase in SG&A, as a percentage of net sales, was due primarily to a 0.4 percentage point deleverage impact from marketing expenses partially offset by a 0.3 percentage point leverage from lower corporate expenses.

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

Restructuring Charges and Other Income (Loss)

Restructuring charges related to the 2014 Cost Reduction Program included a benefit of $6.1 million for fiscal 2015. The benefit was due to reversals of exit cost obligation liabilities resulting from subsequent lease terminations.

During 2014, we recorded restructuring charges of $40.4 million related to the 2014 Cost Reduction Program. Restructuring charges consisted primarily of asset impairment charges of $30.5 million, severance of $4.1 million, consulting costs of $3.8 million, net lease exit costs of $1.7 million and other exit costs of $0.3 million (see Note 4 to the Notes to the Consolidated Financial Statements for a further discussion). Additionally, we recorded an intangible asset impairment charge of $5.1 million related to the write-down of the GoJane trademark and a benefit from the reversal of a portion of the previously established contingent consideration of $4.5 million during fiscal 2014 related to the acquisition of GoJane (see Note 6 to the Notes to the Consolidated Financial Statements for a further discussion).

(Loss) Income from Operations

As a result of the above, loss from operations was $119.4 million for fiscal 2015, compared to $213.1 million for fiscal 2014 and $185.2 million for fiscal 2013. The income from operations from our international licensing segment was $29.2 million for fiscal 2015, compared with $31.2 million for fiscal 2014 and $20.0 million for fiscal 2013. In addition, other items, which include charges that are not included in the segment income (loss) from operations reviewed by the Company’s chief operating decision maker, our Chief Executive Officer, were $12.7 million for fiscal 2015, $99.7 million for fiscal 2014 and $51.8 million for fiscal 2013 (see Note 18 to the Notes to the Consolidated Financial Statements for a further discussion).

Income Tax (Benefit) Provision

The effective tax rate was an expense rate of 3.5% for fiscal 2015, compared to benefit rates of 7.0% for fiscal 2014 and 23.8% for fiscal 2013.  During fiscal 2014, we accounted for the utilization of our remaining available net operating loss carrybacks.  While the balance of 2014 and 2015's losses can be carried forward and utilized against future taxable income, the related deferred tax assets have a full valuation allowance applied against them.  The lower tax rate for fiscal 2015 was due to various minimum taxes and the full valuation allowance provided against all of the company’s deferred tax assets.

We expect our effective tax expense rate for fiscal 2016 to be 4% to 5% due to the continued establishment of valuation allowances against deferred tax assets.

Net Loss and Loss Per Share

As a result of the above, net loss was $136.9 million, or $1.72 per diluted share, for fiscal 2015, compared with net loss of $206.5 million, or $2.62 per diluted share, for fiscal 2014 and net loss of $141.8 million, or $1.81 per diluted share, for fiscal 2013.

Liquidity and Capital Resources

Our cash requirements are primarily for working capital, debt interest payments, remodeling or updating existing stores, the improvement or enhancement of our information technology systems and the construction of a limited number of new stores. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year.

Amongst other things, declining mall traffic due to a shift in customer demand away from apparel to technology and personal experiences, a highly promotional and competitive retail environment and a change in our customers' taste and preference has contributed to unfavorable financial performance. We have incurred declining comparable sales and net losses from operations. This has led to cash outflows from operations of $68.5 million in fiscal 2015 and $55.7 million in fiscal 2014. Over the past years, we have taken the following steps to enhance our liquidity position, reduce costs and increase sales:

•
The Company instituted a 2015 Cost Reduction Program.  The Company expects this new program to generate approximately $35.0 million to $40.0 million in annualized pre-tax savings which is expected to be fully achieved in fiscal 2016. As part of its new cost reduction program, Aéropostale has reduced corporate headcount by approximately 100 positions, or 13%, by the end of fiscal 2015. This is in addition to the corporate headcount reduction of 100 open or occupied corporate positions effectuated in connection with the 2014 Cost Reduction Program.

•	In August 2015, we amended our Credit Facility to increase borrowing availability and extend the maturity date, among other things (see Note 11 to the Notes to Consolidated Financial Statements).

•	In February 2015, we received an advance volume purchase discount of $17.5 million from a supplier (see Note 2 to the Notes to the Consolidated Financial Statements for a further discussion).

•
As part of our plan to restructure the P.S. from Aéropostale business and to reduce costs, we closed 126 P.S. from Aéropostale stores, primarily in mall locations (see Note 4 to the Notes to the Consolidated Financial Statements).

•	We also closed 122 under-performing Aéropostale stores in the United States and Canada during fiscal 2014 and closed additional stores during 2015.

•
During fiscal 2015, we reduced our capital expenditures to $15.7 million from $23.8 million in fiscal 2014, and expect to further reduce capital expenditures to less than $14.0 million during fiscal 2016.

•	We have focused on strategic initiatives to improve our financial performance as discussed above under the Overview section of Item 7.

In May 2014, we received net proceeds of $137.6 million from the $150.0 million debt facilities with affiliates of Sycamore Partners. We used the proceeds of this financing transaction for working capital and other general corporate purposes. See Note 3 to the Consolidated Financial Statements for further discussion of these arrangements.

In conjunction with this arrangement, we also entered into a sourcing agreement with MGF Sourcing US, LLC, an affiliate of Sycamore Partners. As previously disclosed, the Company was engaged in a dispute with MGF Sourcing relating to the Sourcing Agreement. This caused a disruption in the supply of merchandise and resulted in both a liquidity constraint and lost sales. On May 11, 2016, the Company reached an agreement in principle with MGF Sourcing to resolve the dispute subject to approval of the Bankruptcy Court.

At January 30, 2016, we had working capital of $51.7 million, including cash and cash equivalents of $65.1 million, and our revolving credit facility had availability of $130.8 million with no borrowings outstanding. Our cash on hand and availability under the Credit Facility exceeded the $70.0 million minimum availability covenant under the Loan Agreement with affiliates of Sycamore Partners by $125.9 million. As of January 30, 2016, we were not aware of any instances of noncompliance with any financial covenants in the Credit Facility.

In the first quarter of 2016, our Board of Directors authorized management to explore a full range of strategic alternatives, including a potential sale or restructuring of the Company. The Company retained financial and other advisors to assist in a review of alternatives.

On May 4, 2016, we filed the Chapter 11 Filings and entered into the DIP Facility to assist with financing our ongoing operations. The Chapter 11 Filings constituted an event of default and automatic acceleration of our prepetition loans. Notwithstanding the defaults and automatic acceleration, the lenders cannot exercise any remedies because of an automatic stay that is in place under Bankruptcy Laws in connection with the Chapter 11 Filings.

On May 6, 2016, the Bankruptcy Court granted approval for us to draw $100 million in interim financing from the DIP Facility, which we are using for general purposes and also have utilized to pay off the Credit Facility (as defined below). The DIP Facility requires that we maintain minimum excess availability of at least (a) $25,000,000 during the month of May 2016 and (b) $13,000,000 at all times thereafter. In addition, the DIP Facility includes a covenant that requires us to limit expenditures to amounts provided in an agreed DIP budget, subject to certain permitted variances. Furthermore, the DIP Facility includes a series of milestones related to the Chapter 11 Cases. While these milestones allow us to simultaneously pursue both a plan of reorganization and a sale process, either path requires us to achieve a series of intermediate process benchmarks and, in any event, requires that a plan become effective or a sale be consummated, in either case, within 145 days after the Petition Date. Failure to comply with these covenants or milestones would result in an event of default under the DIP Facility and permit the lenders thereunder to accelerate the loans and otherwise exercise remedies under the loan documentation for the DIP Facility.

The Company also announced that as a part of its efforts to position the Company for long-term success, it is reviewing its leases and other contracts to ensure they are competitive with current market dynamics and it is also closing 113 U.S. locations, as well as all 41 stores in Canada.

We expect to continue to operate in the normal course of business during the reorganization process. Unless otherwise authorized by the Bankruptcy Court, the Bankruptcy Code prohibits us from making payments to creditors on account of pre-petition claims. Vendors are, however, being paid for goods furnished and services provided after the Petition Date in the ordinary course of business. Further, while we continue to explore strategic alternatives through the reorganization process, we will also continue to focus internally on improving our performance through our merchandising, operational and financial initiatives. We expect to implement our strategic initiatives in 2016 and our additional merchandising and operational initiatives as described above in an effort to improve liquidity and profitability; however, there can be no assurance of whether or when we will successfully emerge from bankruptcy or if any of the alternatives we are considering will be successfully completed on acceptable terms.

While our financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern, our liquidity constraints have raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other things, the consummation of a plan of reorganization and our ability to comply with the financial and other covenants contained in the DIP Facility.

The following table sets forth our cash flows for the period indicated (in thousands):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net cash used in operating activities	$(68,491)	$(55,710)	$(38,373)
Net cash used in investing activities	(15,712)	(25,844)	(84,470)
Net cash (used in) provided by financing activities	(1,720)	127,719	(1,387)
Effect of exchange rate changes	(730)	(932)	(754)
Net (decrease) increase in cash and cash equivalents	$(86,653)	$45,233	$(124,984)

Operating Activities

Cash flows used in operating activities increased by $12.8 million to $68.5 million in fiscal 2015 from $55.7 million in the prior year.  This increase in cash used was due primarily to $40.4 million less in tax refunds in fiscal 2015 compared to the prior year, which was partially offset by the advance volume purchase discount of $17.5 million received in the current year as well as the timing of vendor payments. The decrease in net income of $69.5 million was partially offset by a net reduction in non-cash items of $59.9 million.

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

Investing Activities

During fiscal 2016, we plan to invest not more than $14.0 million in capital expenditures to remodel a limited number of stores when circumstances warrant, such as when required by lease agreements and for a number of information technology investments. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and other strategic investments.

We invested $15.7 million in capital expenditures in fiscal 2015, primarily to construct one new Aéropostale store, to remodel 28 existing stores and for a number of information technology investments.

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

Financing Activities

During fiscal 2015, net cash used in financing activities was $1.7 million. During fiscal 2014, net cash provided by financing activities was $127.7 million, which included $137.6 million of net proceeds related to the Sycamore Transaction offset by $5.9 million of related deferred financing fees paid in connection with the transaction (see Note 3 to the Notes to Consolidated Financial Statements for a further discussion). During fiscal 2013, net cash provided by financing activities was $1.4 million.

Transaction with Affiliates of Sycamore Partners

On May 23, 2014, we entered into (i) a Loan and Security Agreement (the "Loan Agreement") with affiliates of Sycamore Partners, (ii) a Stock Purchase Agreement (the "Stock Purchase Agreement") with Aero Investors LLC, an affiliate of Sycamore Partners for the purchase of 1,000 shares of Series B Convertible Preferred Stock of the Company, $0.01 par value (the "Series B Preferred Stock") and (iii) an Investor Rights Agreement with Sycamore Partners (collectively "Sycamore Transactions"). See Note 3 to the Notes to the Consolidated Financial Statements for a further discussion.

Sycamore Partners is considered a related party due to the agreements with its affiliates described above combined with its ownership interest in us. As of May 23, 2014 and December 31, 2015, Lemur LLC, an affiliate of Sycamore Partners, owned approximately 8% of our outstanding common stock. As of February 9, 2016, Lemur LLC ceased to be the beneficial owner of more than five percent of the Company's common stock.

The Loan Agreement made term loans available to us in the principal amount of $150.0 million, consisting of two tranches: a five-year $100.0 million term loan facility (the "Tranche A Loan") and a 10-year $50.0 million term loan facility (the "Tranche B Loan" and, together with the Tranche A Loan, the "Term Loans"). The Loan Agreement also contained a $70.0 million minimum liquidity covenant.

On May 23, 2014, the Term Loans were disbursed in full and we received net proceeds of $137.6 million from affiliates of Sycamore Partners, after deducting the first year interest payment and certain issuance fees. The proceeds of the Term Loans were used for working capital and other general corporate purposes.

The Tranche A Loan bears interest at a rate equal to 10% per annum and, at our election, up to 50% of the interest can be payable-in-kind during the first three years and up to 20% of the interest can be payable-in-kind during the final two years. The first year of interest under the Tranche A Facility in the amount of $10.0 million was prepaid in cash in full on May 23, 2014, and no other interest payments were required to be paid during the first year of the Tranche A Loan. The Tranche A Loan has no annual scheduled repayment requirements. The Tranche B Loan does not accrue any interest and is to be repaid in equal annual installments of 10% per annum beginning in fiscal 2016. As of May 6, 2016, there was an aggregate outstanding principal amount of $151.25 million: $101.25 million in Tranche A and $50 million in Tranche B.

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

Prior to the Chapter 11 Filings, the Tranche A Loan was scheduled to mature on May 23, 2019 and the Tranche B Loan was scheduled to mature on the earlier of (a) tenth anniversary of the end of the Start-Up Period (as such term is defined in the Sourcing Agreement described in Note 2 to the Notes to the Consolidated Financial Statements) and (b) the expiration or termination of the Sourcing Agreement described below in the “Contractual Obligations” section. However, the Chapter 11 Filings triggered events of default and an automatic acceleration of the Term Loans. Notwithstanding the defaults and automatic acceleration, the counterparties to the Term Loans may not exercise any remedies due to the automatic stay under Bankruptcy Laws resulting from the Chapter 11 Cases.

As discussed above, the Company was engaged in a dispute with MGF Sourcing relating to the Sourcing Agreement. This caused a disruption in the supply of merchandise and resulted in both a liquidity constraint and lost sales. On May 11, 2016, the Company reached an agreement in principle with MGF Sourcing to resolve the dispute subject to approval of the Bankruptcy Court. If approved by the Bankruptcy Court, the Sourcing Agreement will terminate when the parties comply with their respective obligations under outstanding orders. The Company plans to obtain its supply from other vendors when the Sourcing Agreement terminates.

Revolving Credit Facility

In September 2011, we entered into an amended and restated revolving credit facility with Bank of America, N.A. (as further amended, the “Credit Facility”), which was guaranteed by all of our domestic subsidiaries (the “Guarantors”) and secured by substantially all of our assets. The Credit Facility originally provided for a revolving credit line up to $175.0 million. The Credit Facility was available for working capital and general corporate purposes. The Credit Facility was scheduled to expire on September 22, 2016.

In June 2012, Bank of America, N.A. issued to us a stand-by letter of credit in the amount of approximately $250,000.

On February 21, 2014, the Company, certain of its direct and indirect subsidiaries, including GoJane LLC, the Lenders party thereto, and Bank of America, N.A., as agent for the ratable benefit of the Credit Parties (in such capacity, the “Agent”), entered into a Joinder and First Amendment to Third Amended and Restated Loan and Security Agreement and Amendment to Certain Other Loan Documents (the “First Amendment”). The First Amendment amended the Credit Facility, among other things, to increase from $175.0 million to $230.0 million the aggregate amount of loans and other extensions of credit available to the Borrower under the Credit Facility by (i) the addition of a $30.0 million first-in, last-out revolving loan facility based on the appraised value of certain intellectual property of the Company, and (ii) an increase in the Company’s existing revolving credit facility by $25.0 million, from $175.0 million to $200.0 million (which included a $40.0 million sublimit for the issuance of letters of credit). In addition, the accordion feature of the Credit Facility, under which the Company could request an increase in the commitments of the Lenders thereunder from time to time, was reduced from $75.0 million to $50.0 million. GoJane, an indirect wholly-owned subsidiary of the Company, also joined the credit facility as a new guarantor.

In connection with the above mentioned Sycamore Transactions, we amended the Credit Facility with Bank of America N.A. to allow for the incurrence of this additional debt under the Loan Agreement.

On August 18, 2015, the Company entered into a Fourth Amendment to the Credit Facility and Amendment to Certain Other Loan Documents (the “Fourth Amendment”). Among other things, the Fourth Amendment extends the maturity date of the Credit Facility until at least February 21, 2019, with automatic extensions, under certain circumstances set forth in the Fourth Amendment, to August 18, 2020; provides for a reduction in the maximum principal amount of extensions of credit that may be made under the Credit Facility from $230.0 million to $215.0 million; provides for a seasonal increase in the advance rate on inventory under the borrowing base formula for the revolving credit facility contained in the Credit Facility; increases to $40.0 million the maximum aggregate principal amount of loans that may be borrowed under the FILO loan facility contained in the Credit Facility and provides for an annual decrease, commencing in 2017, in the advance rate under the borrowing base formula for FILO loans; and reflects the addition of General Electric Capital Corporation as an additional lender under the Credit Facility. The reduction in the maximum principal amount of extensions of credit under the Credit Facility was primarily driven by the Company’s strategic decision to close underperforming stores over the previous eighteen months, thus reducing inventory levels.

As of January 30, 2016, our remaining availability under the Credit Facility was approximately $130.8 million.

The Chapter 11 Filings triggered an event of default and an automatic acceleration of our loans under the Credit Facility. On May 9, 2016, we repaid the $73.4 million outstanding, using the funds available under our DIP Facility, and we also cash collateralized the standby letter of credit, which currently remains outstanding.

Contractual Obligations

The following table summarizes our contractual obligations as of January 30, 2016.

As previously noted, on May 4, 2016, the Company and each of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under the Bankruptcy Code in Bankruptcy Court. In connection with the Chapter 11 Filings, Aéropostale, Inc., as borrower, certain Debtors as guarantors, the lenders party thereto from time to time, and Crystal Financial, LLC, entered into the DIP Facility. The table and the corresponding footnotes below do not reflect the effect of the Bankruptcy Filings or the payment obligations under our DIP Facility.

		Payments Due by Period
			In 2017	In 2019	After
	Total	2016	and 2018	and 2020	2021
	(In thousands)
Contractual Obligations:
Real estate operating leases	$620,888	$127,244	$188,780	$140,357	$164,507
Sycamore Tranche A Loan principal	100,000	—	—	100,000	—
Sycamore Tranche B Loan principal [1]	50,000	5,000	10,000	10,000	25,000
Sycamore Tranche A Loan interest	33,944	10,000	20,000	3,944	—
Employment agreement [2]	2,250	1,500	750	—	—
Equipment operating leases	5,638	2,568	3,070	—	—
Total contractual obligations	$812,720	$146,312	$222,600	$254,301	$189,507

1 Although interest is imputed on the Tranche B Loan and recorded as interest expense, the Tranche B Loan does not require any contractual interest payments. The Tranche B Loan will be paid off in equal annual installments of 10% per annum beginning in fiscal 2016. The Tranche B Loan is scheduled to mature on the earlier of (a) tenth anniversary of the end of the Start-Up Period (as such term is defined in the Sourcing Agreement) and (b) the expiration or termination of the Sourcing Agreement. Under the Sourcing Agreement, and beginning in 2016, MGF Sourcing US, LLC, an affiliate of Sycamore Partners is required to pay to us an annual rebate equal to a fixed amount multiplied by the percentage of annual purchases made by us (including purchases deemed to be made by virtue of payment of the shortfall commission) relative to the Minimum Volume Commitment to be applied towards the payment of the required amortization on the Tranche B Loan. Beginning in 2016 the Minimum Volume Commitment is between $240.0 million and $280.0 million per annum depending on the year. If we fail to purchase the applicable Minimum Volume Commitment in any given year, we will pay a shortfall commission to an affiliate of Sycamore Partners, based on a scaled percentage of the applicable Minimum Volume Commitment shortfall during the applicable period. The Sourcing Agreement also provides for certain carryover credits if we purchase a volume of product above the Minimum Volume Commitment during the applicable Minimum Volume Commitment Period. The Minimum Volume Commitment is not included in the above table. Additionally, no potential rebates or shortfall commissions are included in the above table. See Note 2 to the Notes to Consolidated Financial Statements for a further discussion.

2 In August 2014 we entered into an Employment Agreement with Mr. Geiger pursuant to which he will serve as our Chief
Executive Officer. The Employment Agreement has a three-year term at a base salary of $1.5 million per annum and is included in the above table.

The real estate operating leases included in the above table do not include contingent rent based upon sales volume, which amounted to approximately 4% of minimum lease obligations in fiscal 2015. In addition, the above table does not include variable costs paid to landlords such as maintenance, insurance and taxes, which represented approximately 56% of minimum lease obligations in fiscal 2015.

As discussed in Note 14 to the Notes to Consolidated Financial Statements, we have a SERP liability of $1.4 million and other retirement plan liabilities of $4.3 million at January 30, 2016.  Such liability amounts and payment are not reflected in the table above.

Our total liabilities for unrecognized tax benefits were $6.9 million at January 30, 2016. Of this amount, $4.8 million was recorded as a direct reduction of the related deferred tax assets. We cannot make a reasonable estimate of the amount and timing of related future payments for these non-current liabilities. Therefore these liabilities were not included in the above table.

As discussed above, in June 2012, Bank of America, N.A. issued a stand-by letter of credit. On May 9, 2016, we cash collateralized the standby letter of credit, which expires on June 30, 2016.

The above table also does not include contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of conditional bonuses that may be paid is $0.5 million during fiscal 2016 and $1.2 million during fiscal 2017.

The above table does not reflect contingent purchase consideration related to the fourth quarter of 2012 acquisition of GoJane that is discussed in Note 6 to the Notes to Consolidated Financial Statements. The purchase price includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business during the five year period beginning on the acquisition date. The fair value of the contingent payments as of January 30, 2016 was estimated to be $0.7 million based on expected probability of payment and we have recorded such liability on a discounted basis (see Note 5 to the Notes to Consolidated Financial Statements). In addition, we granted restricted shares to the two individual former stockholders of GoJane, with compensation expense recognized over the three year cliff vesting period. If the aggregate dollar value of the restricted shares on the vesting date is less than $8.0 million, then we shall pay to the two individual former stockholders an amount in cash equal to the difference between $8.0 million and the fair market value of the restricted shares on the vesting date. For fiscal 2015, we recorded additional compensation expense of $2.8 million and have a corresponding liability of $7.6 million. Subsequently, the payment of $7.6 million was made during the first quarter of 2016.

On February 2, 2015, we revised and renewed a Supplier Agreement with one of our suppliers. Under the agreement, we have a ten-year commitment. If we fail to meet annual purchase minimum thresholds, we would be liable to make certain agreed upon shortfall payments to this supplier. Currently, we do not expect to be liable for any shortfall payments. Accordingly, we have not recorded any shortfall payments or included any in the table above (see Note 2 to the Notes to Consolidated Financial Statements for a further discussion).

The above table does not include various product license agreements that obligate us to pay the licensee at least the guaranteed minimum royalty amount based on sales of their products.

We have not issued any third party guarantees or commercial commitments as of January 30, 2016.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, and an outstanding letter of credit that expires on June 30, 2016, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  We have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures as of the date of this filing.

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

Merchandise Inventory

Merchandise inventory consists of finished goods and is valued utilizing the cost method at lower of cost or market on a weighted average basis. We use estimates during interim periods to record a provision for inventory shortage. We also make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We believe that the carrying value of merchandise inventory is appropriate as of January 30, 2016. However, actual results may differ materially from those estimated and could have a material impact on our Consolidated Financial Statements. For example, a 10% difference in our estimate of the reserve on inventory at the lower of cost or market as of January 30, 2016 would have impacted net (loss) income by approximately $14.6 million for the fiscal year ended January 30, 2016.

Income Taxes

Income taxes are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, “Income Taxes” (“ASC 740”). Under ASC 740, income taxes are recognized for the amount of taxes payable for the current year and deferred tax assets and liabilities for the future tax consequence of events that have been recognized differently in the financial statements than for tax purposes. Deferred tax assets and liabilities are established using statutory tax rates and are adjusted for tax rate changes. We consider accounting for income taxes critical to our operations because management is required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets. As of January 30, 2016, we had recorded valuation allowances of $157.0 million against all net deferred tax assets in all jurisdictions (see Note 15 to the Notes to the Consolidated Financial Statements for a further discussion).

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

ASC 740 clarifies the accounting for uncertainty in income tax recognized in an entity’s financial statements and requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  No tax benefit is recognized for those tax positions where it is not “more likely than not” that a tax benefit will be sustained. Associated interest and penalties would be also recorded, where applicable. This interpretation also provides guidance on de-recognition, classification, accounting in interim periods, and expanded disclosure requirements (see Note 15 to the Notes to Consolidated Financial Statements).

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

We have recently recorded significant asset impairment charges. Our determination of whether asset impairment has occurred is based on a comparison of the assets’ fair market values with the assets’ carrying values as noted above. Accordingly, we have recorded store impairment charges of $11.1 million for 87 stores in fiscal 2015 compared to $46.1 million for 230 stores in fiscal 2014 and $32.6 million for 119 stores in fiscal 2013 (see Note 5 to the Notes to Consolidated Financial Statements for a further discussion).  While we believe that current estimates of the impairment are appropriate, significant and unanticipated changes in future results could require a provision for impairment in a future period that could substantially affect our statement of operations in a period of such change. To the extent that actual cash flows differ materially from our projections, certain stores that are either not impaired or partially impaired may be further impaired in future periods. If forecasted sales assumptions were to decrease by 100 basis points and margin assumptions decreased by 100 basis points, this would have resulted in an additional impairment charge of $1.3 million as of January 30, 2016.

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

Goodwill and Intangible Assets

We estimate and record intangible assets, which primarily consists of trademarks and customer relationships at fair value at the acquisition date.  The fair value of these intangible assets is estimated based on management's assessment.  Goodwill represents the excess of purchase consideration for an acquired entity over the fair value amounts assigned to assets acquired and liabilities assumed in a business combination.

Goodwill and trademarks with an indefinite life are not amortized, but instead are assessed for impairment at least annually (on the first day of our fourth fiscal quarter) based on comparisons of their respective fair values to their carrying values. Additionally, goodwill and intangible assets are tested for impairment if an event occurs or circumstances change that would indicate that the carrying amount of such assets may not be recoverable. We test goodwill at the reporting unit level. In connection with the acquisition of substantially all of the assets of GoJane.com, Inc. on November 13, 2012, we allocated $13.9 million of the purchase price to goodwill, which was also its carrying value as of January 30, 2016. A reporting unit is an operating segment for which discrete financial information is prepared and regularly reviewed by segment management. We have deemed the GoJane operating segment to be the reporting unit at which goodwill is tested for GoJane.

ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”) amended the rules for testing goodwill for impairment and provided an entity with the option to first assess qualitative factors for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The optional qualitative assessment can be performed at the discretion of management for any or all of the reporting units in any given period. In preparing a qualitative analysis for the the reporting unit that includes goodwill, we assess events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact the reporting unit’s fair value or carrying amount involve significant judgments and assumptions. We compare its current carrying value as of the testing date to its most recent fair value. Based upon the differential noted, we may decide to perform the first step of the quantitative impairment test or to continue with the qualitative assessment by analyzing whether changes in the business and/or operating environment have occurred since the most recent fair value obtained that may impact this relationship. This assessment includes, but is not limited to, the identification of macroeconomic conditions, industry and market considerations that currently impact the reporting unit’s operating environment, as well as cost factors, overall financial performance including actual and projected operating results, and peer group share price trends. We examine the positive and negative influences of each relevant factor on the reporting unit’s fair value and qualitatively assess the impact that such factors (when considered both individually and in the aggregate) would have on the reporting unit’s fair value since the last full valuation was performed. If, after assessing the totality of events or circumstances, we determine that the potential impact of the positive and negative factors do not indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we will conclude that goodwill is not impaired and performance of the two-step quantitative impairment test is not required.

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

Fiscal 2015 Annual Impairment Test

For the fourth quarter of fiscal 2015 goodwill and indefinite lived intangible asset impairment testing, management updated the five-year financial forecasts for fiscal 2016 through fiscal 2020, which contained improvement in the projected financial performance of the GoJane reporting unit compared to the projections used in the impairment tests of prior years. The increase in financial projections was primarily due to the fiscal 2015 improvement in operating results, due in large part to acceleration in sales growth stemming from the impact of strategic initiatives along with overall improvement in target market. Upon completing the step one quantitative impairment test, it was determined that the fair value exceeded the carrying value of the reporting unit. The fair value estimates incorporated in step one of the quantitative assessment were primarily based on the income approach, and specifically the relief from royalty method in regard to certain intangible assets. This valuation incorporated a significant amount of judgment regarding assessments of current market conditions and the income approach valuations incorporated significant estimates and assumptions made by management including those relating to projected long-term rates of revenue and margin growth, and profitability. The estimated fair value of the GoJane reporting unit exceeded its carrying value at the date of testing by 10%. Given the current competitive environment and the uncertainties inherent in this business, there can be no assurance that the estimates and assumptions regarding the future revenue growth and profitability, made for purposes of our goodwill impairment testing, will prove to be accurate predictions of the future. If our assumptions of the GoJane reporting unit are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the fourth quarter of fiscal 2016, or on an interim basis, if any triggering event occurs outside of the quarter when we regularly perform our annual goodwill impairment test.

A trademark is considered impaired if the estimated fair value of the trademark is less than the carrying amount. If a trademark is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the trademark. During fiscal 2015, management performed the valuation for the trademarks to determine the fair value. The estimated fair value of the trademarks approximated the carrying value at the date of testing and as a result no impairment charge was recorded. As noted above, if actual results are not consistent with our estimates and projections of future operating performance used in the calculations, we may be required to record further impairment charges.

Fiscal 2014 Annual Impairment Test

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

In connection with the acquisitions of the assets of GoJane, we allocated $11.4 million of the purchase price to the trademarks. During fiscal 2014, the fair value of the trademarks was determined using an independent third party valuation specialist and as a result, we recorded an impairment loss of $5.1 million. As of January 31, 2015, the carrying value of the trademarks was written down to $6.3 million.

Recent Accounting Developments

See the section “Recent Accounting Developments” included in Note 1 to the Notes to Consolidated Financial Statements for a discussion of recent accounting developments and their impact on our Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The outstanding balance of $73.4 million under the Credit Facility became due in connection with the Chapter 11 Filings on May 4, 2016 and was repaid on May 9, 2016. As discussed above, in June 2012, Bank of America, N.A. issued a stand-by letter of credit in the amount of approximately $250,000. On May 9, 2016, we cash collateralized the standby letter of credit, which expires on June 30, 2016. We currently do not have any other stand-by or commercial letters of credit. To the extent that we may borrow pursuant to our financing in the future, we may be exposed to market risk from interest rate fluctuations. As of January 30, 2016, we had only fixed rate long term debt outstanding and had not entered into any derivative instruments. Since January 30, 2016, we and our subsidiaries filed voluntary petitions of relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Court. In connection with our Chapter 11 proceedings, we entered into the DIP Facility.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency, are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive income. The unrealized gain of approximately $2.2 million is included in accumulated other comprehensive income as of January 30, 2016. A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $0.6 million, which would be recorded in other comprehensive income as an unrealized gain or loss.

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aéropostale, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Aéropostale, Inc. as of January 30, 2016 and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aéropostale, Inc. at January 30, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company, on May 4, 2016 filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York. The uncertainties inherent in the bankruptcy process and the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated May 20, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
May 20, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aéropostale, Inc.
New York, New York

We have audited Aéropostale, Inc.’s (the “Company”) internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Aéropostale, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aéropostale, Inc. as of January 30, 2016 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended and our report dated May 20, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
May 20, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Aéropostale, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Aéropostale, Inc. and subsidiaries (the "Company") as of January 31, 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the two fiscal years in the period ended January 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Aéropostale, Inc. and subsidiaries as of January 31, 2015, and the results of their operations and their cash flows for each of the two fiscal years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the financial statements, in the fourth quarter, the Company adopted new guidance on the presentation of discontinued operations.

/s/ Deloitte & Touche LLP

New York, New York
March 30, 2015

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	January 30, 2016	January 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$65,097	$151,750
Merchandise inventory	119,821	130,474
Income taxes receivable and prepaid income taxes	3,912	18,306
Prepaid rent	17,996	18,821
Prepaid expenses and other current assets	20,580	29,936
Total current assets	227,406	349,287
Fixtures, equipment and improvements, net	96,377	130,109
Goodwill	13,919	13,919
Intangible assets, net	8,123	8,809
Other assets	8,558	10,065
TOTAL ASSETS	$354,383	$512,189

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities:
Accounts payable	$96,196	$88,289
Accrued expenses and other current liabilities	74,519	110,560
Current portion of indebtedness to related party	5,000	—
Total current liabilities	175,715	198,849

Indebtedness to related party	137,960	138,540

Other non-current liabilities	76,354	81,248

Commitments and contingent liabilities

Stockholders’ (Deficit) Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; 1 and 1 shares issued and outstanding	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 81,045 and 79,640 shares issued	810	796
Additional paid-in capital	255,805	247,775
Accumulated other comprehensive income	3,389	3,098
Accumulated deficit	(291,908)	(154,965)
Treasury stock at cost; 923 and 498 shares	(3,742)	(3,152)
Total stockholders’ (deficit) equity	(35,646)	93,552
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$354,383	$512,189

See Notes to Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net sales	$1,506,867	$1,838,663	$2,090,902
Cost of sales (includes certain buying, occupancy and warehousing expenses) [1]	1,213,865	1,502,225	1,733,539
Gross profit	293,002	336,438	357,363
Selling, general and administrative expenses	419,312	508,611	542,569
Restructuring (benefit) charges	(6,100)	40,356	—
Intangible asset impairment	—	5,100	—
Reversal of contingent consideration	(800)	(4,491)	—
Loss from operations	(119,410)	(213,138)	(185,206)
Interest expense, net [2]	12,920	8,783	913
Loss before income taxes	(132,330)	(221,921)	(186,119)
Income tax expense (benefit)	4,613	(15,463)	(44,288)
Net loss	$(136,943)	$(206,458)	$(141,831)
Basic loss per share	$(1.72)	$(2.62)	$(1.81)
Diluted loss per share	$(1.72)	$(2.62)	$(1.81)
Weighted average basic shares	79,610	78,862	78,455
Weighted average diluted shares	79,610	78,862	78,455

1 Includes cost of merchandise from related party of $68.9 million during fiscal 2015 and $1.3 million during fiscal 2014.
2 Includes interest expense to related party of $10.5 million during fiscal 2015 and $6.8 million during fiscal 2014.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net loss	$(136,943)	$(206,458)	$(141,831)
Other comprehensive income (loss):
Pension liability, net of income taxes of $0, $0 and $1,215, respectively	(789)	3,944	534
Foreign currency translation adjustment (See Note 7)	1,080	337	(1,907)
Other comprehensive income (loss)	291	4,281	(1,373)
Comprehensive loss	$(136,652)	$(202,177)	$(143,204)

See Notes to Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock		Preferred Stock			Additional Paid-in	Treasury Stock, at Cost		Accumulated Other Comprehensive	Accumulated (Deficit)
	Shares	Amount	Shares		Amount	Capital	Shares	Amount	(Loss) Income	Earnings	Total
	(In thousands)
BALANCE, FEBRUARY 2, 2013	78,279	$783	—		$—	$216,067	—	$—	$190	$193,324	$410,364
Net loss	—	—	—		—	—	—	—	—	(141,831)	(141,831)
Stock options exercised	21	—	—		—	219	—	—	—	—	219
Pension liability (net of tax of $1,215)	—	—	—		—	—	—	—	534	—	534
Excess tax benefit from stock-based compensation	—	—	—		—	(1,404)	—	—	—	—	(1,404)
Stock-based compensation	—	—	—		—	16,320	—	—	—	—	16,320
Foreign currency translation adjustment	—	—	—		—	—	—	—	(1,907)	—	(1,907)
Vesting of stock	316	3	—		—	—	(118)	(1,606)	—	—	(1,603)
BALANCE, FEBRUARY 1, 2014	78,616	786	—		—	231,202	(118)	(1,606)	(1,183)	51,493	280,692
Net loss	—	—	—		—	—	—	—	—	(206,458)	(206,458)
Pension liability (net of tax of $0)	—	—	—		—	—	—	—	3,944	—	3,944
Issuance of preferred stock	—	—	1		—	5,654	—	—	—	—	5,654
Stock-based compensation	—	—	—		—	10,291	—	—	—	—	10,291
Foreign currency translation adjustment	—	—	—		—	—	—	—	337	—	337
Modification of liability awards	—	—	—		—	638	—	—	—	—	638
Vesting of stock	1,024	10	—		—	(10)	(380)	(1,546)	—	—	(1,546)
BALANCE, JANUARY 31, 2015	79,640	796	1		—	247,775	(498)	(3,152)	3,098	(154,965)	93,552
Net loss	—	—	—		—	—	—	—	—	(136,943)	(136,943)
Pension liability (net of tax of $0)	—	—	—		—	—	—	—	(789)	—	(789)
Stock-based compensation	—	—	—		—	8,030	—	—	—	—	8,030
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	1,080	—	1,080
Vesting of stock	1,405	14	—	—	—	—	(425)	(590)	—	—	(576)
BALANCE, JANUARY 30, 2016	81,045	$810	1		$—	$255,805	(923)	$(3,742)	$3,389	$(291,908)	$(35,646)

See Notes to Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(136,943)	$(206,458)	$(141,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,955	50,687	64,386
Asset impairment charges	11,120	82,325	46,070
Stock-based compensation	10,333	14,775	18,078
Amortization of tenant allowances	(7,588)	(26,733)	(13,499)
Amortization of deferred rent expense	(453)	(7,865)	2,427
Amortization of debt discount/premium	10,482	7,994	—
Pension expense	210	1,731	2,945
Subsequent re-measurement of contingent consideration	(800)	(4,491)	—
Deferred income taxes	502	4,404	(1,760)
Other	730	(486)	397
Changes in operating assets and liabilities:
Merchandise inventory	6,527	40,808	(17,944)
Prepaid taxes and other assets	24,467	30,429	(43,715)
Advance volume purchase discount	17,500	—	—
Accounts payable	8,363	(49,482)	48,909
Accrued expenses and other liabilities	(50,896)	6,652	(2,836)
Net cash used in operating activities	(68,491)	(55,710)	(38,373)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of GoJane.com, Inc.	—	—	(381)
Capital expenditures	(15,712)	(23,837)	(84,089)
Change in restricted cash	—	(2,007)	—
Net cash used in investing activities	(15,712)	(25,844)	(84,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(590)	(1,546)	(1,606)
Proceeds from exercise of stock options	—	—	219
Borrowings under revolving credit facility	45,000	75,500	—
Repayments under revolving credit facility	(45,000)	(75,500)	—
Net proceeds from Sycamore transaction	—	137,648	—
Financing fees related to Sycamore transaction and revolving credit facility	(1,130)	(6,852)	—
Contingent consideration payment	—	(1,531)	—
Net cash (used in) provided by financing activities	(1,720)	127,719	(1,387)

Effect of exchange rate changes	(730)	(932)	(754)
Net (decrease) increase in cash and cash equivalents	(86,653)	45,233	(124,984)
Cash and cash equivalents, beginning of year	151,750	106,517	231,501
Cash and cash equivalents, end of year	$65,097	$151,750	$106,517
Supplemental Disclosure of Cash Flow Information:
Income taxes paid	$1,801	$2,491	$12,836
Accruals related to purchases of property and equipment	$240	$1,196	$2,460

See Notes to Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Organization

References to the “Company,” “we,” “us,” or “our” means Aéropostale, Inc. and its subsidiaries, except as expressly indicated or unless the context otherwise requires. We are a primarily mall-based, specialty retailer of casual apparel and accessories, principally targeting young women and men through our Aéropostale stores and 4 to 12 year-olds through our P.S. from Aéropostale stores.  As of January 30, 2016, we operated 811 stores, consisting of 745 Aéropostale stores in all 50 states and Puerto Rico, 41 Aéropostale stores in Canada, as well as 25 P.S. from Aéropostale stores in 12 states.  In addition, pursuant to various licensing agreements, our licensees operated 320 Aéropostale and P.S. from Aéropostale locations in the Middle East, Asia, Europe and Latin America as of January 30, 2016.

In November 2012, we acquired substantially all of the assets of online women's fashion footwear and apparel retailer GoJane.com, Inc. (“GoJane”). Based in Los Angeles, California, GoJane focuses primarily on fashion footwear, with a select offering of contemporary apparel and other accessories. See Note 6 for additional information on the acquisition of GoJane.

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

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31. Fiscal 2015 was the 52-week period ended January 30, 2016, fiscal 2014 was the 52-week period ended January 31, 2015 and fiscal 2013 was the 52-week period ended February 1, 2014. Fiscal 2016 will be the 52-week period ending January 28, 2017.

Chapter 11 Bankruptcy Proceedings

On May 4, 2016 (the “Petition Date”), Aéropostale, Inc. and each of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) and the filings therein (the “Chapter 11 Filings”). The chapter 11 cases (the “Chapter 11 Cases”) have been consolidated for procedural purposes only and are being administered jointly under the caption “In re Aéropostale, Inc., et al.,” Case No. 16-11275. During the pendency of the Chapter 11 Cases, we will continue to operate our business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

DIP Financing

In connection with the Chapter 11 Filings, Aéropostale, Inc., as borrower, certain Debtors as guarantors, the lenders party thereto from time to time, and Crystal Financial, LLC, entered into an asset-based credit facility in an aggregate principal amount of up to $160 million (the “DIP Facility”). On May 6, 2016, the Bankruptcy Court granted approval to the Company to draw $100 million in interim financing from the DIP Facility, which the Company intends to use for general purposes and also to pay off the Credit Facility. See Note 20. Subsequent Events for additional information regarding the DIP Facility.

Our Business and Liquidity

Amongst other things, declining mall traffic due to a shift in customer demand away from apparel to technology and personal experiences, a highly promotional and competitive retail environment and a change in our customers' taste and preference have contributed to unfavorable financial performance. We have experienced declining comparable store sales and incurred net losses from operations. This has led to cash outflows from operations of $68.5 million in fiscal 2015, $55.7 million in fiscal 2014 and $38.4 million in fiscal 2013.

As we discuss further below, we have taken numerous steps to enhance our liquidity position, including, among other things, amending our Credit Facility on August 18, 2015 to increase borrowing availability and extend the maturity date (see Note 11 to the Notes to Consolidated Financial Statements), effectuating our plan to restructure the P.S. from Aéropostale business and to reduce costs and close under-performing Aéropostale stores in the United States and Canada, focusing on merchandising and operational initiatives described throughout this Report, and taking various other strategic actions directed toward improving our profitability and liquidity. During fiscal 2015, we reduced our capital expenditures to $15.7 million from $23.8 million in fiscal 2014.

In addition, following a strategic business review in the fourth quarter of 2015, we instituted an aggressive cost reduction program targeting both direct and indirect spending across the organization ("2015 Cost Reduction Program").  As part of this program, we have reduced our corporate headcount by approximately 100 positions, or 13%, at the end of fiscal 2015. In fiscal 2014, we reduced our corporate headcount by 100 open or occupied corporate positions ("2014 Cost Reduction Program").

In the first quarter of 2016, our Board of Directors authorized management to explore a full range of strategic alternatives, including a potential sale or restructuring of the Company. The Company retained financial and other advisors to assist in a review of alternatives.

We expect to continue to operate in the normal course of business during the reorganization process. Unless otherwise authorized by the Bankruptcy Court, the Bankruptcy Code prohibits us from making payments to creditors on account of pre-petition claims. Vendors are, however, being paid for goods furnished and services provided after the Petition Date in the ordinary course of business. Further, while we continue to explore strategic alternatives through the reorganization process, we will also continue to focus internally on improving our performance through our merchandising, operational and financial initiatives. We expect to implement our strategic initiatives in 2016 and our additional merchandising and operational initiatives as described in this report in an effort to improve liquidity and profitability; however, there can be no assurance of whether or when we will successfully emerge from bankruptcy or if any of the alternatives we are considering will be successfully completed on acceptable terms.

While our financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern, our liquidity constraints have raised substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent upon, among other things, the consummation of a plan of reorganization and our ability to comply with the financial and other covenants contained in the DIP Facility.

See Note 20. Subsequent Events for a further discussion.

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

During fiscal 2015 and 2014, we sourced approximately 81% of our merchandise from our top five merchandise vendors.  The loss of any of these sources could adversely impact our ability to operate our business.

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

Translation of Foreign Currency Financial Statements and Foreign Currency Transactions

The financial statements of our Canadian subsidiary have been translated into United States dollars by translating balance sheet accounts at the year-end exchange rate and statement of operations accounts at the average exchange rates for the year. Foreign currency translation gains and losses are reflected in the equity section of our consolidated balance sheet in accumulated other comprehensive income (loss).  The balance of the unrealized foreign currency translation adjustment included in accumulated other comprehensive income (loss) was income of $2.2 million as of January 30, 2016 compared to $1.2 million as of January 31, 2015.  Foreign currency transaction gains and losses are charged or credited to earnings as incurred.

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

We currently have one financial liability measured at fair value. See Note 5 for fair value measurements related to GoJane liabilities. ASC 820 prioritizes inputs used in measuring fair value into a hierarchy of three levels: Level 1—quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—inputs other than quoted prices included within Level 1 that are either directly or indirectly observable; and Level 3—unobservable inputs in which little or no market activity exists, therefore requiring an entity to develop its own assumptions about the assumptions that market participants would use in pricing.

Merchandise Inventory

Merchandise inventory consists of finished goods and is valued utilizing the cost method at the lower of cost or market determined on a weighted average basis. Merchandise inventory includes warehousing, freight, merchandise and design costs as an inventory product cost. We make certain assumptions regarding future demand and net realizable selling price in order to assess that our inventory is recorded properly at the lower of cost or market. These assumptions are based on both historical experience and current information. We recorded adjustments to reduce the carrying value of inventory to the lower of cost or market of $15.1 million as of January 30, 2016 and $15.5 million as of January 31, 2015.

Vendor Rebates

We receive vendor rebates from certain merchandise suppliers. The vendor rebates are earned as we receive merchandise from the suppliers and are computed at an agreed upon percentage of the purchase amount. Vendor rebates are recorded as a reduction of merchandise inventory and are then recognized as a reduction of cost of sales when the related inventory is sold. Vendor rebates recorded as a reduction of the carrying value of merchandise inventory were $0.9 million as of January 30, 2016 and $0.5 million as of January 31, 2015. Vendor rebates recorded as a reduction of cost of sales were $8.5 million for fiscal 2015, $6.1 million for fiscal 2014, and $9.7 million for fiscal 2013.

Fixtures, Equipment and Improvements

Fixtures, equipment and improvements are stated at cost. Depreciation and amortization are provided for by the straight-line method over the following estimated useful lives:

Fixtures and equipment	10 years
Leasehold improvements	Lesser of useful lives or lease term
Computer equipment	5 years
Software	3 years

Goodwill and Intangible Assets

We estimate and record intangible assets, which primarily consists of trademarks and customer relationships at fair value at the acquisition date.  The fair value of these intangible assets is estimated based on management's assessment.  Goodwill represents the excess of purchase consideration for an acquired entity over the fair value amounts assigned to assets acquired and liabilities assumed in a business combination.

Goodwill and trademarks with an indefinite life are not amortized, but instead are assessed for impairment at least annually (on the first day of our fourth fiscal quarter) based on comparisons of their respective fair values to their carrying values. Additionally, goodwill and intangible assets are tested for impairment if an event occurs or circumstances change that would indicate that the carrying amount of such assets may not be recoverable. We test goodwill at the reporting unit level. In connection with the acquisition of substantially all of the assets of GoJane.com, Inc. on November 13, 2012, we allocated $13.9 million of the purchase price to goodwill, which was also its carrying value as of January 30, 2016. A reporting unit is an operating segment for which discrete financial information is prepared and regularly reviewed by segment management. We have deemed the GoJane operating segment to be the reporting unit at which goodwill is tested for GoJane.

ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”) amended the rules for testing goodwill for impairment and provided an entity with the option to first assess qualitative factors for each reporting unit to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The optional qualitative assessment can be performed at the discretion of management for any or all of the reporting units in any given period. In preparing a qualitative analysis for the the reporting unit that includes goodwill, we assess events and circumstances that may impact the fair value and the carrying amount of the reporting unit. The identification of relevant events and circumstances and how these may impact the reporting unit’s fair value or carrying amount involve significant judgments and assumptions. We compare its current carrying value as of the testing date to its most recent fair value. Based upon the differential noted, we may decide to perform the first step of the quantitative impairment test or to continue with the qualitative assessment by analyzing whether changes in the business and/or operating environment have occurred since the most recent fair value obtained that may impact this relationship. This assessment includes, but is not limited to, the identification of macroeconomic conditions, industry and market considerations that currently impact the reporting unit’s operating environment, as well as cost factors, overall financial performance including actual and projected operating results, and peer group share price trends. We examine the positive and negative influences of each relevant factor on the reporting unit’s fair value and qualitatively assess the impact that such factors (when considered both individually and in the aggregate) would have on the reporting unit’s fair value since the last full valuation was performed. If, after assessing the totality of events or circumstances, we determine that the potential impact of the positive and negative factors do not indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we will conclude that goodwill is not impaired and performance of the two-step quantitative impairment test is not required.

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

Fiscal 2015 Annual Impairment Test

For the fourth quarter of fiscal 2015 goodwill and indefinite lived intangible asset impairment testing, management updated the five-year financial forecasts for fiscal 2016 through fiscal 2020, which contained improvement in the projected financial performance of the GoJane reporting unit compared to the projections used in the impairment tests of prior years. The increase in financial projections was primarily due to the fiscal 2015 improvement in operating results, due in large part to acceleration in sales growth stemming from the impact of strategic initiatives along with overall improvement in target market. Upon completing the step one quantitative impairment test, it was determined that the fair value exceeded the carrying value of the reporting unit. The fair value estimates incorporated in step one of the quantitative assessment were primarily based on the income approach, and specifically the relief from royalty method in regard to certain intangible assets. This valuation incorporated a significant amount of judgment regarding assessments of current market conditions and the income approach valuations incorporated significant estimates and assumptions made by management including those relating to projected long-term rates of revenue and margin growth, and profitability. The estimated fair value of the GoJane reporting unit exceeded its carrying value at the date of testing by 10%. Given the current competitive environment and the uncertainties inherent in this business, there can be no assurance that the estimates and assumptions regarding the future revenue growth and profitability, made for purposes of our goodwill impairment testing, will prove to be accurate predictions of the future. If our assumptions of the GoJane reporting unit are not achieved, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the fourth quarter of fiscal 2016, or on an interim basis, if any triggering event occurs outside of the quarter when we regularly perform our annual goodwill impairment test.

A trademark is considered impaired if the estimated fair value of the trademark is less than the carrying amount. If a trademark is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the trademark. During fiscal 2015, management performed the valuation analysis for the trademarks to determine the fair value. The estimated fair value of the trademarks approximated the carrying value at the date of testing and as a result no impairment charge was recorded. As noted above, if actual results are not consistent with our estimates and projections of future operating performance used in the calculations, we may be required to record further impairment charges.

Fiscal 2014 Annual Impairment Test

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

In connection with the acquisitions of the assets of GoJane, we allocated $11.4 million of the purchase price to the trademarks. During fiscal 2014, the fair value of the trademarks was determined using an independent third party valuation specialist and as a result, we recorded an impairment loss of $5.1 million. As of January 31, 2015, the carrying value of the trademarks was written down to $6.3 million.

Evaluation for Long-Lived Asset Impairment

We periodically evaluate the need to recognize impairment losses relating to long-lived assets in accordance with FASB ASC Topic 360, “Property, Plant and Equipment” (“ASC 360”).  Long-lived assets are evaluated for recoverability whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, we estimate the future undiscounted net cash flows expected to result from the use of the asset and its eventual disposition. If the cumulative undiscounted net cash flows are less than the carrying amount of the asset, the net cash flows are then discounted at the Company’s weighted average cost of capital and compared to the carrying value of the assets. The result is a write down of the asset to fair value by recording an impairment charge.  The estimation of fair value is measured by discounting expected future net cash flows.   The recoverability assessment related to store-level assets requires judgments and estimates of future revenues, gross margin rates, store expenses and the weighted average cost of capital.  We base these estimates upon our past and expected future performance.  We believe our estimates are appropriate in light of current market conditions.  However, actual results may differ materially from those estimated which could result in additional impairments of long-lived assets in future periods, and could have a material impact on our Consolidated Financial Statements (See Note 5 for a further discussion).

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

Leases

Our store operating leases typically provide for fixed non-contingent rent escalations. Rent payments under our store leases typically commence when the store opens.  These leases include a pre-opening period that allows us to take possession of the property to fixture and merchandise the store. We recognize rent expense on a straight-line basis over the non-cancelable term of each individual underlying lease, commencing when we take possession of the property (see Note 16 for further information regarding leases).

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

Revenue Recognition

Sales revenue is recognized at the “point of sale” in our stores and at the time our e-commerce customers take possession of merchandise. Allowances for sales returns are recorded as a reduction of net sales in the periods in which the related sales are recognized.  Also included in sales revenue is shipping revenue from our e-commerce customers.  Sales tax collected from customers is excluded from revenue and is included in accrued expenses on our Consolidated Balance Sheets.  Revenue from international licensing arrangements is recognized when earned in accordance with the terms of the underlying agreement, generally based upon the greater of the contractually earned or guaranteed minimum royalty levels.  We recorded revenue related to international licensing arrangements in net sales of $32.9 million in fiscal 2015, $34.7 million in fiscal 2014 and $21.5 million in fiscal 2013.

Gift Cards

We sell gift cards to our customers in our retail stores, through our websites and through select third parties. We do not charge administrative fees on unused gift cards and our gift cards do not have an expiration date.  Revenue is not recorded on the purchase of gift cards.  A current liability is recorded upon purchase and revenue is recognized when the gift card or store credits are redeemed for merchandise.  We also recognize breakage income for the portion of gift cards estimated to be unredeemed.  We have relieved our legal obligation to escheat the value of unredeemed gift cards to the relevant jurisdiction.  We therefore determined that the likelihood of certain gift cards being redeemed by the customer was remote, based upon historical redemption patterns of gift cards.  For those gift cards that we determined redemption to be remote, we reversed our liability and recorded gift card breakage income in net sales.  We recorded net sales related to gift card breakage income of $3.2 million in fiscal 2015, $4.9 million in fiscal 2014 and $5.8 million in fiscal 2013.

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

Self-Insurance

We self-insure our workers compensation claims and our employee medical benefits. The recorded liabilities for these obligations are calculated primarily using historical experience and current information. The liabilities include amounts for actual claims and estimated claims incurred but not yet reported.  Self-insurance liabilities were $4.3 million at January 30, 2016 and $5.7 million at January 31, 2015.  We paid workers compensation claims of $0.9 million in fiscal 2015, $0.9 million in fiscal 2014 and $0.9 million in fiscal 2013.  In addition, we paid employee medical claims of $11.0 million in fiscal 2015, $15.4 million in fiscal 2014 and $16.2 million in fiscal 2013.

Retirement Benefit Plans

Our retirement benefit plan costs are accounted for using actuarial valuations required by FASB ASC Topic 715 “Compensation – Retirement Benefits” (“ASC 715”).  ASC 715 requires an entity to recognize the funded status of its defined pension plans on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost, within other comprehensive (loss) income, net of income taxes (see Note 14 for a further discussion).

Marketing Costs

Marketing costs are expensed at the point of first broadcast or distribution. We categorize marketing costs into external marketing, internal marketing and visual costs. External marketing costs, which include e-commerce, print, radio and other media advertising were $22.4 million in fiscal 2015, $26.7 million in fiscal 2014 and $22.4 million in fiscal 2013. Internal marketing costs, which include store signage were $21.6 million in fiscal 2015, $22.4 million in fiscal 2014 and $25.3 million in fiscal 2013. Visual costs, which include displays and store brochures were $1.2 million in fiscal 2015, $0.7 million in fiscal 2014 and $0.8 million in fiscal 2013.

Stock-Based Compensation

We follow the provisions from the FASB ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”). Under such guidance, all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the statements of operations (see Note 13 for a further discussion).

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

Recent Accounting Developments

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The update simplifies several aspects of accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods. The adoption of ASU 2016-09 is not expected to have a material effect on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). ASU 2016-02 is intended to improve the reporting of leasing transactions to provide users of financial statements with more decision-useful information. The standard requires organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Management is still assessing the impact of the adoption to our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"), to simplify the presentation of deferred taxes in the statement of financial position. Under ASU 2015-17, entities will no longer be required to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. Rather, the standard requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and early application is permitted as of the beginning of an interim or annual reporting period. Management has retroactively adopted this ASU for the year ended January 30, 2016, which did not have a material effect.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory, Simplifying the Measurement of Inventory ("ASU 2015-11") which requires an entity to measure in scope inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of ASU 2015-11 is not expected to have a material effect on our consolidated financial statements.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). Under ASU 2014-15, management is required to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if “conditions or events raise substantial doubt about [the] entity’s ability to continue as a going concern.” The new standard applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. Management believes this will not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). It outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” ASU 2014-09 is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Management is still assessing the impact of the adoption to our consolidated financial statements.

2.  Supplier Agreement

On February 2, 2015, we revised and renewed a master sourcing agreement (“Supplier Agreement”) with one of our suppliers. Under the ten-year agreement, we received an advance volume purchase discount equivalent to approximately $1.75 million per annum throughout the life of the Supplier Agreement, or a total cash receipt of $17.5 million, which was recorded as a liability, in return for a commitment of meeting certain minimum thresholds. The Supplier Agreement requires us to meet an annual purchase minimum threshold that approximates 29% of our fiscal 2015 consolidated cost of sales. Should we fail to meet the annual purchase minimum thresholds, we would be required to make a shortfall payment to the supplier based on a scaled percentage of the applicable annual purchase minimum shortfall during the applicable period. If we exceed certain minimum purchase thresholds, we would have an opportunity to receive additional advance volume purchase discounts. We have exceeded the annual purchase minimum for fiscal 2015.

On April 19, 2016, we amended and restated the Supplier Agreement. This amendment decreased the annual purchase commitment and removed the opportunity to receive additional purchase discounts. See Note 20, Subsequent Events.

In connection with the Supplier Agreement, we earned $3.8 million in rebates which reduced our liability from $17.5 million to $13.7 million, of which $3.5 million is classified in accrued expenses as of January 30, 2016. This liability is amortized upon receipt of merchandise.

3.  Sycamore Transactions

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

As of May 23, 2014, Lemur LLC, an affiliate of Sycamore Partners, owned approximately 8% of our outstanding common stock. Stefan Kaluzny, a managing director at Sycamore Partners, joined our Board of Directors upon the closing of this transaction. In addition to Mr. Kaluzny, Sycamore Partners received the right to appoint one additional member to our Board, and appointed Julian R. Geiger, who subsequently agreed to become our CEO on August 18, 2014. Additionally, a third independent appointee was mutually agreed upon by Sycamore Partners and us. Mr. Kaluzny did not stand for re-election to our Board of Directors at our 2015 Annual Meeting. Sycamore Partners and its affiliates and Mr. Kaluzny are considered related parties due to their ownership interest in us (see Note 19 for a further discussion). In August 2015, Kent A. Kleeberger, a Sycamore Partners appointee, joined our Board of Directors. Mr. Kleeberger subsequently resigned in February 2016.

As of February 9, 2016, Lemur LLC ceased to be the beneficial owner of more than five percent of the Company's common stock.

Loan Agreement

The Loan Agreement made term loans available to us in the principal amount of $150.0 million, consisting of two tranches: a five-year $100.0 million term loan facility (the “Tranche A Loan”) and a 10-year $50.0 million term loan facility (the “Tranche B Loan” and, together with the Tranche A Loan, the “Term Loans”). The Loan Agreement also contained a $70.0 million minimum liquidity covenant.

On May 23, 2014, the Term Loans were disbursed in full and we received net proceeds of $137.6 million from affiliates of Sycamore Partners, after deducting the first year interest payment and certain issuance fees. The proceeds of the Term Loans were used for working capital and other general corporate purposes.

The Tranche A Loan bears interest at a rate equal to 10% per annum and, at our election, up to 50% of the interest can be payable-in-kind during the first three years and up to 20% of the interest can be payable-in-kind during the final two years. The first year of interest under the Tranche A Facility in the amount of $10.0 million was prepaid in cash in full on May 23, 2014, and no other interest payments were required to be paid during the first year of the Tranche A Loan. The Tranche A Loan has no annual scheduled repayment requirements. The Tranche B Loan does not accrue any interest and is to be repaid in equal annual installments of 10% per annum beginning in fiscal 2016.

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

Prior to the Chapter 11 Filings, the Tranche A Loan was scheduled to mature on May 23, 2019 and the Tranche B Loan was scheduled to mature on the earlier of (a) tenth anniversary of the end of the Start-Up Period (as such term is defined in the Sourcing Agreement described in Note 2 to the Notes to the Consolidated Financial Statements) and (b) the expiration or termination of the Sourcing Agreement. However, the Chapter 11 Filings triggered events of default and an automatic acceleration of the Term Loans.

The Loan Agreement contains representations, covenants and events of default that were substantially consistent with our revolving credit facility with Bank of America, N.A. The Loan Agreement also contains a $70.0 million minimum liquidity covenant. The Company was in compliance with the minimum liquidity covenant under the Loan Agreements at January 30, 2016.

The proceeds of the Term Loans were used for working capital and other general corporate purposes. Prepayment of the Tranche A Loan would have required payment of a premium of 10% of the principal amount prepaid on or before the one year anniversary of the closing and 5% of the principal amount prepaid on or before the second anniversary of the closing. There is no prepayment penalty after the second anniversary of the closing. The Tranche B Loan may be prepaid at any time without premium or penalty.

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

We had fair values of $105.1 million in borrowings outstanding under the Loan Agreement, with face value of $150.0 million and carrying value of $143.0 million, as of January 30, 2016. Fair value outstanding for Tranche A Loan was $83.2 million, with a face value of $100.0 million and carrying value of $108.7 million. Fair value outstanding for Tranche B Loan was $21.9 million, with a face value of $50.0 million and carrying value of $34.3 million, of which $5.0 million is classified as a current liability. Total interest and fees expense associated with this transaction was $10.5 million during fiscal 2015 and $6.8 million during fiscal 2014.

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

4.  Restructuring Program and Other Store Exit Costs

On April 30, 2014, following an assessment of changing consumer shopping patterns, management and the Board of Directors approved a comprehensive plan to restructure the P.S. from Aéropostale business, which is included in our retail store and e-commerce segment, and to reduce costs ("2014 Cost Reduction Program"). As of January 31, 2005, we closed 126 P.S. from Aéropostale stores, primarily in mall locations, and streamlined and improved the Company's expense structure. We also continue to focus on P.S. from Aéropostale sales channels with higher expectations for growth, including off-mall locations, e-commerce and international licensing. The 2014 Cost Reduction Program also targeted direct and indirect spending across the organization during fiscal 2014.

The following is a summary of (benefit) expense recognized in restructuring charges in the statement of operations associated with this program:

	Fiscal Year Ended
	January 30, 2016	January 31, 2015
	(In thousands)
Asset impairment charges	$—	$30,497
Severance costs	—	4,114
Lease costs, net of liability reversals	(6,482)	1,683
Other exit costs	382	4,062
Total	$(6,100)	$40,356

The Company accrued liabilities for the above mentioned restructuring charges as of January 30, 2016 and January 31, 2015 as follows:

	Severance	Lease Costs	Other Exit Costs	Total

Liability as of February 1, 2015	$28	$12,593	$—	$12,621
Additions	—	—	259	259
Paid or Utilized	(28)	(6,234)	(259)	(6,521)
Adjustments	—	(6,359)	—	(6,359)
Liability as of January 30, 2016	$—	$—	$—	$—

	Impairments	Severance	Lease Costs [1]	Unamortized Tenant Allowance and Deferred Rent	Other Exit Costs	Total
	(In thousands)
Liability/Charge at Program Inception	$30,497	$1,060	$1,046	$(17,718)	$1,886	$16,771
Additions	—	3,054	18,355	—	2,176	23,585
Paid or Utilized	(30,497)	(4,086)	(6,808)		(4,062)	(45,453)
Adjustments	—	—	—	17,718	—	17,718
Liability as of January 31, 2015	$—	$28	$12,593	$—	$—	$12,621

1 Includes liabilities of $12.6 million related to stores that were closed during fiscal 2014 for which the leases had not been terminated. The liabilities represent the present value of the remaining lease obligations net of estimated sublease income. If leases are subsequently terminated the related exit cost obligations will be reversed at that time and the termination cost, if any, would be recorded. Of these liabilities, $8.5 million was recorded in accrued expenses and other current liabilities and the balance was included in non-current liabilities.

We closed 115 P.S. from Aéropostale stores during the fourth quarter of fiscal 2014 related to the above mentioned restructuring program. We elected to early adopt the provisions of ASU 2014-08, "Discontinued Operations and Disclosures of Disposals of Components of an Entity", as of the beginning of the fourth quarter of fiscal 2014. We assessed the disposal group under this guidance and concluded the closure of the disposal group to be a "strategic shift". However, this strategic shift was not determined to be a "major" strategic shift based on the portion of our consolidated business that the disposal group represented. Accordingly, the disposal group was not presented in the financial statements as discontinued operations. However, we have concluded that this disposal group was an individually significant disposal group. Pretax losses for this disposal group of stores were $43.1 million for fiscal 2014 and $20.6 million for fiscal 2013. These pretax losses included asset impairment charges of $30.2 million for fiscal 2014 and $8.3 million for fiscal 2013.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	Level 1		Level 2		Level 3
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
	(In thousands)
Assets:
Cash equivalents [1]	$41,509	$110,022	$—	$—	$—	$—
Total	$41,509	$110,022	$—	$—	$—	$—

Liabilities:
GoJane performance plan liability [2]	$—	$—	$—	$—	$723	$1,446
Total	$—	$—	$—	$—	$723	$1,446

1 Cash equivalents include money market investments valued as Level 1 inputs in the fair value hierarchy. The fair value of cash equivalents approximates their carrying value due to their short-term maturities.

2 Under the terms of the fiscal 2012 GoJane acquisition agreement, the purchase price also includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business during the five year period beginning on the acquisition date (the "GJ Performance Plan"). These performance payments are not contingent upon continuous employment by the two individual former stockholders of GoJane. The GJ Performance Plan liability is measured at fair value using Level 3 inputs as defined in the fair value hierarchy. The fair value of the contingent payments as of the acquisition date was estimated to be $7.0 million. This was based on a weighted average expected achievement probability and a discount rate over the expected payment stream. Each quarter, we remeasure the GJ Performance Plan liability at fair value. During the fourth quarter of 2015, we remeasured the liability and reversed $0.8 million based on the probability of achieving the payment targets. During the fourth quarter of 2014, we remeasured the liability and reversed $4.5 million based on the probability of achieving the payment targets.

The following table provides a reconciliation of the beginning and ending balances of the GJ Performance Plan measured at fair value using significant unobservable inputs (Level 3):

	Fiscal Year Ended
	January 30, 2016	January 31, 2015
	(In thousands)
Balance at beginning of period	$1,446	$7,416
Accretion of interest expense	77	121
GoJane consideration payment	—	(1,600)
Subsequent remeasurement	(800)	(4,491)
Balance at end of period	$723	$1,446

The $0.7 million liability as of January 30, 2016 and the $1.4 million liability as of January 31, 2015 were included in non-current liabilities.

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

We recorded asset impairment charges of $11.1 million included in cost of sales during fiscal 2015. The impairment charges relate to 87 stores that were not previously impaired in addition to previously impaired stores. We recorded asset impairment charges of $77.2 million in fiscal 2014 for primarily 341 stores. Of these charges, $46.7 million was included in cost of sales. The remaining $30.5 million was included in restructuring charges, as it related to the P.S. from Aéropostale stores to be exited. We recorded store asset impairment charges, all of which was included in the cost of sales, of $46.1 million in fiscal 2013 for primarily 230 stores. The above mentioned asset impairment charges are included in our retail stores and e-commerce segment. These amounts included the write-down of long-lived assets at stores that were assessed for impairment because of (a) changes in circumstances that indicated the carrying value of assets may not be recoverable, or (b) management’s intention to relocate or close stores.  Impairment charges were primarily related to revenues and/or gross margins not meeting targeted levels at the respective stores as a result of macroeconomic conditions, location related conditions and other factors that were negatively impacting the sales and cash flows of these locations. In addition, during the fourth quarter of 2014, we recorded $5.1 million of impairment loss for GoJane trademarks included in our retail stores and e-commerce segment. The decline in fair value of the trademarks below its book value was primarily the result of lower than expected revenue and gross margin growth relative to the assumptions made in the prior fiscal year.

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

The table below sets forth by level within the fair value hierarchy the fair value of long-lived assets and intangible assets for which impairment was recognized during the year:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses
	(In thousands)
January 30, 2016:
Long-lived assets held and used	$—	$—	$1,177	$1,177	$11,120

January 31, 2015:
Long-lived assets held and used	$—	$—	$7,904	$7,904	$77,224
Intangible assets	—	—	6,300	6,300	5,100

February 1, 2014:
Long-lived assets held and used	$—	$—	$11,687	$11,687	$46,070

6. Goodwill and Intangible Assets

Goodwill is equal to the excess of the purchase price over the fair value of the net assets acquired, and represents benefits from the acquisition that are not attributable to individually identified and separately recognized assets. Those benefits include the expected opportunity to expand into new fashion categories online, and to leverage our existing infrastructure to develop and grow the GoJane business. The goodwill is deductible for tax purposes. All goodwill is related to the GoJane reporting unit, which is included in the retail stores and e-commerce segment.

We evaluate all indefinite-lived intangible assets for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. During the fourth quarter of 2015, we performed the annual impairment test for goodwill and other indefinite-lived intangible assets. As a result of the impairment test, we did not recognize any impairment loss for goodwill or other intangible assets. During fiscal 2014, we recorded $5.1 million of impairment loss for GoJane trademark included in our retail stores and e-commerce segment. The decline in fair value of the trademarks below its book value was primarily the result of lower than expected revenue and gross margin growth relative to the assumptions made in the prior fiscal year. As of January 31, 2015, the carrying value of the trademark was written down to $6.3 million. During fiscal 2013, we did not recognize any impairment loss for goodwill or other intangible assets.

Intangible Assets

Intangible assets consist of the following:

	January 30, 2016
Description	Gross Carrying Amount	Impairment	Accumulated Amortization	Net
	(In thousands)
Intangible assets subject to amortization:
Customer relationships	$3,400	$—	$(1,577)	$1,823
E-commerce software platform	800	—	(800)	—
Total intangible assets subject to amortization	4,200	—	(2,377)	1,823

Intangible assets not subject to amortization:
Trademarks	6,300	—	—	6,300

Total intangible assets	$10,500	$—	$(2,377)	$8,123

	January 31, 2015
Description	Gross Carrying Amount	Impairment	Accumulated Amortization	Net
	(In thousands)
Intangible assets subject to amortization:
Customer relationships	$3,400	$—	$(1,093)	$2,307
E-commerce software platform	800	—	(598)	202
Total intangible assets subject to amortization	4,200	—	(1,691)	2,509

Intangible assets not subject to amortization:
Trademarks	11,400	(5,100)	—	6,300

Total intangible assets	$15,600	$(5,100)	$(1,691)	$8,809

Amortization

We recognized amortization expense on intangible assets of $0.7 million in fiscal 2015, $0.8 million in fiscal 2014 and $0.8 million in fiscal 2013. We amortize our finite-lived intangible assets primarily over the following weighted-average periods: customer relationships - seven years and e-commerce software platform - three years. In addition, the weighted-average life of all finite-lived intangibles assets is six years. Based on the amount of intangible assets subject to amortization as of January 30, 2016, the expected amortization for each of the next five fiscal years and thereafter is as follows:

Amortization Expense
(In thousands)
Fiscal 2016	$486
Fiscal 2017	486
Fiscal 2018	486
Fiscal 2019	365
Fiscal 2020	—
Thereafter	—
Total	$1,823

7.  Stockholders’ Equity

Accumulated Other Comprehensive Income

The following table sets forth the components of accumulated other comprehensive income:

	January 30, 2016	January 31, 2015
	(In thousands)
Pension liability, net of tax	$1,148	$1,937
Cumulative foreign currency translation adjustment	2,241	1,161
Total accumulated other comprehensive income	$3,389	$3,098

The changes in components in accumulated other comprehensive income are as follows:

	Fiscal Year Ended
	January 30, 2016
	Pension Liability	Foreign Currency Translation	Total
	(In thousands)
Beginning balance at February 1, 2015	$1,937	$1,161	$3,098
Other comprehensive loss before reclassifications	—	1,080	1,080
Reclassified from accumulated other comprehensive loss	(789)	—	(789)
Net current-period other comprehensive (loss) income	(789)	1,080	291
Ending balance at January 30, 2016	$1,148	$2,241	$3,389

	Fiscal Year Ended
	January 31, 2015
	Pension Liability	Foreign Currency Translation	Total
	(In thousands)
Beginning balance at February 2, 2014	$(2,007)	$824	$(1,183)
Other comprehensive loss before reclassifications	—	337	337
Reclassified from accumulated other comprehensive income	3,944	—	3,944
Net current-period other comprehensive income	3,944	337	4,281
Ending balance at January 31, 2015	$1,937	$1,161	$3,098

The details for the reclassifications out of accumulated comprehensive income for fiscal 2015 and fiscal 2014 are not presented as the Supplemental Executive Retirement Plan is not material to the Consolidated Financial Statements.

Stock Repurchase Program

We have the ability to repurchase our common stock under a stock repurchase program, which was announced on December 9, 2003. The repurchase program may be modified or terminated by the Board of Directors at any time and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward. During fiscal 2015, fiscal 2014 and fiscal 2013, we did not repurchase shares of our common stock under our stock repurchase program.  Under the program to date, we have repurchased 60.1 million shares of our common stock for $1.0 billion.  As of January 30, 2016, we have approximately $104.4 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

In addition to the above program, we withheld 0.4 million shares for minimum statutory withholding taxes of $0.6 million related to the vesting of stock awards during fiscal 2015, 0.4 million shares for minimum statutory withholding taxes of $1.5 million during fiscal 2014 and 0.1 million shares for minimum statutory withholding taxes of $1.6 million during fiscal 2013.

8.  Fixtures, Equipment and Improvements

Fixtures, equipment and improvements consist of the following (in thousands):

	January 30, 2016	January 31, 2015
Leasehold improvements	$200,724	$211,889
Fixtures and equipment	93,669	98,062
Computer equipment and software	119,835	115,381
Construction in progress	1,334	2,785
	415,562	428,117
Less accumulated depreciation and amortization	319,185	298,008
	$96,377	$130,109

Depreciation and amortization expense related to fixtures, equipment and improvements was $37.3 million in fiscal 2015, $49.9 million in fiscal 2014, and $63.6 million in fiscal 2013.

9.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 30, 2016	January 31, 2015
	(In thousands)
Accrued gift cards	$19,969	$22,164
Accrued compensation	12,839	25,814
Accrued rent	4,519	5,204
Other	37,192	57,378
Total accrued expenses and other current liabilities	$74,519	$110,560

10.  Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	January 30, 2016	January 31, 2015
	(In thousands)
Deferred rent	$37,810	$38,407
Deferred tenant allowance	17,419	25,262
Advance volume purchase discount	10,215	—
Other	10,910	17,579
Total other non-current liabilities	$76,354	$81,248

11.  Revolving Credit Facility

Revolving Credit Facility

In September 2011, we entered into an amended and restated revolving credit facility with Bank of America, N.A. (as further amended, the “Credit Facility”), which was guaranteed by all of our domestic subsidiaries (the “Guarantors”) and secured by substantially all of our assets. The Credit Facility originally provided for a revolving credit line up to $175.0 million. The Credit Facility was available for working capital and general corporate purposes. The Credit Facility was scheduled to expire on September 22, 2016.

In June 2012, Bank of America, N.A. issued to us a stand-by letter of credit in the amount of approximately $250,000.

On February 21, 2014, the Company, certain of its direct and indirect subsidiaries, including GoJane LLC, the Lenders party thereto, and Bank of America, N.A., as agent for the ratable benefit of the Credit Parties (in such capacity, the “Agent”), entered into a Joinder and First Amendment to Third Amended and Restated Loan and Security Agreement and Amendment to Certain Other Loan Documents (the “First Amendment”). The First Amendment amended the Credit Facility, among other things, to increase from $175.0 million to $230.0 million the aggregate amount of loans and other extensions of credit available to the Borrower under the Credit Facility by (i) the addition of a $30.0 million first-in, last-out revolving loan facility based on the appraised value of certain intellectual property of the Company, and (ii) an increase in the Company’s existing revolving credit facility by $25.0 million, from $175.0 million to $200.0 million (which included a $40.0 million sublimit for the issuance of letters of credit). In addition, the accordion feature of the Credit Facility, under which the Company could request an increase in the commitments of the Lenders thereunder from time to time, was reduced from $75.0 million to $50.0 million. GoJane, an indirect wholly-owned subsidiary of the Company, also joined the credit facility as a new guarantor.

In connection with the Sycamore Transactions, we amended the Credit Facility with Bank of America N.A. to allow for the incurrence of this additional debt under the Loan Agreement.

On August 18, 2015, the Company entered into a Fourth Amendment to the Credit Facility and Amendment to Certain Other Loan Documents (the “Fourth Amendment”). Among other things, the Fourth Amendment extends the maturity date of the Credit Facility until at least February 21, 2019, with automatic extensions, under certain circumstances set forth in the Fourth Amendment, to August 18, 2020; provides for a reduction in the maximum principal amount of extensions of credit that may be made under the Credit Facility from $230.0 million to $215.0 million; provides for a seasonal increase in the advance rate on inventory under the borrowing base formula for the revolving credit facility contained in the Credit Facility; increases to $40.0 million the maximum aggregate principal amount of loans that may be borrowed under the FILO loan facility contained in the Credit Facility and provides for an annual decrease, commencing in 2017, in the advance rate under the borrowing base formula for FILO loans; and reflects the addition of General Electric Capital Corporation as an additional lender under the Credit Facility. The reduction in the maximum principal amount of extensions of credit under the Credit Facility was primarily driven by the Company’s strategic decision to close underperforming stores over the previous eighteen months, thus reducing inventory levels.

Loans under the Credit Facility were secured by substantially all of our assets and were guaranteed by the Guarantors. Upon the occurrence of a Suspension Event (which is defined in the Credit Facility as an event of default or any occurrence, circumstance or state of facts which would become an event of default after notice, or lapse of time, or both) or, in certain circumstances, a Cash Dominion Event (any event of default or failure to maintain availability in an amount greater than 12.5% of the lesser of the Borrowing Base (Revolving Credit) and Commitments (Revolving Credit) (as such terms are defined in the Credit Facility)), our ability to borrow funds, make investments, pay dividends and repurchase shares of our common stock may have been limited, among other limitations. Direct borrowings under the Credit Facility bear interest at a margin over either LIBOR or the Prime Rate (as each such term is defined in the Credit Facility).

The Credit Facility also contained covenants that required us to have a specified minimum amount of cash and availability on hand and to have obtained an unqualified audit opinion. These covenants also restricted our ability to, among other things:

•	incur additional debt or encumber assets of the Company;

•	merge with or acquire other companies;

•	liquidate or dissolve;

•	sell, transfer, lease or dispose of assets; and

•	make loans or guarantees.

Events of default under the Credit Facility included, without limitation and subject to grace periods and notice provisions in certain circumstances, failure to pay principal amounts when due, breaches of covenants, misrepresentation, default on leases or other indebtedness, excess uninsured casualty loss, excess uninsured judgment or restraint of business, failure to maintain specified availability levels, business failure or application for bankruptcy, legal challenges to loan documents or a change in control. Upon the occurrence of an event of default under the Credit Facility, the Lenders could have, including but not limited to, ceased making loans, terminated the Credit Facility and declared that all amounts outstanding are immediately due and payable, and taken possession of and sold all assets that had been used as collateral.

The Company was subject to a fixed charge coverage ratio if availability levels were lower than the lesser of 10% of the Borrowing Base (Revolving Credit) or Dollar Commitments (Revolving Credit), as defined in the Credit Facility.

Availability under the Credit Facility was based on a borrowing base consisting of merchandise inventory, certain intellectual property and receivables. As of January 30, 2016 and January 31, 2015, we had no borrowings under the Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit. under the Credit Facility As of January 30, 2016, the outstanding letter of credit was approximately $250,000 and expires on June 30, 2016. We did not have any other stand-by or commercial letters of credit outstanding as of January 30, 2016 under the Credit Facility.

As of January 30, 2016, our remaining availability under the Credit Facility was approximately $130.8 million.

The Chapter 11 Filings triggered an event of default and an automatic acceleration of our loans under the Credit Facility. On May 9, 2016, we repaid the $73.4 million outstanding, using the funds available under our DIP Facility, and we also cash collateralized the standby letter of credit, which currently remains outstanding.

12.  Loss Per Share

The following table sets forth the computations of basic and diluted loss per share:

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014

Net loss	$(136,943)	$(206,458)	$(141,831)
Weighted average basic shares	79,610	78,862	78,455
Impact of dilutive securities	—	—	—
Weighted average diluted shares	79,610	78,862	78,455
Basic loss per share	$(1.72)	$(2.62)	$(1.81)
Diluted loss per share	$(1.72)	$(2.62)	$(1.81)

All options to purchase shares, in addition to restricted and performance shares, and preferred shares were excluded from the computation of diluted loss per share because the effect would be anti-dilutive during fiscal 2015, fiscal 2014 and fiscal 2013.

13.  Stock-Based Compensation

Under the provisions of ASC 718, all forms of share-based payment to employees and directors, including stock options, must be treated as compensation and recognized in the statement of operations.

On May 8, 2014, the Board unanimously approved the 2014 Omnibus Incentive Plan (the “Omnibus Plan”), which is an amendment and restatement of our Second Amended and Restated 2002 Long-Term Incentive Plan, as amended (the “2002 Plan”). The Omnibus Plan became effective upon stockholder approval at the Annual Meeting of Stockholders on June 30, 2014. Stock-based compensation awarded after June 30, 2014 is awarded under the Omnibus Plan.  Shares issued as a result of stock-based compensation transactions have been funded with the issuance of new shares of the Company’s common stock.

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

The following table summarizes restricted stock units outstanding as of January 30, 2016:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 1, 2015	398	$4.60
Granted	795	3.14
Vested	(409)	4.33
Cancelled	(153)	3.16
Outstanding as of January 30, 2016	631	$3.28

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted units activity was $1.3 million for fiscal 2015, $2.1 million for fiscal 2014 and $1.2 million for fiscal 2013. As of January 30, 2016, there was $1.1 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over the weighted average period of two years.  The total fair value of units vested was $1.8 million during fiscal 2015. The total fair value of units vested was $2.5 million during fiscal 2014.

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

The following table summarizes cash-settled restricted stock units outstanding as of January 30, 2016:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 1, 2015	747	$2.44
Granted	—	—
Vested	(101)	1.80
Canceled	(178)	1.42
Outstanding as of January 30, 2016	468	$0.26

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was a benefit of $0.3 million for fiscal 2015 and expense of $1.4 million for fiscal 2014. As of January 30, 2016, there was less than $0.1 million of unrecognized compensation cost related to cash-settled restricted stock units that is expected to be recognized over the weighted average period of one year. The total fair value of units vested was $0.2 million during fiscal 2015. The total fair value of units vested was zero during fiscal 2014.

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

The following table summarizes non-vested shares of stock outstanding as of January 30, 2016:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of February 1, 2015	1,451	$11.61
Granted	446	2.88
Vested	(931)	10.63
Cancelled	(249)	10.84
Outstanding as of January 30, 2016	717	$7.72

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was $3.6 million for fiscal 2015, $7.3 million for fiscal 2014 and $13.0 million for fiscal 2013. As of January 30, 2016, there was $0.5 million of unrecognized compensation cost related to restricted shares awards that is expected to be recognized over the weighted average period of less than one year.  The total fair value of shares vested was $9.9 million during fiscal 2015, $10.3 million during fiscal 2014 and $7.9 million during fiscal 2013.

In connection with the GoJane acquisition, we granted restricted shares based on the stock price on the date granted to the two individual stockholders of GoJane, with compensation expense recognized over the three year cliff vesting period. If the aggregate dollar value of the restricted shares on the vesting date is less than $8.0 million, then we shall pay to the two individual stockholders an amount in cash equal to the difference between $8.0 million and the fair market value of the restricted shares on the vesting date. As of January 30, 2016 and during fiscal 2015, we recorded additional compensation expense of $2.8 million and have a corresponding liability of $7.6 million in accrued expenses and other current liabilities. As of January 31, 2015 and during fiscal 2014, we recorded additional compensation expense of $3.3 million and have a corresponding liability of $4.8 million. Subsequently, the payment of $7.6 million was made during the first quarter of 2016.

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

The following table summarizes performance shares of stock outstanding as of January 30, 2016:

	Performance-based		Market-based
	Performance Shares		Performance Shares
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding as of February 1, 2015	—	$—	489	$10.25
Granted	—	—	—	—
Vested	—	—	—	—
Cancelled	—	—	(269)	10.74
Outstanding as of January 30, 2016	—	$—	220	$9.65

Total compensation expense is being amortized over the vesting period. Compensation expense related to the market-based performance shares which we granted was a benefit of $0.7 million for fiscal 2015, expense of $2.4 million for fiscal 2014 and expense of $2.1 million for fiscal 2013. We did not recognize compensation expense related to performance-based performance shares during fiscal 2015, fiscal 2014 or fiscal 2013 based on our determination of the likelihood of achieving the performance conditions associated with the respective shares. As a result of the departure of Mr. Johnson, our former CEO, after the end of the second quarter of 2014, we recognized a benefit of $2.0 million during fiscal 2014 resulting from the reversal of the related stock-based compensation expense.

The following table summarizes unrecognized compensation cost and the weighted-average years expected to recognize related to performance share awards outstanding as of January 30, 2016:

	Performance-based	Market-based
	Performance Shares	Performance Shares
Total unrecognized compensation (in thousands)	$—	$380
Weighted-average years expected to recognize compensation cost (years)	0	1

Cash-Settled Stock Appreciation Rights ("CSARs")

In conjunction with the execution of the employment agreement with Mr. Johnson on May 3, 2013, we granted him an award of CSARs, with an award date value of $5.6 million. The number of CSARs granted was determined in accordance with the agreement by dividing $5.6 million by the Black Scholes value using the closing price of a share of the Company's common stock on the award date. The CSARs were treated as a liability based award. The CSARs have a term of seven years and will vest in equal 1/3 increments over three years. Additionally, we may, in our sole discretion, at any time during the term, exchange a CSAR for another form of equity which is of equal value to the CSAR at the time of the exchange. During fiscal 2015, we recognized no compensation cost or benefit. During fiscal 2014, we recorded $0.3 million of benefit related to this incentive award. During fiscal 2013, we recorded $0.3 million of expense related to this incentive award. As of January 30, 2016, there was no unrecognized compensation cost related to CSARs.  As a result of the departure of Mr. Johnson after the end of the second quarter of 2014, 2/3 of these CSARs were forfeited. The remaining vested shares expired on August 29, 2015.

Stock Options

We have an Omnibus Incentive Plan under which we may grant qualified and non-qualified stock options to purchase shares of our common stock to executives, consultants, directors, or other key employees.  Stock options may not be granted at less than the fair market value at the date of grant. Stock options generally vest over four years on a pro-rata basis and expire after eight years. Compensation expense is recognized on a straight-line basis over the term. All outstanding stock options immediately vest upon (i) a change in control of the company (as defined in the plan) and (ii) termination of the employee within one year of such change of control.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes model requires certain assumptions, including estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). During fiscal 2015, our expected volatility was 64.4%, expected term was 4.16 years, risk-free interest rate was 1.32% and expected forfeiture rate was 0%. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of operations.

The effects of applying the provisions of ASC 718 and the results obtained through the use of the Black-Scholes option-pricing model are not necessarily indicative of future values.

The following table summarizes stock option transactions for common stock during fiscal 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of February 1, 2015	2,247	$4.62
Granted	1,510	3.16
Exercised	—	—
Cancelled[1]	(1,203)	5.51
Outstanding as of January 30, 2016	2,554	$3.34	5.81	$—
Options vested as of January 30, 2016 and expected to vest[2]	2,554	$3.34	5.81	$—
Exercisable as of January 30, 2016	1,193	$3.48	5.74	$—

1 The number of options cancelled includes approximately 195,000 expired shares.
2 The number of options expected to vest takes into consideration estimated expected forfeitures.

In accordance with his employment agreement, Mr. Geiger was granted an award of options to purchase 1.5 million shares of our common stock during fiscal 2015. These stock options have a strike price of $3.17 per share, vest over two years on a pro-rata basis, and have a seven year life. During fiscal 2014, and also in accordance with his employment agreement, Mr. Geiger was granted an award of options to purchase 2.0 million shares, that had a strike price of $3.24 per share, vest over three years on a pro-rata basis, and have a seven year life.

We recognized $3.7 million in compensation expense related to stock options during fiscal 2015 which includes a charge of $1.5 million related to the voluntary relinquishment of 1.0 million stock options previously granted to the Chief Executive Officer. Compensation expense was less than $0.5 million during fiscal 2014 and less than $0.1 million during fiscal 2013. For fiscal 2015, fiscal 2014 and fiscal 2013, there was no intrinsic value for options exercised.

The following table summarizes information regarding non-vested outstanding stock options as of January 30, 2016:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of February 1, 2015	2,035	$1.52
Granted	1,510	1.61
Vested	(1,177)	1.57
Cancelled	(1,008)	1.55
Non-vested as of January 30, 2016	1,360	$1.57

As of January 30, 2016, there was $1.3 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining weighted-average vesting period of six years.

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

We have recorded a liability for this award that was immaterial to the financial statements as of January 30, 2016.

14.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	January 30, 2016	January 31, 2015
	(In thousands)
Supplemental Executive Retirement Plan (“SERP”)	$1,394	$7,531
Other retirement plan liabilities	4,273	4,226
Total	5,667	11,757
Less amount classified in accrued expenses related to SERP	—	6,044
Less amount classified in accrued expenses related to other retirement plan liabilities	1,196	653
Long-term retirement benefit plan liabilities	$4,471	$5,060

401(k) Plan

We maintain a qualified, defined contribution retirement plan with a 401(k) salary deferral feature that covers substantially all of our employees who meet certain requirements.  Under the terms of the plan, employees may contribute, subject to statutory limitations, up to 100% of gross earnings and historically, including fiscal 2013, we have provided a matching contribution of 50% of the first 5% of gross earnings contributed by the participants.  We also have the option to make additional contributions or to suspend the employer contribution at any time. The employer's matching contributions vest over a five-year service period with 20% vesting after two years and 50% vesting after year three.  Vesting increases thereafter at a rate of 25% per year so that participants will be fully vested after five years of service. We suspended the Company's matching contribution under the plan for fiscal 2014 and re-instated it for fiscal 2015. Contribution expense was $1.8 million in fiscal 2015 and $1.8 million in fiscal 2013. During fiscal 2011, we established separate defined contribution plans for eligible employees in both Canada and Puerto Rico who meet certain requirements. Contribution expense for these plans was not material to the Consolidated Financial Statements for any period presented.

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

The liability related to the SERP were $1.4 million as of January 30, 2016 and $7.5 million as of January 31, 2015. During March 2015, we paid Thomas P. Johnson, our former Chief Executive Officer, $6.0 million from our SERP. Accordingly, the SERP liability related to Mr. Johnson was classified as a current liability in our consolidated balance sheet as of January 31, 2015. In conjunction with the payment to Mr. Johnson, we recorded a benefit of $1.0 million in SG&A, with a corresponding amount recorded to relieve accumulated other comprehensive loss included in our stockholders' equity. This accounting treatment is in accordance with settlement accounting procedures under the provisions of ASC Topic 715, "Compensation - Retirement Benefits".

Other Retirement Plan Liabilities

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management. The plan is a non-qualified, non-contributory defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP. We record annual monetary credits to each participant's account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant's account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants' accounts will be fully vested upon retirement after completing five years of service and attaining age 55. The liabilities related to this plan were $4.2 million as of January 30, 2016 and $4.2 million as of January 31, 2015. Compensation expense related to this plan was not material to our Consolidated Financial Statements for any period presented.

We maintain a postretirement benefit plan for certain executives that provides retiree medical and dental benefits. The plan is an "other post-employment benefit plan", or "OPEB", and is not funded. Pension expense and the liability related to this plan were not material to our Consolidated Financial Statements for any period presented.

15.  Income Taxes

Domestic and foreign pretax loss is as follows (in thousands):

	Fiscal
	2015	2014	2013
Domestic	$(113,352)	$(196,394)	$(154,148)
Foreign	(18,978)	(25,527)	(31,971)
Total loss before (benefit) provision for income taxes	$(132,330)	$(221,921)	$(186,119)

The expense (benefit) provision for income taxes consists of the following (in thousands):

	Fiscal
	2015	2014	2013
Current:
Federal	$2,159	$(19,313)	$(45,615)
State and local	761	(1,823)	2,035
Foreign	1,191	1,269	1,052
	$4,111	$(19,867)	$(42,528)
Deferred:
Federal	$—	$—	$(5,981)
State and local	—	4,440	1,707
Foreign	502	(36)	2,514
	$502	$4,404	$(1,760)
	$4,613	$(15,463)	$(44,288)

Reconciliation of the U.S. statutory tax rate with our effective tax rate is summarized as follows:

	Fiscal
	2015	2014	2013
Federal statutory tax rate	35.0%	35.0%	35.0%
(Decrease) increase in tax resulting from:
Foreign income taxes	(1.7)%	(0.8)%	(4.2)%
State income taxes, net of federal tax benefit	(0.4)%	(1.2)%	(1.8)%
Federal income tax valuation allowance	(40.4)%	(25.2)%	(4.8)%
Other	4.0%	(0.8)%	(0.4)%
Effective tax (expense) benefit rate	(3.5)%	7.0%	23.8%

The components of the net deferred income tax assets and liabilities are as follows (in thousands):

	January 30, 2016	January 31, 2015

Net operating loss carry-forwards (“NOL’s”)	$126,650	$70,118
Furniture, equipment and improvements	6,993	9,474
Stock-based compensation	7,112	8,786
Tax credit carryovers	8,150	7,666
Deferred rent and tenant allowances	6,228	5,444
Retirement benefit plan liabilities	2,223	4,356
Unredeemed gift cards	3,120	3,251
Accrued compensation	1,293	4,085
Other	5,470	6,731
Inventory	(10,229)	(8,861)
Total net deferred tax assets before valuation allowance	157,010	111,050
Valuation allowance	(157,010)	(110,548)
Net deferred income tax assets	$—	$502

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 amended ASC 740, Income Taxes, to simplify the presentation of deferred taxes by requiring deferred tax assets and liabilities be classified as noncurrent on the balance sheet.  We have retrospectively adopted this ASU for the year ended January 30, 2016. As a result, less than $0.1 million of current deferred tax assets have been reclassified from other current assets to deferred income taxes in our Consolidated Statements of Financial Position as of January 31, 2015.

As of January 30, 2016, we had an aggregate of approximately $868.3 million of U.S. federal, state, Canadian and Puerto Rico NOL’s that will expire between 2020 and 2036.  As of January 30, 2016, we recorded income taxes receivable of $3.9 million primarily for the portion of the NOL's available to carry back. We also recorded deferred tax assets of $126.7 million, before valuation allowance, for the portion of the NOL's available to carry forward. As of January 30, 2016, we recorded a valuation allowance of $126.7 million against these NOL carry forward deferred tax assets.  We also recorded a valuation allowance of $30.3 million against other U.S. federal, state, Canadian and Puerto Rico net deferred tax assets due to losses incurred through fiscal 2015 and projections of future operating results. Subsequent recognition of these deferred tax assets that were previously reduced by the valuation allowance would result in an income tax benefit in the period of such recognition.

We have not recognized any U.S. tax expense on undistributed Puerto Rico earnings as they are intended to be indefinitely reinvested outside of the U.S.  There were no undistributed earnings at January 30, 2016.

We follow the provisions of FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in income taxes. Uncertain tax position liabilities, inclusive of interest and penalties, were $6.9 million as of January 30, 2016, $7.2 million as of January 31, 2015 and $9.9 million as of February 1, 2014.  Reversal of these liabilities, along with reversal of related deferred tax assets, would favorably impact our effective tax rate.

The amount of unrecognized tax benefits relating to our tax positions is subject to change based on future events including, but not limited to, the settlements of ongoing audits and/or the expiration of applicable statues of limitations. Although the outcomes and timing of such events are highly uncertain, we anticipate that the balance of the liability for unrecognized tax benefits and related deferred tax assets will not significantly change during the next twelve months. However, changes in the occurrence, expected outcomes and timing of those events could cause our current estimate to change materially in the future. Our portion of gross unrecognized tax benefits that would affect our effective tax rate, including interest and penalties, is $6.9 million. Of this amount, $4.8 million was recorded as a direct reduction of the related deferred tax assets.

We recognize interest and, if applicable, penalties, which could be assessed, related to uncertain tax positions in income tax expense.  Interest and penalties recorded in fiscal 2015, fiscal 2014 and fiscal 2013 were not material to the Consolidated Financial Statements. We had liabilities for accrued interest and penalties of $0.7 million as of January 30, 2016 and $0.6 million as of January 31, 2015.

Below is a reconciliation of the beginning and ending amount of the gross unrecognized tax benefits relating to uncertain tax positions (excluding interest and penalties), which are recorded in our Consolidated Balance Sheets.

Unrecognized Tax Benefits
(In thousands)
Balance at February 2, 2013	$1,880
Increases due to tax positions related to prior years	730
Increases due to tax positions related to current year	6,158
Increases due to settlements with taxing authorities	56
Decreases due to settlements with taxing authorities	(195)
Decreases due to tax positions related to prior years	(9)
Balance at February 1, 2014	$8,620
Increases due to tax positions related to prior years	362
Decreases due to settlements with taxing authorities	(304)
Decreases due to tax positions related to prior years	(2,046)
Balance at January 31, 2015	$6,632
Increases due to tax positions related to prior years	$471
Decreases due to tax positions related to prior years	(764)
Decreases due to lapse of statute of limitations	(150)
Balance at January 30, 2016	$6,189

We file U.S., Canada and Puerto Rico federal, various state and provincial income tax returns.  Our 2010 through 2014 returns are currently under audit by the IRS in relation to our NOL carryback refund claims. Currently, no significant issues have been identified and we expect the audit to be completed in 2016. Generally, tax returns remain open for examination for our 2010 through 2014 tax years by various taxing authorities.  However, certain states may keep their statute open for six to ten years.

16.  Commitments and Contingent Liabilities

Leases — We are committed under non-cancellable leases for our entire store, distribution centers and office space locations, which generally provide for minimum rent plus additional increases in real estate taxes and certain operating expenses.  Certain leases also require contingent rent based on sales.

The aggregate minimum annual real estate rent commitments as of January 30, 2016 are as follows (in thousands):

Due in Fiscal Year	Total
2016	$127,244
2017	99,341
2018	89,439
2019	76,193
2020	64,164
Thereafter	164,507
Total	$620,888

Additionally, as of January 30, 2016, we were committed to equipment leases in aggregate of $5.6 million through fiscal 2018.

Rental expense consists of the following (in thousands):

	Fiscal
	2015	2014 [1]	2013
Store rent:
Minimum rentals for stores	$119,655	$141,138	$145,454
Contingent rentals	5,567	7,728	9,925
Total store rent	125,222	148,866	155,379
Office space rentals	6,965	6,545	6,399
Distribution centers rentals	3,238	3,229	3,229
Equipment rentals	4,551	3,492	4,035
Total rent	$139,976	$162,132	$169,042

1 Includes an immaterial prior period correction which reduced minimum rentals for stores by approximately $9.8 million for fiscal 2014.

Employment Agreements — On August 18, 2014, we entered into an Employment Agreement with Mr. Geiger pursuant to which he will serve as our Chief Executive Officer. The Employment Agreement, which has a three-year term, provides for an annual salary of $1.5 million in addition to a performance based bonus.

Additionally, we have contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of conditional bonuses that may be paid is $0.5 million during fiscal 2016 and $1.2 million during fiscal 2017.

Legal Proceedings - During the pendency of the Chapter 11 Cases, all pending litigation wherein we are named as a defendant is generally stayed by operation of federal bankruptcy law, absent further order by the Bankruptcy Court. We are party to various litigation matters and proceedings in the ordinary course of business.  In the opinion of our management, dispositions of these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

On February 2, 2015, we renewed the Supplier Agreement with one of our suppliers. Should we fail to meet annual purchase minimum thresholds in this agreement we would be liable to make certain agreed upon shortfall payments to this sourcing supplier. See Note 2 for a further discussion.

As discussed above, in June 2012, Bank of America, N.A. issued a stand-by letter of credit. On May 9, 2016, we cash collateralized the standby letter of credit, which expires on June 30, 2016.

We have various product license agreements that obligate us to pay the licensee at least the guaranteed minimum royalty amount based on sales of their products.

We have not issued any third party guarantees or commercial commitments as of January 30, 2016.

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

17.  Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial information (in thousands, except per share amounts):

	13 Weeks Ended
	May 2, 2015 (1)	August 1, 2015 (2)	October 31, 2015 (3)	January 30, 2016 (4)
Fiscal 2015
Net sales	$318,643	$326,861	$363,325	$498,038
Gross profit	59,123	58,329	74,570	100,980
Net loss	(45,268)	(43,659)	(26,363)	(21,653)
Basic loss per share	(0.57)	(0.55)	(0.33)	(0.27)
Diluted loss per share	(0.57)	(0.55)	(0.33)	(0.27)

	13 Weeks Ended
	May 3, 2014 (5)	August 2, 2014 (6)	November 1, 2014 (7)	January 31, 2015 (8)
Fiscal 2014
Net sales	$395,858	$396,155	$452,889	$593,761
Gross profit	70,497	62,550	68,878	134,513
Net income (loss)	(76,782)	(63,819)	(52,323)	(13,534)
Basic earnings (loss) per share	(0.98)	(0.81)	(0.66)	(0.17)
Diluted earnings (loss) per share	(0.98)	(0.81)	(0.66)	(0.17)

(1)
Cost of sales and gross profit for the first quarter of 2015 was unfavorably impacted by store closing costs of $2.3 million ($2.3 million after tax, or $0.03 per diluted share). Selling, general and administrative expenses for the first quarter of 2015 were favorably impacted by a retirement plan settlement adjustment of $1.1 million ($1.1 million after tax, or $0.02 per diluted share).

(2)
Cost of sales and gross profit for the second quarter of 2015 was unfavorably impacted by store closing costs of $2.6 million ($2.9 million after tax, or $0.04 per diluted share). Selling, general and administrative expenses for the second quarter of 2015 was unfavorably impacted by real estate consulting fees of $2.3 million ($2.4 million after tax, or $0.03 per diluted share). Restructuring charges for the second quarter of 2015 included the benefit of reversals of previously established exit cost obligation liabilities resulting from subsequent lease terminations of $6.1 million ($6.4 million after tax, or $0.08 per diluted share).

(3)
Cost of sales and gross profit for the third quarter of 2015 was unfavorably impacted by store asset impairment charges of $2.7 million ($2.7 million after tax, or $0.03 per diluted share). These charges were offset somewhat by the reversal of previously established store closing cost obligation liabilities of $0.4 million ($0.4 million after tax, or less than $0.01 per diluted share). Selling, general and administrative expenses for the third quarter of 2015 were impacted by the reversal of a previously established consulting fee liability of $0.4 million ($0.4 million after tax, or less than $0.01 per diluted share).

(4)
Cost of sales and gross profit for the fourth quarter of 2015 was unfavorably impacted by store asset impairment charges of $8.3 million ($8.3 million after tax, or $0.10 per diluted share) and store closing costs of $0.2 million ($0.2 million after tax, or $0.00 per diluted share). Selling, general and administrative expenses for the fourth quarter of 2015 were unfavorably impacted by other costs of $3.0 million ($3.0 million after tax, or $0.04 per diluted share), which included the reversal of the CEO's stock options, severance costs and consulting costs.

(5)
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

(6)
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

(7)
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

(8)
Cost of sales and gross profit for the fourth quarter of 2014 was unfavorably impacted by asset impairment charges of $12.6 million ($9.9 million after tax, or $0.13 per diluted share). SG&A for the fourth quarter of 2014 were unfavorably impacted by other costs of $2.8 million ($2.2 million after tax, or $0.03 per diluted share), which included severance and consulting costs.

18.  Segment Information

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

The following tables provide summary financial data for each of our segments (in thousands):

	Fiscal
	2015	2014	2013
Net sales:
Retail stores and e-commerce	$1,473,964	$1,803,997	$2,069,430
International licensing	32,903	34,666	21,472
Total net sales	$1,506,867	$1,838,663	$2,090,902

	Fiscal
	2015	2014	2013
(Loss) income from operations:
Retail stores and e-commerce [1]	$(135,905)	$(144,580)	$(153,466)
International licensing	29,155	31,178	20,035
Other [2]	(12,661)	(99,736)	(51,775)
Total (loss) income from operations	$(119,410)	$(213,138)	$(185,206)

1 Such amounts include all corporate overhead and shared service function costs and we have not allocated a portion of these costs to international licensing in this presentation.

2 Other items include a restructuring benefit (see Note 4), reversal of contingent consideration (see Notes 5 and 6), net lease costs for closed stores, consulting fees, severance costs, the relinquishment of our CEO's stock options (see Note 13) and a retirement plan settlement adjustment for fiscal 2015. It includes restructuring charges (see Note 4), intangible asset impairment (see Notes 5 and 6), reversal of contingent consideration (see Notes 5 and 6), net lease costs for closed stores and consulting fees in fiscal 2014. It also includes store asset impairment charges in each fiscal year (see Note 5), litigation settlement charges in fiscal 2013 (see Note 16) and other income (charges) that are not included in the segment income (loss) from operations reviewed by the CODM.

Depreciation expense and capital expenditures have not been separately disclosed as the amounts primarily relate to the retail stores and e-commerce segment. Such amounts are not material for the international licensing segment.

	January 30, 2016	January 31, 2015
Total assets:
Retail stores and e-commerce	$345,429	$496,220
International licensing	8,954	15,969
Total assets	$354,383	$512,189

The following tables present summarized geographical information (in thousands):

	Fiscal
	2015	2014	2013
Net sales:
United States [1]	$1,448,258	$1,744,738	$1,973,775
Canada	58,609	93,925	117,127
Total net sales	$1,506,867	$1,838,663	$2,090,902

1 Amounts represent sales from U.S. and Puerto Rico retail stores, as well as e-commerce sales, that are billed to and/or shipped to foreign countries and international licensing revenue.

	January 30, 2016	January 31, 2015
Long-lived assets, net:
United States	$94,029	$125,695
Canada	2,348	4,414
Total long-lived assets, net	$96,377	$130,109

Our consolidated net sales mix by merchandise category for our retail stores and e-commerce segment was as follows:

	Fiscal
Merchandise Categories	2015	2014	2013
Young Women’s	65%	65%	65%
Young Men’s	35%	35%	35%
Total Merchandise Sales	100%	100%	100%

19.  Related Parties

On May 23, 2014, we entered into a strategic sourcing relationship with MGF Sourcing US, LLC, an affiliate of Sycamore Partners, which included $150.0 million in secured credit facilities. As of May 23, 2014 and December 31, 2015, Lemur LLC, an affiliate of Sycamore Partners owned approximately 8% of our outstanding common stock. Concurrent with, and as a condition to, entering into the Loan Agreement, we issued 1,000 shares of Series B Preferred Stock to affiliates of Sycamore Partner at an aggregate offer price of $0.1 million. Each share of Series B Preferred Stock is convertible at any time at the option of the holder on or prior to May 23, 2024 into shares of common stock at an initial conversion rate of 3,932.018 for each share of Series B Preferred Stock. The common stock underlying the Series B Preferred Stock represents 5% of our issued and outstanding common stock as of May 23, 2014 (see Note 3 to the Notes to Consolidated Financial Statements for a further discussion). Stefan Kaluzny, a managing director at Sycamore Partners, joined our Board of Directors upon the closing of this transaction. Sycamore Partners and its affiliates and Mr. Kaluzny are considered related parties due to the agreements described above combined with their ownership interest in us. In addition to the related party transactions presented on the Consolidated Statement of Operations during fiscal 2015, we had the following transactions with these related parties:

•Merchandise purchased from an affiliate of Sycamore Partners was $83.7 million during fiscal 2015, of which $18.7 million was included in our merchandise inventories as of January 30, 2016 compared to purchases of $4.0 million that were included in our merchandise inventories as of January 31, 2015,

•Accounts payable of $12.8 million to an affiliate of Sycamore Partners as of January 30, 2016 compared to $4.3 million as of January 31, 2015,

•Payments of $64.5 million to an affiliate of Sycamore Partners during fiscal 2015 compared to payments of $1.0 million during fiscal 2014.

Additionally, Scopia Capital Management, LLC owned approximately 9% of our common stock as of December 31, 2015 and is considered a related party due to their ownership interest in us. We did not have any transactions with this related party during fiscal 2015.

As of February 9, 2016, Lemur LLC ceased to be the beneficial owner of more than five percent of the Company's common stock. As of March 3, 2016, Scopia Capital Management, LLC ceased to be the beneficial owners of more than five percent of the Company's common stock.

20. Subsequent Events

Filing of Voluntary Petitions under Chapter 11 of the Bankruptcy Code

On May 4, 2016 (the “Petition Date”), we and our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and the filings therein (the “Chapter 11 Filings”). The Chapter 11 Filings constituted an event of default and automatic acceleration of our prepetition loans. The Chapter 11 cases have been consolidated for procedural purposes only and are being administered jointly under the caption “In re Aéropostale, Inc., et al.,” Case No. 16-11275.” During the pendency of the Chapter 11 cases, we will continue to operate our businesses as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

DIP Financing

In connection with the Chapter 11 Filings, the Company entered into the DIP Facility, which provides for a loan with an aggregate principal amount of $160 million. On May 6, 2016, the Bankruptcy Court granted approval for us to draw $100 million in interim financing from the DIP Facility, which we intend to use for general purposes and also to pay off the Credit Facility (as defined below). The DIP Facility requires that we maintain minimum excess availability of at least (a) $25,000,000 during the month of May 2016 and (b) $13,000,000 at all times thereafter. In addition, the DIP Facility includes a covenant that requires us to limit expenditures to amounts provided in an agreed DIP budget, subject to certain permitted variances. Furthermore, the DIP Facility includes a series of milestones related to the Chapter 11 Cases. While these milestones allow us to simultaneously pursue both a plan of reorganization and a sale process, either path requires us to achieve a series of intermediate process benchmarks and, in any event, requires that a plan become effective or a sale be consummated, in either case, within 145 days after the Petition Date. Failure to comply with these covenants or milestones would result in an event of default under the DIP Facility and permit the lenders thereunder to accelerate the loans and otherwise exercise remedies under the loan documentation for the DIP Facility.

Supplier Dispute

In March 2016, we announced that the Company was engaged in a dispute with MGF Sourcing relating to the Sourcing Agreement. This caused a disruption in the supply of merchandise and resulted in both a liquidity constraint and lost sales. On May 11, 2016, the Company reached an agreement in principle with MGF Sourcing to resolve the dispute subject to approval of the Bankruptcy Court.

Supply Agreement Amendment

On April 19, 2016, we amended and restated the Supplier Agreement with one of our suppliers, which is referenced in Note 2 to the Notes to Consolidated Financial Statements. Under the agreement, we received an advance rebate payment as purchase discount equivalent to approximately $1.75 million per annum throughout the life of the sourcing agreement as a commitment of meeting certain minimum thresholds. Should we fail to meet the annual purchase minimum thresholds we would be required to make certain agreed upon shortfall payments. This amendment decreased the annual purchase commitment and removed the opportunity to receive an additional purchase discount.

Item 9.  Changes in and Disagreements with Accountant on Accounting and Financial Disclosure

On June 23, 2015, the Audit Committee of the Board of Directors of Aéropostale, Inc. approved the dismissal of the Company’s independent registered public accounting firm, Deloitte & Touche LLP (“D&T”), and agreed to engage BDO USA, LLP (“BDO”) as the new independent registered public accounting firm of the Company and its subsidiaries for the fiscal year ending January 30, 2016. The dismissal and appointment was a result of a comprehensive competitive bidding process involving several accounting firms, including D&T.

The audit reports of D&T on the consolidated financial statements of the Company as of and for the fiscal years ended January 31, 2015 and February 1, 2014, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the Company’s two most recent fiscal years ended January 31, 2015 and February 1, 2014, and the subsequent interim period through June 23, 2015, there were no (i) disagreements between the Company and D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of D&T would have caused D&T to make reference to the subject matter of the disagreement in connection with its report for such years and (ii) there were no reportable events.

During the Company’s two most recent fiscal year’s ended January 31, 2015 and February 1, 2014, and the subsequent interim period through June 23, 2015, neither the Company nor anyone on its behalf consulted with BDO regarding any of the matters or events set forth in Item 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-K.

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 30, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on that assessment, our management believes that, as of January 30, 2016, our internal control over financial reporting is effective.

BDO USA, LLP, the Company's independent registered public accounting firm, has issued an attestation report on the Company's internal control over financial reporting. The report is included in Item 8.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act) and procedures. Based upon that evaluation, our Chief Executive Officer along with our Senior Vice President and Chief Financial Officer concluded that as of the end of our fiscal year ended January 30, 2016, our disclosure controls and procedures are effective.

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

We intend to provide the information required by this Item in an Amendment to this report.

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
Item 11.  Executive Compensation

We intend to provide the information required by this Item in an Amendment to this report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We intend to provide the information required by this Item in an Amendment to this report.

Equity Compensation Plan Information

The following table provides certain information, as of January 30, 2016, about our common stock that may be issued upon the exercise of options as well as the issuance of restricted shares, performance shares and restricted stock units granted to employees or members of our Board of Directors, under our two existing equity compensation plans, the Aéropostale, Inc. 1998 Amended and Restated Stock Option Plan and the Second Amended and Restated Aéropostale, Inc. 2002 Long-Term Incentive Plan, as amended.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	4,120,337	[1]	$2.07	[1]	3,482,207
Equity compensation plans not approved by security holders	—		—		—
Total	4,120,337		$2.07		3,482,207

1 Includes 716,544 restricted shares, 219,405 performance shares and 630,549 restricted stock units under the 2014 Omnibus Incentive Plan that have no purchase price; excluding the restricted shares, performance shares and restricted stock units would result in a weighted-average exercise price of $3.34.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

We intend to provide the information required by this Item in an Amendment to this report.

Item 14.  Principal Accountant Fees and Services

We intend to provide the information required by this Item in an Amendment to this report.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	1	The financial statements listed in the “Index to Consolidated Financial Statements” at page 50 are filed as a part of this Annual Report on Form 10-K
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

3.4
Amended and Restated By-Laws of Aéropostale, Inc., filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 28, 2016 (File No. 001-168213) , is incorporated herein by reference.

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

10.11
Fourth Amendment to Third Amended and Restated Loan and Security Agreement and Amendment to Certain other Loan Documents dated as of August 18, 2015, by and among the Company, the other Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Agent, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 24, 2015 (File No. 001-31314), is incorporated herein by reference.

10.12
Loan and Security Agreement dated as of May 23, 2014 by and among the Company, the Guarantors party thereto, the Lenders party thereto, and Aero Investors LLC, as Agent, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2014 (File No. 001-31314) , is incorporated herein by reference.

10.13
Secured Superpriority Debtor-in-Possession Loan, Security and Guaranty Agreement, dated as of May 4, 2016, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 6, 2016 (File No. 001-31314), in incorporated herein by reference.

10.14
Stock Purchase Agreement, dated as of May 23, 2014, by and between the Company and Aero Investors LLC, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2014 (File No. 001-31314) , is incorporated herein by reference.

10.15
Investor Rights Agreement, dated as of May 23, 2014, by and between the Company and Aero Investors LLC, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2014 (File No. 001-31314).

10.16
Registration Rights Agreement, dated as of May 23, 2014, by and between the Company and Aero Investors LLC, filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed with the SEC on May 28, 2014 (File No. 001-31314) , is incorporated herein by reference.

10.17
Employment Agreement, by and between the Company and Julian R. Geiger, dated as of August 18, 2014, filed as Exhibit 10.1 on the Registrant’s Current Report on Form 8-K, filed with the SEC on August 21, 2014 (File No. 001-31314) , is incorporated herein by reference.**

10.18
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

21	Subsidiaries of the Company.*
23.1	Consent of BDO USA, LLP.*
23.2	Consent of Deloitte & Touche LLP.*
31.1	Certification by Julian R. Geiger, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by David J. Dick, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
32.2	Certification by David J. Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*
__________

*	Filed herewith.
**	Management contract or compensatory plan.
***	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AÉROPOSTALE, INC.

By:        /s/  JULIAN R. GEIGER
Julian R. Geiger
Chief Executive Officer and Director

Date: May 20, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the Registrant, and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JULIAN R. GEIGER	Chief Executive Officer	May 20, 2016
Julian R. Geiger	and Director
(Principal Executive Officer)

/s/ DAVID J. DICK	Senior Vice President	May 20, 2016
David J. Dick	and Chief Financial Officer
(Principal Financial Officer)

/s/ KARIN HIRTLER-GARVEY	Chairman of the Board	May 20, 2016
Karin Hirtler-Garvey	of Directors

/s/ RONALD R. BEEGLE	Director	May 20, 2016
Ronald R. Beegle

/s/ MICHAEL J. CUNNINGHAM	Director	May 20, 2016
Michael J. Cunningham

/s/ EVELYN DILSAVER	Director	May 20, 2016
Evelyn Dilsaver

/s/ KENNETH B. GILMAN	Director	May 20, 2016
Kenneth B. Gilman

/s/ JANET E. GROVE	Director	May 20, 2016
Janet E. Grove

/s/ JOHN N. HAUGH	Director	May 20, 2016
John N. Haugh

/s/ JOHN D. HOWARD	Director	May 20, 2016
John D. Howard

/s/ DAVID B. VERMYLEN	Director	May 20, 2016
David B. Vermylen

AÉROPOSTALE, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Reserve for Sales Returns:	Balance Beginning of Period	Amounts Charged to Net (Loss) Income	Write-offs Against Reserve	Balance End of Period
	(In thousands)
Year Ended January 30, 2016	$234	$207	$243	$198
Year Ended January 31, 2015	$157	$340	$263	$234
Year Ended February 1, 2014	$496	$(153)	$186	$157

Valuation Allowance for U.S. federal and state, and Canadian Deferred Tax Assets:	Balance Beginning of Period	Amounts Charged to Net (Loss) Income	Write-offs Against Reserve	Balance End of Period
	(In thousands)
Year Ended January 30, 2016	$110,548	$46,462	$—	$157,010
Year Ended January 31, 2015	$31,925	$78,623	$—	$110,548
Year Ended February 1, 2014	$1,328	$30,597	$—	$31,925