Form 10-Q
period 2016-04-30
AEROPOSTALE INC
filed 2016-07-13
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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

The Registrant had 80,635,334 shares of common stock outstanding as of July 1, 2016.

AÉROPOSTALE, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	April 30, 2016	January 30, 2016	May 2, 2015
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,156	$65,097	$75,951
Merchandise inventory	127,268	119,821	138,346
Income taxes receivable	3,654	3,912	17,462
Prepaid expenses and other current assets	40,813	38,576	43,508
Total current assets	192,891	227,406	275,267
Fixtures, equipment and improvements, net	76,667	96,377	122,037
Goodwill	13,919	13,919	13,919
Intangible assets, net	8,001	8,123	8,620
Other assets	7,536	8,558	9,186
TOTAL ASSETS	$299,014	$354,383	$429,029

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$45,522	$96,196	$67,918
Accrued expenses and other current liabilities	52,344	74,519	79,588
Indebtedness to related party	144,239	5,000	—
Short-term borrowings	73,468	—	—
Total current liabilities	315,573	175,715	147,506

Indebtedness to related party - non-current	—	137,960	141,084

Other non-current liabilities	76,047	76,354	90,510

Commitments and contingent liabilities

Stockholders’ (Deficit) Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; 1; 1 and 1 shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 81,678; 81,045 and 80,128 shares issued	817	810	801
Additional paid-in capital	256,758	255,805	250,927
Accumulated other comprehensive income	3,908	3,389	1,987
Accumulated deficit	(350,325)	(291,908)	(200,233)
Treasury stock 1,050; 923 and 615 shares, at cost	(3,764)	(3,742)	(3,553)
Total stockholders’ (deficit) equity	(92,606)	(35,646)	49,929
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$299,014	$354,383	$429,029

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	13 weeks ended
	April 30, 2016	May 2, 2015
Net sales	$298,640	$318,643
Cost of sales (includes certain buying, occupancy and warehousing expenses) [1]	254,492	259,520
Gross profit	44,148	59,123
Selling, general and administrative expenses	96,690	99,521
Restructuring (benefit) charges	—	58
Loss from operations	(52,542)	(40,456)
Interest expense [2]	4,309	3,387
Loss before income taxes	(56,851)	(43,843)
Income tax expense (benefit)	1,566	1,425
Net loss	$(58,417)	$(45,268)
Basic loss per share	$(0.73)	$(0.57)
Diluted loss per share	$(0.73)	$(0.57)
Weighted average basic shares	80,313	79,275
Weighted average diluted shares	80,347	79,275

1 Includes cost of merchandise from related party of $27.8 million during the first quarter of 2016 and $7.0 million during the first quarter of 2015.

2 Includes interest expense to related party of $2.6 million during the first quarter of 2016 and $2.5 million during the first quarter of 2015.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	13 weeks ended
	April 30, 2016	May 2, 2015
Net loss	$(58,417)	$(45,268)
Other comprehensive income (loss):
Pension liability adjustment, net of income taxes of $0 for all periods presented	8	(933)
Foreign currency translation adjustment (See Note 7)	511	(178)
Other comprehensive income	$519	$(1,111)
Comprehensive loss	$(57,898)	$(46,379)

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	13 weeks ended
	April 30, 2016	May 2, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,417)	$(45,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,603	10,101
Asset impairment charges	14,874	—
Amortization of intangible assets	122	189
Stock-based compensation	889	3,799
Other	2,622	(244)
Changes in operating assets and liabilities:
Merchandise inventory	(7,428)	(7,831)
Income taxes receivable and other assets	(1,883)	6,191
Accounts payable	(50,984)	(20,502)
Advance volume purchase discount	—	17,500
Accrued expenses and other liabilities	(21,895)	(37,008)
Net cash used in operating activities	$(114,497)	$(73,073)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,747)	(2,569)
Net cash used in investing activities	$(2,747)	$(2,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	215,468	—
Repayments under revolving credit facility	(142,000)	—
Financing fees related to revolving credit facility	(488)	—
Purchase of treasury stock	(22)	(401)
Net cash provided by (used in) financing activities	$72,958	$(401)

Effect of exchange rate changes	$345	$244

Net decrease in cash and cash equivalents	(43,941)	(75,799)
Cash and cash equivalents, beginning of year	65,097	151,750
Cash and cash equivalents, end of period	$21,156	$75,951

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Aéropostale, Inc. and its subsidiaries (“we”, “us”, “our”, the “Company” or “Aéropostale”) is a specialty retailer of casual apparel and accessories, principally serving young women and men through its Aéropostale stores and website and 4 to 12 year-olds through its P.S. from Aéropostale stores and website.  The Company provides customers with a focused selection of high quality fashion and fashion basic merchandise at compelling values through its retail stores and e-commerce channel. Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise, other than in licensed stores outside the United States. Aéropostale products can be purchased in Aéropostale stores and online at www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to www.aeropostale.com, www.ps4u.com or www.gojane.com are solely references to a uniform resource locator, or URL, and are inactive textual references only, not intended to incorporate the websites into this Quarterly Report on Form 10-Q).  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, in certain Aéropostale stores and online at www.ps4u.com and www.aeropostale.com.  We also operate GoJane.com, an online women's fashion footwear and apparel retailer. GoJane products can be purchased online at www.gojane.com. As of April 30, 2016, we operated 805 stores, consisting of 739 Aéropostale stores in all 50 states and in Puerto Rico, 41 Aéropostale stores in Canada, as well as 25 P.S. from Aéropostale stores in 12 states. In addition, pursuant to various licensing agreements, our licensees operated 322 Aéropostale and P.S. from Aéropostale locations in the Middle East, Asia, Europe and Latin America as of April 30, 2016. We recently announced new licensing agreements to bring stores to Thailand, Egypt and Indonesia, and our licensees recently opened stores in India and the Republic of Ireland.

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

DIP Financing

In connection with the Chapter 11 Filings, Aéropostale, Inc., as borrower, certain Debtors as guarantors, the lenders party thereto from time to time, and Crystal Financial, LLC, entered into an asset-based credit facility in an aggregate principal amount of up to $160 million (the “DIP Facility”). On May 6, 2016, the Bankruptcy Court granted interim approval to the Company to draw $100 million in financing from the DIP Facility, which the Company is using for general purposes and also has utilized to pay off the Credit Facility (as defined below). On June 10, 2016, the DIP Facility was approved by the Bankruptcy Court for the full amount of $160 million. For further discussion see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As we discuss further below, we have taken numerous steps to enhance our liquidity position, including, among other things, amending our Credit Facility with Bank of America N.A. on August 18, 2015 to increase borrowing availability and extend the maturity date (see Note 11 to the Notes to Consolidated Financial Statements), effectuating our plan to restructure the P.S. from Aéropostale business and to reduce costs and close under-performing Aéropostale stores in the United States and Canada, focusing on merchandising and operational initiatives described throughout this Report, and taking various other strategic actions directed toward improving our profitability and liquidity. During fiscal 2015, we reduced our capital expenditures to $15.7 million from

$23.8 million in fiscal 2014, and expect to further reduce capital expenditures to less than $14.0 million during fiscal 2016. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

In addition, following a strategic business review in the fourth quarter of 2015, we instituted an aggressive cost reduction program targeting both direct and indirect spending across the organization (“2015 Cost Reduction Program”).  The Company expects this program to generate approximately $35.0 million to $40.0 million in annualized pre-tax savings which is expected to be fully achieved in fiscal 2016. As part of this program, we reduced our corporate headcount by approximately 100 positions, or 13%, at the end of fiscal 2015. In fiscal 2014, we reduced our corporate headcount by 100 open or occupied corporate positions (“2014 Cost Reduction Program”).

In March 2016, we announced that the Company was engaged in a dispute with MGF Sourcing relating to the Sourcing Agreement (as hereinafter defined). This caused a disruption in the supply of merchandise and resulted in both a liquidity constraint and lost sales. On May 11, 2016, the Company reached an agreement in principle with MGF Sourcing to resolve the dispute which has been approved of the Bankruptcy Court. Under the terms of this agreement, outstanding purchase orders will be fulfilled under revised terms and no further purchase orders will be written. Upon fulfillment of open purchase orders and payment of post-bankruptcy petition invoices, the agreement shall terminate.

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

We expect to continue to operate in the normal course of business during the reorganization process. Unless otherwise authorized by the Bankruptcy Court, the Bankruptcy Code prohibits us from making payments to creditors on account of pre-petition claims. Vendors are, however, being paid for goods furnished and services provided after the Petition Date in the ordinary course of business. Further, while we continue to explore strategic alternatives through the reorganization process, we will also continue to focus internally on improving our performance through our merchandising, operational and financial initiatives. We expect to implement our strategic initiatives and our additional merchandising and operational initiatives as described in Note 1 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, in an effort to improve liquidity and profitability; however, there can be no assurance of whether or when we will successfully emerge from bankruptcy or if any of the alternatives we are considering will be successfully completed on acceptable terms.

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

2.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. However, in the opinion of our management, all adjustments necessary for a fair presentation of the results of the interim periods have been made. These adjustments consist primarily of normal recurring accruals and estimates that impact the carrying value of assets and liabilities. Actual results may differ materially from these estimates. The consolidated balance sheet as of January 30, 2016 was derived from audited financial statements.

Our business is highly seasonal, and historically, we have realized a significant portion of our sales and cash flows in the second half of the year, attributable to the impact of the back-to-school selling season in the third quarter and the holiday selling season in the fourth quarter.  As a result, our working capital requirements fluctuate during the year, increasing in mid-summer in anticipation of the third and fourth quarters. Our business is also subject, at certain times, to calendar shifts which may occur during key selling times such as school holidays, Easter and regional fluctuations in the calendar during the back-to-school selling season. Therefore, our interim period unaudited condensed consolidated financial statements may not be indicative of our full-year results of operations, financial condition or cash flows.  These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for our fiscal year ended January 30, 2016 (“Fiscal 2015 10-K”).

References to “2016” or “fiscal 2016” mean the 52-week period ending January 28, 2017 and references to “2015” or “fiscal 2015” mean the 52-week period ended January 30, 2016.  References to “the first quarter of 2016” mean the thirteen-week period ended April 30, 2016 and references to “the first quarter of 2015” mean the thirteen-week period ended May 2, 2015.

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

The Supplier Agreement requires us to meet an annual purchase minimum threshold that approximates 15% of our fiscal 2015 consolidated cost of sales. Should we fail to meet the annual purchase minimum thresholds, we would be required to make a shortfall payment to the supplier based on a scaled percentage of the applicable annual purchase minimum shortfall during the applicable period. We expect to meet the annual purchase minimum for fiscal 2016.

In connection with the Supplier Agreement, we earned $4.5 million in rebates which reduced our liability from $17.5 million to $13.0 million, of which $1.8 million is classified in accrued expenses as of April 30, 2016. This liability is amortized upon receipt of merchandise.

4.  Sycamore Transactions

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

As of May 23, 2014 and September 30, 2015, Lemur LLC, an affiliate of Sycamore Partners, owned approximately 8% of our outstanding common stock. Stefan Kaluzny, a managing director at Sycamore Partners, joined our Board of Directors upon the closing of this transaction. In addition to Mr. Kaluzny, Sycamore Partners received the right to appoint one additional member to our Board, and appointed Julian R. Geiger, who subsequently agreed to become our CEO on August 18, 2014. Additionally, a third independent appointee was mutually agreed upon by Sycamore Partners and us. Mr. Kaluzny did not stand for re-election to our Board of Directors at our 2015 Annual Meeting. Sycamore Partners and its affiliates and Mr. Kaluzny are considered related parties due to their ownership interest in us (see Note 17 for a further discussion). In August 2015, Kent A. Kleeberger, a Sycamore Partners appointee, joined our Board of Directors. Mr. Kleeberger resigned from the Board of Directors on February 5, 2016.

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

The Tranche A Loan bears interest at a rate equal to 10% per annum and, at our election, up to 50% of the interest can be payable-in-kind during the first three years and up to 20% of the interest can be payable-in-kind during the final two years. The first year of interest under the Tranche A Facility in the amount of $10.0 million was prepaid in cash in full on May 23, 2014, and no other interest payments were required to be paid during the first year of the Tranche A Loan. The Tranche A Loan has no annual scheduled repayment requirements. The Tranche A Loan was scheduled to mature on May 23, 2019. The Tranche B Loan does not accrue any interest and is to be repaid in equal annual installments of 10% per annum beginning in fiscal 2016.

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

Prior to the Chapter 11 Filings, the Tranche A Loan was scheduled to mature on May 23, 2019 and the Tranche B Loan was scheduled to mature on the earlier of (a) tenth anniversary of the end of the Start-Up Period (as such term is defined in the Sourcing Agreement described below) and (b) the expiration or termination of the Sourcing Agreement. However, the Chapter 11 Filings triggered events of default and an automatic acceleration of the Term Loans.

The Loan Agreement contains representations, covenants and events of default that are substantially consistent with our revolving credit facility with Bank of America, N.A. The Loan Agreement also contains a $70.0 million minimum liquidity covenant. The Company was in compliance with the minimum liquidity covenant under the Loan Agreements at April 30, 2016.

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

We had fair values of $144.2 million in borrowings outstanding under the Loan Agreement, with face value of $150.0 million as of April 30, 2016. Fair value outstanding for Tranche A Loan was $109.3 million, with a face value of $100.0 million. Fair value outstanding for Tranche B Loan was $34.9 million, with a face value of $50.0 million. Total interest associated with this transaction was $2.6 million for the first quarter of 2016.

In connection with the Chapter 11 Filings, these Term Loans have been reclassified to current liabilities on the Balance Sheet.

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

Non-Exclusive Sourcing Agreement

As a condition to funding the Tranche B Loan, we and one of our subsidiaries also entered into a non-exclusive Sourcing Agreement (the "Sourcing Agreement") with TSAM (Delaware) LLC (d/b/a MGF Sourcing US LLC), an affiliate of Sycamore Partners ("MGF"). The price of merchandise sold to us by MGF pursuant to the Sourcing Agreement was required to be competitive to market. We commenced sourcing goods with MGF pursuant to the Sourcing Agreement during the fourth quarter of 2014.

We guaranteed the obligations of our subsidiary under the Sourcing Agreement. The Sourcing Agreement required us to purchase a minimum volume of product for a period of 10 years commencing with our first fiscal quarter of 2016 (such period, the "Minimum Volume Commitment Period"), of between $240.0 million and $280.0 million per annum depending on the year (the "Minimum Volume Commitment"). If we failed to purchase the applicable Minimum Volume Commitment in any given year, we would be required to pay a shortfall commission to MGF, based on a scaled percentage of the applicable Minimum Volume Commitment shortfall during the applicable period.

Under the Sourcing Agreement, MGF was required to pay to us an annual rebate, equal to a fixed amount multiplied by the percentage of annual purchases made by us (including purchases deemed to be made by virtue of payment of the shortfall commission) relative to the Minimum Volume Commitment, to be applied towards the payment of the required amortization on the Tranche B Loan. The Sourcing Agreement provided for certain carryover credits if we purchased a volume of product above the Minimum Volume Commitment during the applicable Minimum Volume Commitment Period.

We could terminate the Sourcing Agreement upon nine months' prior notice at any time after the first three years of the Minimum Volume Commitment Period elapsed, subject to payment of a termination fee scaled to the term remaining under the Sourcing Agreement.

In March 2016, we announced that the Company was engaged in a dispute with MGF Sourcing relating to the Sourcing Agreement. This caused a disruption in the supply of merchandise and resulted in both a liquidity constraint and lost sales. On May 11, 2016, the Company reached an agreement with MGF Sourcing to resolve the dispute as evidenced by the amendment to the Sourcing Agreement dated May 16, 2016, which has been approved by the Bankruptcy Court. Under the terms of this agreement, outstanding purchase orders will be fulfilled under revised terms and no further purchase orders will be written. Upon fulfillment of open purchase orders and payment of post-bankruptcy petition invoices, the agreement shall terminate.

5.  Restructuring Program

On April 30, 2014, following an assessment of changing consumer shopping patterns, management and the Board of Directors approved a comprehensive plan to restructure the P.S. from Aéropostale business, which is included in our retail store and e-

commerce segment, and to reduce costs. As of January 31, 2015, we closed 126 P.S. from Aéropostale stores, primarily in mall locations, and streamlined and improved the Company's expense structure. The 2014 Cost Reduction Program also targeted direct and indirect spending across the organization during fiscal 2014.

The following is a summary of (benefit) expense recognized in restructuring charges in the statement of operations associated with this program:

	13 weeks ended
	April 30, 2016	May 2, 2015
	(In thousands)
Asset impairment charges	$—	$—
Severance costs	—	—
Lease costs, net of liability reversals	—	(236)
Other exit costs	—	294
Total	$—	$58

	Impairments	Severance	Lease Costs	Unamortized Tenant Allowance and Deferred Rent	Other Exit Costs	Total
	(In thousands)
Liability/Charge at Program Inception	$30,497	$1,060	$1,046	$(17,718)	$1,886	$16,771
Additions	—	3,054	18,355	—	2,435	23,844
Paid or Utilized	(30,497)	(4,114)	(13,042)	—	(4,321)	(51,974)
Adjustments	—	—	(6,359)	17,718	—	11,359
Liability as of April 30, 2016	$—	$—	$—	$—	$—	$—

We closed 115 P.S. from Aéropostale stores during the fourth quarter of fiscal 2014 related to the above mentioned restructuring program. We elected to early adopt the provisions of ASU 2014-08, "Discontinued Operations and Disclosures of Disposals of Components of an Entity", as of the beginning of the fourth quarter of fiscal 2014. We assessed the disposal group under this guidance and concluded the closure of the disposal group to be a "strategic shift". However, this strategic shift was not determined to be a "major" strategic shift based on the portion of our consolidated business that the disposal group represented. Accordingly the disposal group was not presented in the financial statements as discontinued operations. However, we have concluded that this disposal group was an individually significant disposal group. There were no pretax losses for this disposal group of stores for the first quarter of 2016 and $0.1 million for the first quarter of fiscal 2015.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	Level 1			Level 2			Level 3
	April 30, 2016	January 30, 2016	May 2, 2015	April 30, 2016	January 30, 2016	May 2, 2015	April 30, 2016	January 30, 2016	May 2, 2015
	(In thousands)
Assets:
Cash equivalents [1]	$27	$41,509	$41,054	$—	$—	$—	$—	$—	$—
Total	$27	$41,509	$41,054	$—	$—	$—	$—	$—	$—

Liabilities:
GoJane performance plan liability [2]	$—	$—	$—	$—	$—	$—	$736	$723	$1,468
Total	$—	$—	$—	$—	$—	$—	$736	$723	$1,468

1 Cash equivalents include money market investments valued as Level 1 inputs in the fair value hierarchy. The fair value of cash equivalents approximates their carrying value due to their short-term maturities.

2 Under the terms of the fiscal 2012 GoJane acquisition agreement, the purchase price also includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business during the five year period beginning on the acquisition date (the "GJ Performance Plan"). These performance payments are not contingent upon continuous employment by the two individual former stockholders of GoJane. The GJ Performance Plan liability is measured at fair value using Level 3 inputs as defined in the fair value hierarchy. The fair value of the contingent payments as of the acquisition date was estimated to be $7.0 million. This was based on a weighted average expected achievement probability and a discount rate over the expected payment stream. Each quarter, we remeasure the GJ Performance Plan liability at fair value. During the fourth quarter of 2015 and 2014, we remeasured the liability and reversed $0.8 million and $4.5 million, respectively, based on the probability of achieving the payment targets.

The following table provides a reconciliation of the beginning and ending balances of the GJ Performance Plan measured at fair value using significant unobservable inputs (Level 3):

	13 weeks ended
	April 30, 2016	May 2, 2015
	(In thousands)
Balance at beginning of period	$723	$1,446
Accretion of interest expense	13	22
GoJane consideration payment	—	—
Balance at end of period	$736	$1,468

The $0.7 million liability as of April 30, 2016 was included in non-current liabilities. The $1.5 million liability as of May 2, 2015 was included in non-current liabilities.

Non-Financial Assets

We recorded asset impairment charges of approximately $14.9 million during the first quarter of 2016. The impairment charges relate to 45 stores that were not previously impaired in addition to previously impaired stores. This impairment charge was included in cost of sales. We did not record any asset impairment charges during the first quarter of 2015.

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

The table below sets forth by level within the fair value hierarchy the fair value of long-lived assets for which impairment was recognized for the first quarter of fiscal 2016 and 2015:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses
	(In thousands)
April 30, 2016:
Long-lived assets held and used	$—	$—	$—	$—	$14,874

May 5, 2015:
Long-lived assets held and used	$—	$—	$—	$—	$—

7.  Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of accumulated other comprehensive income (loss):

	April 30, 2016	January 30, 2016	May 2, 2015
	(In thousands)
Pension liability, net of tax	$1,156	$1,148	$1,004
Cumulative foreign currency translation adjustment	2,752	2,241	983
Total accumulated other comprehensive income	$3,908	$3,389	$1,987

The changes in components in accumulated other comprehensive income (loss) are as follows:

	13 weeks ended
	April 30, 2016
	Pension Liability	Foreign Currency Translation	Total
	(In thousands)
Beginning balance at January 30, 2016	$1,148	$2,241	$3,389
Other comprehensive income before reclassifications	8	511	519
Reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive (loss) income	$8	$511	$519
Ending balance at April 30, 2016	$1,156	$2,752	$3,908

	13 weeks ended
	May 2, 2015
	Pension Liability	Foreign Currency Translation	Total
	(In thousands)
Beginning balance at February 1, 2015	$1,937	$1,161	$3,098
Other comprehensive income before reclassifications	—	(178)	(178)
Reclassified from accumulated other comprehensive loss	(933)	—	(933)
Net current-period other comprehensive income	$(933)	$(178)	$(1,111)
Ending balance at May 2, 2015	$1,004	$983	$1,987

The details for the reclassifications out of accumulated comprehensive income for fiscal 2015 and fiscal 2014 are not presented as the Supplemental Executive Retirement Plan is not material to the Consolidated Financial Statements.

Stock Repurchase Program

We have the ability to repurchase our common stock under a stock repurchase program. The repurchase program may be modified or terminated by the Board of Directors at any time and there is no expiration date for the program. The extent and timing of repurchases will depend upon general business and market conditions, stock prices, opening and closing of the stock trading window, and liquidity and capital resource requirements going forward. During each of the first quarter of fiscal 2016 and 2015, we did not repurchase shares of our common stock under our stock repurchase program. Under the program to date, we have repurchased 60.1 million shares of our common stock for $1.0 billion.  As of April 30, 2016, we have approximately $104.4 million of repurchase authorization remaining under our $1.15 billion share repurchase program.

In addition to the above program, we withheld 0.1 million shares for minimum statutory withholding taxes of $22,000 related to the vesting of stock awards during the first quarter of 2016 and 0.4 million shares for minimum statutory withholding taxes of $401,000 during the first quarter of 2015.

8.  Loss Per Share

The following table sets forth the computations of basic and diluted loss per share:

	13 weeks ended
	April 30, 2016	May 2, 2015
	(In thousands, except per share data)
Net loss	$(58,417)	$(45,268)
Weighted average basic shares	80,313	79,275
Impact of dilutive securities	34	—
Weighted average diluted shares	80,347	79,275
Basic loss per share	$(0.73)	$(0.57)
Diluted loss per share	$(0.73)	$(0.57)

All options to purchase shares, in addition to restricted, performance shares and convertible preferred shares, were excluded from the computation of diluted loss per share because the effect would be anti-dilutive.

9.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	April 30, 2016	January 30, 2016	May 2, 2015
	(In thousands)
Accrued gift cards	$16,846	$19,969	$19,395
Accrued compensation and retirement benefit plan liabilities	8,035	12,839	10,534
Accrued rent	4,584	4,519	—
Current portion of exit cost obligations	—	—	7,012
Other	22,879	37,192	42,647
Total accrued expenses and other current liabilities	$52,344	$74,519	$79,588

10.  Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	April 30, 2016	January 30, 2016	May 2, 2015
	(In thousands)
Deferred rent	$37,827	$37,810	$38,415
Deferred tenant allowance	16,412	17,419	21,891
Advance volume purchase discount	11,224	10,215	13,422
Non-current portion of exit cost obligations	—	—	5,486
Other	10,584	10,910	11,296
Total other non-current liabilities	$76,047	$76,354	$90,510

11.  Revolving Credit Facility

In September 2011, we entered into an amended and restated revolving credit facility with Bank of America, N.A. (as further amended, the “Credit Facility”), which was guaranteed by all of our domestic subsidiaries (the "Guarantors") and secured by substantially all of our assets. The Credit Facility originally provided for a revolving credit line up to $175.0 million. The Credit Facility is available for working capital and general corporate purposes. The Credit Facility was scheduled to expire on September 22, 2016.

In June 2012, Bank of America, N/A. issued to us a stand-by letter of credit in the amount of approximately $250,000.

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

In connection with this agreement, we amended the Credit Facility with Bank of America N.A. to allow for the incurrence of this additional debt under the Loan Agreement.

On August 18, 2015, the Company entered into a Fourth Amendment to the Credit Facility and Amendment to Certain Other Loan Documents (the “Fourth Amendment”). Among other things, the Fourth Amendment extended the maturity date of the Credit

Facility, until at least February 21, 2019, with automatic extensions, under certain circumstances set forth in the Fourth Amendment, to August 18, 2020; provided for a reduction in the maximum principal amount of extensions of credit that may be made under the Credit Facility from $230 million to $215 million; provided for a seasonal increase in the advance rate on inventory under the borrowing base formula for the revolving credit facility contained in the Credit Facility; increased to $40 million the maximum aggregate principal amount of loans that may be borrowed under the FILO loan facility contained in the Credit Facility and provided for an annual decrease, commencing in 2017, in the advance rate under the borrowing base formula for FILO loans; and reflected the addition of General Electric Capital Corporation as an additional lender under the Credit Facility. The reduction in the maximum principal amount of extensions of credit under the Credit Facility was primarily driven by the Company’s strategic decision to close underperforming stores, thus reducing inventory levels.

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

Availability under the Credit Facility was based on a borrowing base consisting of merchandise inventory, certain intellectual property and receivables. As of April 30, 2016 we had borrowings of 73.5 million, and as of January 30, 2016 and May 2, 2015 we had no borrowings under the Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of April 30, 2016, the outstanding letter of credit was approximately $250,000 and expires on June 30, 2016. We do not have any other stand-by or commercial letters of credit outstanding as of April 30, 2016 under the Credit Facility.

As of April 30, 2016, our remaining availability under the Credit Facility was approximately $74.3 million.

The Chapter 11 Filings triggered an event of default and an automatic acceleration of our loans under the Credit Facility. On May 9, 2016, we repaid $73.4 million outstanding, using the funds available under our DIP Facility, and we also cash collateralized the standby letter of credit, which currently remains outstanding.

12.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	April 30, 2016	January 30, 2016	May 2, 2015
	(In thousands)
Supplemental Executive Retirement Plan (“SERP”)	$1,204	$1,394	$1,412
Other retirement plan liabilities	4,484	4,273	4,445
Total	$5,688	$5,667	$5,857
Less amount classified in accrued expenses related to SERP	—	—	—
Less amount classified in accrued expenses related to other retirement plan liabilities	1,387	1,196	754
Long-term retirement benefit plan liabilities	$4,301	$4,471	$5,103

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

The liability related to the SERP was $1.2 million as of April 30, 2016, $1.4 million as of January 30, 2016 and $1.4 million as of May 2, 2015. During March 2015, we paid Thomas P. Johnson, our former Chief Executive Officer, $6.0 million from our SERP. In conjunction with the payment to Mr. Johnson, we recorded a benefit of $1.0 million in SG&A, with a corresponding amount recorded to relieve accumulated other comprehensive loss included in our stockholders' equity. This accounting treatment is in accordance with settlement accounting procedures under the provisions of ASC Topic 715, "Compensation - Retirement Benefits".

Other Retirement Plan Liabilities

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management. The plan is a non-qualified, non-contributory defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP. We record annual monetary credits to each participant's account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant's account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants' accounts will be fully vested upon retirement after completing five years of service and attaining age 55. The liabilities related to this plan were $4.2 million as of April 30, 2016, $4.2 million as of January 30, 2016 and $4.4 million as of May 2, 2015. Compensation expense related to this plan was not material to our unaudited condensed consolidated financial statements for any period presented.

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

On May 8, 2014, the Board unanimously approved the 2014 Omnibus Incentive Plan (the “Omnibus Plan”), which is an amendment and restatement of our Second Amended and Restated 2002 Long-Term Incentive Plan, as amended (the “2002 Plan”). The Omnibus Plan became effective upon stockholder approval at the Annual Meeting of Stockholders on June 30, 2014. Stock-based compensation awarded after June 30, 2014 is awarded under the Omnibus Plan. Shares issued as a result of stock-based compensation transactions have been funded with the issuance of new shares of the Company's common stock.

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

The following table summarizes restricted stock units outstanding as of April 30, 2016:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 30, 2016	631	$3.28
Granted	2,226	0.24
Vested	(25)	7.14
Cancelled	(84)	2.18
Outstanding as of April 30, 2016	2,748	$0.82

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted stock unit activity was $0.2 million for the first quarter of 2016 and $0.6 million for the first quarter of 2015.  As of April 30, 2016, there was $1.2 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over the weighted average period of 1.3 years.  The total fair value of restricted stock units vested was $0.2 million during the first quarter of 2016. The total fair value of units vested was $0.8 million during the first quarter of 2015.

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

The following table summarizes cash-settled restricted stock units outstanding as of April 30, 2016:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 30, 2016	468	$0.26
Granted	—	—
Vested	(8)	0.18
Cancelled	(37)	0.18
Outstanding as of April 30, 2016	423	$0.04

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was a benefit of $0.1 million for the first quarter of 2016 and an expense of $0.5 million for the first quarter of 2015. As of April 30, 2016, there was no unrecognized compensation cost related to cash-settled restricted stock units that is expected to be recognized over the weighted average period of 0.92 years.

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

The following table summarizes non-vested shares of stock outstanding as of April 30, 2016:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 30, 2016	717	$7.72
Granted	—	—
Vested	(609)	3.08
Cancelled	(95)	8.36
Outstanding as of April 30, 2016	13	$11.70

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was $0.2 million for the first quarter of 2016 and $1.5 million for the first quarter of 2015.  As of April 30, 2016, the unrecognized compensation expense related to restricted share awards that is expected to be recognized over the weighted average period of less than one year is immaterial.  The total fair value of shares vested was $5.1 million during the first quarter of 2016 and $1.3 million during the first quarter of 2015.

In connection with the GoJane acquisition, we granted restricted shares based on the stock price on the date granted to the two individual stockholders of GoJane, with compensation expense recognized over the three year cliff vesting period. If the aggregate dollar value of the restricted shares on the vesting date is less than $8.0 million, then we shall pay to the two individual stockholders an amount in cash equal to the difference between $8.0 million and the fair market value of the restricted shares on the vesting date. During the first quarter of 2016, we paid out the balance due of $7.6 million that was recorded as of January 30, 2016. For the first quarter of 2015, we recorded compensation expense of $0.2 million and had a corresponding liability of $5.0 million based on the Company's stock price as of May 2, 2015.

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

The following table summarizes performance shares of stock outstanding as of April 30, 2016:

	Performance-based		Market-based
	Performance Shares		Performance Shares
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding as of January 30, 2016	—	$—	220	$9.65
Granted	—	—	—	—
Vested	—	—	—	—
Cancelled	—	—	(69)	19.18
Outstanding as of April 30, 2016	—	$—	151	$5.34

Total compensation expense is being amortized over the vesting period. During the first quarter of 2016, we recorded compensation expense of $0.1 million related to the market-based performance shares which we granted, and $0.3 million related to market-based performance shares for the first quarter of 2015. No compensation expense related to performance-based shares was recognized during the first quarters of fiscal 2016 and 2015.

The following table summarizes unrecognized compensation cost and the weighted-average years expected to be recognized related to performance share awards outstanding as of April 30, 2016:

	Performance-based	Market-based
	Performance Shares	Performance Shares
Total unrecognized compensation (in thousands)	$—	$245
Weighted-average years expected to recognize compensation cost (years)	0	1

Cash-Settled Stock Appreciation Rights ("CSARs")

In conjunction with the execution of the employment agreement with Mr. Johnson, our former CEO, on May 3, 2013, we granted him an award of CSARs, with an award date value of $5.6 million. The number of CSARs granted was determined in accordance with the agreement by dividing $5.6 million by the Black Scholes value of the closing price of a share of the Company's common stock on the award date. As of April 30, 2016, there was no unrecognized compensation cost related to CSARs.  As a result of the departure of Mr. Johnson after the end of the second quarter of 2014, 2/3 of these CSARs were forfeited. The remaining vested shares expired on August 29, 2015. For the first quarter of 2015 we did not record any expense or benefit related to this incentive award.

Performance Based Bonus

The Employment Agreement with Julian R. Geiger, our Chief Executive Officer, provides for a special performance based bonus. If, during any consecutive 90 calendar day period during the third year of the term of the Employment Agreement the average closing price per share of the Company’s common stock is $15.93 or higher, Mr. Geiger will be entitled to a performance-

based cash bonus equal to 2% of the amount, if any, by which the Company’s average market capitalization during the period with the highest 90 day average stock price during the third year of the term of the Employment Agreement exceeds $255.4 million (the “Effective Date Market Cap”). If prior to the achievement of such performance metric, Mr. Geiger’s employment is terminated by the Company without Cause, by Mr. Geiger for Good Reason, upon Mr. Geiger’s death or by the Company due to his Disability, or there is a Change of Control (each a “Qualifying Event”), and as of the date of such Qualifying Event the common stock price exceeds $3.24, then, the amount of the performance-based cash bonus will instead be 2% of the amount, if any, by which the Company’s average market capitalization over the 30 calendar day period immediately preceding the Qualifying Event exceeds the Effective Date Market Cap.

We have recorded a liability for this award that was immaterial to the unaudited condensed financial statements as of April 30, 2016.

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

For the first quarter of fiscal 2016, the weighted average assumptions used in our Black-Scholes option pricing model were expected volatility of 64.4%, expected term of 4.16 years, a risk-free interest rate of 1.32%, and an expected forfeiture rate of 0%.

The following table summarizes stock option transactions for common stock during the first quarter of 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of January 30, 2016	2,554	$3.34
Granted	—	—
Exercised	—	—
Cancelled[1]	(24)	11.54
Outstanding as of April 30, 2016	2,530	$3.26	5.58	$—
Options vested as of April 30, 2016 and expected to vest	2,530	$3.26	5.58	$—
Exercisable as of April 30, 2016	1,182	$3.33	5.55	$—

1 The number of options cancelled includes approximately 24,000 expired shares.

In accordance with his employment agreement, Mr. Geiger was granted an award of options to purchase 1.5 million shares of our common stock during the first quarter of 2015. These stock options have a strike price of $3.17 per share, vest over two years on a pro-rata basis, and have a seven year life. During fiscal 2014, and also in accordance with his employment agreement, Mr. Geiger was granted an award of options to purchase 2.0 million shares that had a strike price of $3.24 and vest over three years on a pro-rata basis with a seven year life. During the fourth quarter of 2015 Mr. Geiger voluntarily relinquished 1.0 million in stock options previously granted.

We recognized $0.4 million in compensation expense related to stock options during the first quarter of 2016 and $0.5 million during the first quarter of 2015.

The following table summarizes information regarding non-vested outstanding stock options as of April 30, 2016:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of January 30, 2016	1,360	$1.57
Granted	—	—
Vested	(2)	6.39
Canceled	(10)	0.71
Non-vested as of April 30, 2016	1,348	$1.56

As of April 30, 2016, there was $0.8 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining weighted-average vesting period of 1 year.

14.  Commitments and Contingent Liabilities

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

Contingencies - On May 23, 2014, we entered into a $150.0 million secured credit facility with affiliates of Sycamore Partners. In connection with this agreement, we also entered into a sourcing agreement with an affiliate of Sycamore Partners that requires us to purchase a minimum volume of product for 10 years. This purchase commitment commenced during the first quarter of fiscal 2016 and is between $240.0 million and $280.0 million per annum depending on the year. In March 2016, we announced that the Company was engaged in a dispute with this affiliate of Sycamore Partners (MGF Sourcing) relating to the Sourcing Agreement. On May 11, 2016, the Company reached an agreement with MGF Sourcing to resolve the dispute as evidenced by the amendment to the Sourcing Agreement dated May 16, 2016, which has been approved by the Bankruptcy Court. Under the terms of this agreement, outstanding purchase orders will be fulfilled under revised terms and no further purchase orders will be written. Upon fulfillment of open purchase orders and payment of post-bankruptcy petition invoices, the agreement shall terminate (see Note 4).

On February 2, 2015, we revised and renewed a Supplier Agreement with one of our suppliers. Should we fail to meet annual purchase minimum thresholds in this agreement we would be liable to make certain agreed upon shortfall payments to this supplier.

On April 19, 2016, we amended and restated the Supplier Agreement. This amendment decreased the annual purchase commitment and removed the opportunity to receive additional purchase discounts (see Note 3).

In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. On May 9, 2016, we cash collateralized the stand-by letter of credit which expires on June 30, 2016. We do not have any other stand-by or commercial letters of credit as of April 30, 2016.

We have various product license agreements that obligate us to pay the licensor at least the guaranteed minimum royalty amount based on sales of their products.

We have not issued any third party guarantees or commercial commitments as of April 30, 2016.

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

Uncertain tax positions, inclusive of interest and penalties were $6.9 million as of April 30, 2016, $6.9 million at January 30, 2016, and $7.3 million at May 2, 2015.  Of these amounts, $4.8 million was recorded as a direct reduction of the related deferred tax assets as of April 30, 2016 and January 30, 2016 and $5.3 million was recorded as of May 2, 2015. Reversal of uncertain tax positions, net of related deferred tax assets, would favorably impact our effective tax rate. These uncertain tax positions are subject to change based on future events, the timing of which is uncertain, however the Company does not anticipate that the balance of such uncertain tax positions will significantly change during the next twelve months.

We file income tax returns in the U.S. and in various states, Canada and Puerto Rico. All tax returns remain open for examination generally for our 2012 through 2015 tax years by various taxing authorities. However, certain states may keep their statute of limitations open for six to ten years. Our U.S. federal filings for the years 2010 to 2014 are currently under examination by the Internal Revenue Service.

16.  Segment Information

FASB ASC Topic 280, “Segment Reporting” (“ASC 280”), establishes standards for reporting information about a company’s operating segments. We have two reportable segments: a) retail stores and e-commerce; and b) international licensing. Our reportable segments were identified based on how our business is managed and evaluated. The reportable segments represent the Company’s activities for which discrete financial information is available and which is utilized on a regular basis by our chief operating decision maker (“CODM”), our Chief Executive Officer, to evaluate performance and allocate resources. The retail stores and e-commerce segment includes the aggregation of the Aéropostale U.S., Aéropostale Canada, P.S. from Aéropostale and GoJane operating segments. In identifying our reportable segments, the Company considers economic characteristics, as well as products, customers, sales growth potential and long-term profitability. The accounting policies of the Company’s reportable segments are consistent with those described in Note 1 of our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. All intercompany transactions are eliminated in consolidation. We do not rely on any customer as a major source of revenue.

The following tables provide summary financial data for each of our reportable segments (in thousands):

	13 weeks ended
	April 30, 2016	May 2, 2015
Net sales:
Retail stores and e-commerce net sales	$290,779	$310,896
International licensing revenue	7,861	7,747
Total net sales	$298,640	$318,643

	13 weeks ended
	April 30, 2016	May 2, 2015
(Loss) income from operations:
Retail stores and e-commerce [1]	$(44,236)	$(45,826)
International licensing	6,569	6,576
Other [2]	(14,875)	(1,206)
Total loss from operations	$(52,542)	$(40,456)

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

	April 30, 2016	January 30, 2016	May 2, 2015
Total assets:
Retail stores and e-commerce	$289,577	$345,429	$421,352
International licensing	9,437	8,954	7,677
Total assets	$299,014	$354,383	$429,029

17.  Related Parties

On May 23, 2014, we entered into a strategic sourcing relationship with an affiliate of Sycamore Partners, which included $150.0 million in secured credit facilities (see Note 4 for a further discussion). As of May 23, 2014 and December 31, 2015, Lemur LLC, an affiliate of Sycamore Partners owned approximately 8% of our outstanding common stock. Sycamore Partners and its affiliates are considered related parties due to the agreements described above combined with their ownership interest in us. In addition to the related party transactions presented on the Consolidated Statement of Operations during the first quarter of 2016, we had the following transactions with these related parties during that period:

•
Merchandise purchased from an affiliate of Sycamore Partners was $40.2 million during the first quarter of 2016, of which $30.9 million was included in our merchandise inventories as of April 30, 2016,

•Accounts payable of $9.3 million to an affiliate of Sycamore Partners as of April 30, 2016, and

•Payments of $43.7 million to an affiliate of Sycamore Partners during the first quarter of fiscal 2016.

Additionally, Scopia Capital Management, LLC owned approximately 9.0% of our common stock as of December 31, 2015, and was considered a related party due to their ownership interest in us. We did not have any transactions with this related party during the first quarter of 2016. As of March 3, 2016, Scopia Capital Management, LLC ceased to be the beneficial owners of more than five percent of the Company's common stock.

As of February 9, 2016, Lemur LLC ceased to be the beneficial owner or more than five percent of the Company's common stock.

18.  Recent Accounting Developments

In May 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The update amends certain guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). These amendments are intended to improve revenue recognition in the areas of collectability; presentation of sales tax and other similar taxes collected from customers; non-cash consideration; contract modifications and completed contracts at transition. The update also makes a transition technical correction stating that entities who elect to use the full retrospective transition method to adopt the new revenue standard would no longer be required to disclose the effect of the change in accounting principle on the period of adoption (as is currently required by ASC 250-10-50-1(b)(2)); however, entities would still be required to disclose the effects on pre-adoption periods that were retrospectively adjusted. The ASU's effective date and transition provisions are aligned with the requirements in the new revenue standard ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Management is still assessing the impact of the adoption to our consolidated financial statements.

In April 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The update amends certain guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). These amendments relate to identifying performance obligations as they pertain to 1) immaterial promised goods or services 2) shipping and handling activities and 3) identifying when promises represent performance obligations; and licensing implementation guidance as it pertains to 1) determining the nature of an entity's promise in granting a license 2) sales-based and usage-based royalties 3) restrictions of time, geographic location, and use and 4) renewals of licenses that provide a right to use IP. The ASU's effective date and transition provisions are aligned with the requirements in the new revenue standard ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Management is still assessing the impact of the adoption to our consolidated financial statements.

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

19. Subsequent Events

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

DIP Financing

In connection with the Chapter 11 Filings, the Company entered into the DIP Facility, which provides for a loan with an aggregate principal amount of $160 million. On May 6, 2016, the Bankruptcy Court granted approval for us to draw $100 million in interim financing from the DIP Facility, which we are using for general purposes and also have utilized to pay off the Credit Facility (as defined above), which was used, in part, to repay the Credit Facility (see Note 11). The DIP Facility requires that we maintain minimum excess availability of at least (a) $25.0 million during the month of May 2016 and (b) $13.0 million at all times thereafter. In addition, the DIP Facility includes a covenant that requires us to limit expenditures to amounts provided in an agreed DIP budget, subject to certain permitted variances. Furthermore, the DIP Facility includes a series of milestones related to the Chapter 11 Cases. While these milestones allow us to simultaneously pursue both a plan of reorganization and a sale process, either path requires us to achieve a series of intermediate process benchmarks and, in any event, requires that a plan become effective or a sale be consummated, in either case, within 145 days after the Petition Date. Failure to comply with these covenants or milestones would result in an event of default under the DIP Facility and permit the lenders thereunder to accelerate the loans and otherwise exercise remedies under the loan documentation for the DIP Facility.

On June 9, 2016, the DIP Facility was amended pursuant to the Third Amendment to the Secured Superpriority Debtor-in-Possession Loan, Security and Guaranty Agreement (the “Third Amendment") to extend the date by which the final order approving the DIP Facility must be entered into the docket by the Bankruptcy Court.

On June 10, 2016, the Bankruptcy Court granted final approval of $160 million in interim financing under the DIP Facility.

On July 1, 2016, the DIP Facility was amended pursuant to the Fourth Amendment to the Secured Superpriority Debtor-in-Possession Loan, Security and Guaranty Agreement (the “Fourth Amendment”) to, among other things, amend certain milestone dates with respect to the Chapter 11 Cases consistent with the agreement reflected in the DIP Order.

Supplier Dispute

In March 2016, we announced that the Company was engaged in a dispute with MGF Sourcing relating to the Sourcing Agreement. This caused a disruption in the supply of merchandise and resulted in both a liquidity constraint and lost sales. On May 11, 2016, the Company reached an agreement with MGF Sourcing to resolve the dispute as evidenced by the amendment to the Sourcing Agreement dated May 16, 2016, which has been approved by the Bankruptcy Court. Under the terms of this agreement, outstanding purchase orders will be fulfilled under revised terms and no further purchase orders will be written. Upon fulfillment of open purchase orders and payment of post-bankruptcy petition invoices, the agreement shall terminate.

Store Closures and Workforce Reduction

In connection with the Chapter 11 Filings, on May 4, 2016, the Company announced the closure of 113 U.S. locations, as well as all 41 stores in Canada.

In addition, during the second quarter of fiscal 2016, in order to align the size and composition of the Company’s workforce with its expected future operating and capital plans, the Company determined to reduce its workforce by 82 full-time employees, representing approximately 14% of the employees in the Company’s corporate staff. The Company estimates that during the second quarter of 2016 it will record a total of approximately $1.4 to $1.7 million in pre-tax expenses related to employee-termination benefits, which consist of cash expenditures related primarily to one-time severance costs and out-placement services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this filing that address activities, events or developments that the Company expects, believes, targets or anticipates will or may occur in the future are forward-looking statements. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain risks and other factors which could include the following: the ability to operate and reorganize under the Chapter 11 Cases (as hereinafter defined), including but not limited to, the Company’s ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases, the effects of the Chapter 11 Cases on the Company and on the interests of various constituents, Bankruptcy Court rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general, the length of time the Company will operate under the Chapter 11 Cases, risks associated with third-party motions in the Chapter 11 Cases, the potential adverse effects of the Chapter 11 Cases on the Company’s liquidity or results of operations and increased legal and other professional costs necessary to execute the Company’s reorganization, the Company’s future financial condition, results of operations, plans and prospects, expectations, operating improvements and cost savings, and the timing of any of the foregoing, and the Company’s ability to make debt payments to remain in compliance with financial covenants under post-petition financing arrangements, and to obtain appropriate court approval, waivers or amendments with respect to any noncompliance or other actions under such arrangements; the Company’s post-petition financing is subject to certain conditions, which conditions may not be satisfied for various reasons, including for reasons outside of the Company’s control; the Company's ability to complete its restructuring process, confirm a plan of reorganization and emerge from Chapter 11 on its anticipated timeline; the Company’s liquidity and ability to continue as a going concern; the impact of and ability to successfully implement planned store closures and to right-size the store footprint; the Company’s ability to implement operational improvement efficiencies; successful implementation of our two-chain factory, mall strategy and merchandise repositioning; uncertainty associated with evaluating and completing any strategic or financial alternative as well as the Company’s ability to implement and realize any anticipated benefits associated with any alternative that may be pursued; the impact of the dispute with MGF Sourcing US, LLC and the successful implementation of the settlement; our ability to source merchandise on acceptable terms; changes in the competitive marketplace, including the introduction of new products or pricing changes by the Company’s competitors; changes in the economy and other events leading to a reduction in discretionary consumer spending; seasonality; risks associated with changes in social, political, economic and other conditions and the possible adverse impact of changes in import restrictions; as well as other risk factors set forth in the Company’s Form 10-K and Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

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

Introduction

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or “MD&A,” is intended to provide information to help you better understand our financial condition and results of operations.  Our business is highly seasonal, and historically we realize a significant portion of our sales and cash flow in the second half of the year, driven by the impact of the back-to-school selling season in our third quarter and the holiday selling season in our fourth quarter.  Therefore, our interim period unaudited condensed consolidated financial statements may not be indicative of our full-year results of operations, financial condition or cash flows. We recommend that you read this section along with the unaudited condensed consolidated financial statements and notes included in this report and along with our Annual Report on Form 10-K for the year ended January 30, 2016.

The discussion in the following section is on a consolidated basis, unless indicated otherwise.

Overview

The retail environment remains highly competitive and promotional, and mall traffic continues to remain challenging. We believe that fast-fashion retailers have absorbed some market share from more traditional teen retailers.  Additionally, we believe that over the last few years, our customers' taste and preference have shifted.  We also think that apparel retailers are competing with technology products, like smart phones and apps, for our core teen customer’s discretionary spending.  These factors have contributed to our unfavorable financial results.  Therefore, we are focused on executing our key merchandising, operational and financial initiatives to improve our performance.

Chapter 11 Bankruptcy Proceedings

On May 4, 2016 (the “Petition Date”), Aéropostale, Inc. and each of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) and the filings therein (the “Chapter 11 Filings”). The Chapter 11 cases (the "Chapter 11 Cases") have been consolidated for procedural purposes only and are being administered jointly under the caption “In re Aéropostale, Inc., et al.,” Case No. 16-11275. During the pendency of the Chapter 11 Cases, we will continue to operate our business as a “debtor in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

DIP Financing

In connection with the Chapter 11 Filings, Aéropostale, Inc., as borrower, certain Debtors as guarantors, the lenders party thereto from time to time, and Crystal Financial, LLC, entered into an asset-based credit facility in an aggregate principal amount of up to $160 million (the “DIP Facility”). On May 6, 2016, the Bankruptcy Court granted approval to the Company to draw $100 million in interim financing from the DIP Facility, which the Company used for general purposes and also to pay off the Credit Facility (as defined below). On June 10, 2016, the Bankruptcy Court granted final approval for the Company to access the full $160 million of the DIP Facility.

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

As we discuss further below, we have taken numerous steps to enhance our liquidity position, including, among other things, effectuating our plan to reduce costs and close under-performing Aéropostale stores in the United States and Canada and to restructure the P.S. from Aéropostale business, focusing on merchandising and operational initiatives described throughout this Report, and taking various other strategic actions directed toward improving our profitability and liquidity.

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

In March 2016, we announced that the Company was engaged in a dispute with MGF Sourcing relating to the Sourcing Agreement. This caused a disruption in the supply of merchandise and resulted in both a liquidity constraint and lost sales. On May 11, 2016, the Company reached an agreement in principle with MGF Sourcing to resolve the dispute, which was approved by the Bankruptcy Court. Under the terms of this agreement, outstanding purchase orders will be fulfilled under revised terms and no further purchase orders will be written. Upon fulfillment of open purchase orders and payment of post-bankruptcy petition invoices, the agreement shall terminate.

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

Aéropostale Common Stock

On April 21, 2016, the NYSE notified the Company that the NYSE had suspended trading in our common stock, effective immediately, and had commenced proceedings to delist the stock from the NYSE pursuant to Section 802.01D of the NYSE’s Listed Company Manual due to an “abnormally low” trading price. From April 22, 2016 through May 4, 2016, the Company’s common stock was traded on the OTCQX® Best Market, which is operated by OTC Markets Group, Inc., under the symbol “AROP.” In connection with the Chapter 11 Cases, as of May 5, 2016, the Company’s common equity was transferred to the Pink market, operated by OTC Markets Group, Inc., under the symbol "AROPQ."

Sourcing Arrangements

During May 2014, we entered into a non-exclusive sourcing agreement with MGF Sourcing US, LLC, an affiliate of Sycamore Partners (the “Sourcing Agreement”), which included $150.0 million in secured credit facilities (see Note 4 to the Notes to Consolidated Financial Statements). As discussed above, in March 2016, we announced that the Company was engaged in a dispute with MGF Sourcing relating to the Sourcing Agreement. This caused a disruption in the supply of merchandise and resulted in both a liquidity constraint and lost sales. On May 11, 2016, the Company reached an agreement in principle with MGF Sourcing to resolve the dispute, which was approved by the Bankruptcy Court. Under the terms of this agreement, outstanding purchase orders will be fulfilled under revised terms and no further purchase orders will be written. Upon fulfillment of open purchase orders and payment of post-bankruptcy petition invoices, the agreement shall terminate. See Note 19 to the Consolidated Financial Statements.

On February 2, 2015, we revised and renewed a master sourcing agreement (the “Supplier Agreement”) with another one of our suppliers. Under the ten-year agreement, we received an advance volume purchase discount equivalent to approximately $1.75 million per annum throughout the life of the Supplier Agreement as commitment of meeting certain minimum thresholds. Should we fail to meet the annual purchase minimum thresholds we would be required to make certain agreed upon shortfall payments. On April 19, 2016, we amended and restated the Supplier Agreement. This amendment decreased the annual purchase commitment and removed the opportunity to receive an additional purchase discount. See Note 3 to the Notes to Consolidated Financial Statements.

Merchandising and Operational Initiatives

Merchandising and operational initiatives that we are implementing include the following:

•
We have redefined our merchandising model to emphasize updated classic merchandise enhanced with contemporary additions that we believe will result in an exciting and unique total store assortment and presentation.

•
In fiscal 2016, we have divided our store base into two chains, the Factory Chain and the Mall Chain, to better serve our core customers. We will differentiate the product assortments between Factory Chain exclusives and Mall Chain exclusives which will be suited specifically to the customer preferences we have identified.

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

Results of Operations

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended
	April 30, 2016	May 2, 2015
Net sales	100.0%	100.0%
Gross profit	14.8%	18.6%
Selling, general and administrative expenses	32.4%	31.2%
Restructuring charge (benefit)	—%	—%
Loss from operations	(17.6)%	(12.6)%
Interest expense	1.4%	1.1%
Loss before income taxes	(19.0)%	(13.7)%
Income tax (benefit) expense	0.6%	0.4%
Net loss	(19.6)%	(14.1)%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table. Comparable changes for the quarter ended April 30, 2016 are compared to the quarter ended May 2, 2015.

	13 weeks ended
	April 30, 2016	May 2, 2015
Net sales (in millions)	$298.6	$318.6
Retail stores and e-commerce net sales	$290.8	$310.9
International licensing revenue	$7.9	$7.7
Total store count at end of period	805	849
Comparable store count at end of period	794	826
Net sales change	(6)%	(20)%
Comparable sales change (including the e-commerce channel)	(4)%	(11)%
Comparable average unit retail change (including the e-commerce channel)	(6)%	—%
Comparable units per sales transaction change (including the e-commerce channel)	4%	(4)%
Comparable sales transaction change (including the e-commerce channel)	(1)%	(7)%
Net sales per average square foot	$84	$84
Gross profit (in millions)	$44.1	59.1
Loss from operations (in millions)	$(52.5)	$(40.5)
Retail stores and e-commerce loss from operations	$(44.2)	$(45.8)
International licensing income from operations	$6.6	$6.6
Other [1]	$(14.9)	$(1.2)
Diluted loss per share	$(0.73)	$(0.57)
Average square footage change	(5)%	(19)%
Change in total inventory	(8)%	(20)%
Change in store inventory per retail square foot	(3)%	(2)%
Percentages of net sales by category:
Young Women’s	66%	67%
Young Men’s	34%	33%

1 Other items include income (charges) that are not included in the segment income (loss) from operations reviewed by the Company’s chief operating decision maker, our Chief Executive Officer. See Note 16 to the Notes to the Unaudited Condensed Consolidated Financial Statements for a further discussion.

Comparison of the 13 weeks ended April 30, 2016 to the 13 weeks ended May 2, 2015

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

Net sales decreased by $20.0 million, or 6%, for the first quarter of 2016. This was due to declines in average square footage of 5% resulting from store closures and a comparable sales decrease of 4% when compared to the same period last year. The net sales decrease reflects:

•	a decrease of $11.1 million in comparable sales (including the e-commerce channel)

•	a decrease of $9.0 million in non-comparable sales

•	an increase of $0.1 million in international licensing revenue

Consolidated comparable sales, including the e-commerce channel, decreased by 1% in our young men's category and 4% in our young women's category. The overall comparable sales, including the e-commerce channel, reflected decreases of 6% in average unit retail and 1% in the number of sales transactions partially offset by a 4% increase in units per sales transaction. Sales were significantly impacted by delayed inventory receipts as a result of a vendor dispute. See Note 19 to the Consolidated Financial Statements.

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

Gross profit decreased by $15.0 million for the first quarter of 2016 compared to the same period last year. The decrease was primarily due to asset impairment charges of $14.9 million related to the previously announced store closings as well as the impact of the decrease in net sales. Gross profit for the first quarter of 2015 was unfavorably impacted by store closing costs of $2.3 million.

As a percentage of net sales, gross profit decreased by 3.8 percentage points. Excluding the effect of the asset impairment charges in the first quarter of 2016 and the store closing costs in the first quarter of 2015, gross profit for the first quarter of 2016 improved by 0.5 percentage points. The improvement compared to prior year was driven by a leverage of 0.6 percentage points in depreciation costs, 0.4 percentage points in distribution & transportation costs and 0.2 percentage points in buying costs and net merchandise margin, which were offset by a 0.7 percentage point deleverage in occupancy costs. Gross Profit was also negatively impacted by the supply disruption caused by the vendor dispute.

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

SG&A decreased by $2.8 million, or by 3%, for the first quarter of 2016 compared to the first quarter of 2015. The decrease was due to $7.0 million of lower corporate expenses, mainly benefits and stock compensation, $2.7 million of lower marketing expenses, and $1.1 million of lower e-commerce and store transaction expenses. These cost savings were partially offset by $7.5 million in legal and consulting costs related to the bankruptcy proceedings.

As a percentage of net sales, SG&A was 32.4% for the first quarter of 2016 compared to 31.2% the same period last year. Excluding the costs related to the bankruptcy proceedings, SG&A was 29.9% for the first quarter of 2016.

Loss from Operations

As a result of the above, consolidated loss from operations was $52.5 million for the first quarter of 2016, compared to $40.5 million for the first quarter of 2015. The consolidated loss from operations included income from our international licensing segment of $6.6 million for the first quarter of 2016 compared to $6.6 million for the prior period.

Income taxes

We recorded a tax expense of $1.6 million for the first quarter of 2016 and $1.4 million for the first quarter of 2015.

Net loss

As a result of the above, net loss was $58.4 million, or $0.73 per diluted share, for the first quarter of 2016, compared to net loss of $45.3 million, or $0.57 per diluted share, for the first quarter of 2015.

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

Amongst other things, declining mall traffic due to a shift in customer demand away from apparel to technology and personal experiences, a highly promotional and competitive retail environment and a change in our customers' taste and preference has contributed to unfavorable financial performance. We have incurred declining comparable sales and net losses from operations. This has led to cash outflows from operations of $68.5 million in fiscal 2015 and $55.7 million in fiscal 2014. As a result, over the past years, we have taken the following steps to enhance our liquidity position, reduce costs and increase sales:

•
In connection with the Chapter 11 Filings, on May 4, 2016, the Company announced the closure of 113 U.S. locations, as well as all 41 stores in Canada. These store closures will be substantially completed during the second quarter of fiscal 2016.

•
During the second quarter of fiscal 2016, in order to align the size and composition of the Company’s workforce with its expected future operating and capital plans, the Company determined to reduce its workforce by 82 full-time employees, representing approximately 14% of the employees in the Company’s corporate staff.

•
The Company instituted the 2015 Cost Reduction Program.  The Company expects this program to generate approximately $35.0 million to $40.0 million in annualized pre-tax savings which is expected to be fully achieved in fiscal 2016. As part of its cost reduction program, Aéropostale has reduced corporate headcount by approximately 100 positions, or 13%, by the end of fiscal 2015. This is in addition to the corporate headcount reduction of 100 open or occupied corporate positions effectuated in connection with the 2014 Cost Reduction Program.

•	In August 2015, we amended our Credit Facility to increase borrowing availability and extend the maturity date, among other things (see Note 11 to the Notes to Consolidated Financial Statements).

•	In February 2015, we received an advance volume purchase discount of $17.5 million from a supplier (see Note 3 to the Notes to the Consolidated Financial Statements for a further discussion).

•	As part of our plan to restructure the P.S. from Aéropostale business and to reduce costs, we closed 126 P.S. from Aéropostale stores in fiscal 2014, primarily in mall locations.

•	We also closed 171 under-performing Aéropostale stores in the United States and Canada during fiscal 2014 and 2015.

•
During fiscal 2015, we reduced our capital expenditures to $15.7 million from $23.8 million in fiscal 2014, and expect to further reduce capital expenditures to less than $14.0 million during fiscal 2016.

•	We have focused on strategic initiatives to improve our financial performance as discussed above.

In May 2014, we received net proceeds of $137.6 million from the $150.0 million debt facilities with affiliates of Sycamore Partners. We used the proceeds of this financing transaction for working capital and other general corporate purposes. See Note 4 to the Consolidated Financial Statements for further discussion of these arrangements.

In conjunction with this arrangement, we also entered into a sourcing agreement with MGF Sourcing US, LLC, an affiliate of Sycamore Partners. As previously disclosed, the Company was engaged in a dispute with MGF Sourcing relating to the Sourcing Agreement. This caused a disruption in the supply of merchandise and resulted in both a liquidity constraint and lost sales. On May 11, 2016, the Company reached an agreement in principle with MGF Sourcing to resolve the dispute, which was approved by the Bankruptcy Court.

At April 30, 2016, we had cash and cash equivalents of $21.2 million, and our revolving credit facility had availability of $74.3 million with $73.5 million in borrowings outstanding. Our cash on hand and availability under the Credit Facility exceeded the $70.0 million minimum availability covenant under the Loan Agreement with affiliates of Sycamore Partners by $25.5 million.

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

On May 6, 2016, the Bankruptcy Court granted approval for us to draw $100 million in interim financing from the DIP Facility, which we are using for general purposes and also have utilized to pay off the Credit Facility (as defined above). The DIP Facility requires that we maintain minimum excess availability of at least (a) $25 million during the month of May 2016 and (b) $13 million at all times thereafter. In addition, the DIP Facility includes a covenant that requires us to limit expenditures to amounts provided in an agreed DIP budget, subject to certain permitted variances. Furthermore, the DIP Facility includes a series of milestones related to the Chapter 11 Cases. While these milestones allow us to simultaneously pursue both a plan of reorganization and a sale process, either path requires us to achieve a series of intermediate process benchmarks and, in any event, requires that a plan become effective or a sale be consummated, in either case, within 145 days after the Petition Date. Failure to comply with these covenants or milestones would result in an event of default under the DIP Facility and permit the lenders thereunder to accelerate the loans and otherwise exercise remedies under the loan documentation for the DIP Facility.

On May 25, 2016, the parties to the DIP Facility entered into the First Amendment to the Secured Superpriority Debtor-in-Possession Loan, Security and Guaranty Agreement pursuant to which the DIP Facility was amended to, among other things, extend the dates by which a final order approving the DIP Facility and an order extending the date by which the Company must assume or reject leases must be entered into the docket by the Bankruptcy Court. Also on May 25, 2016, the parties to the DIP Facility entered into the Second Amendment to the Secured Superpriority Debtor-in-Possession Loan, Security and Guaranty Agreement (pursuant to which the lenders provided their consent for entry by the Company into an agreement to settle the previously disclosed dispute with MGF Sourcing US, LLC, subject to certain conditions described therein.

On June 9, 2016, the DIP Facility was further amended pursuant to the Third Amendment to the Secured Superpriority Debtor-in-Possession Loan, Security and Guaranty Agreement (the “Third Amendment") to extend the date by which the final order approving the DIP Facility must be entered into the docket by the Bankruptcy Court.

On June 10, 2016, the Bankruptcy Court granted final approval of $160 million in interim financing under the DIP Facility.

On July 1, 2016, the DIP Facility was amended pursuant to the Fourth Amendment to the Secured Superpriority Debtor-in-Possession Loan, Security and Guaranty Agreement (the “Fourth Amendment”) to, among other things, amend certain milestone dates with respect to the Chapter 11 Cases consistent with the agreement reflected in the DIP Order.

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

The following table sets forth our cash flows for the period indicated:

	13 weeks ended
	April 30, 2016	May 2, 2015
	(In thousands)
Net cash used in operating activities	$(114,497)	$(73,073)
Net cash used in investing activities	(2,747)	(2,569)
Net cash (used in) provided by financing activities	72,958	(401)
Effect of exchange rate changes	345	244
Net decrease in cash and cash equivalents	$(43,941)	$(75,799)

Operating activities - Net cash used in operating activities increased by $41.4 million for the first quarter of fiscal 2016 compared to the same period in 2015. Net cash used in operations for the first quarter of 2015 included the previously discussed advance volume purchase discount. Cash used for accounts payable increased primarily due to accelerated payment terms for certain critical merchandise vendors.

Investing activities - Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores and investments in information technology. Net cash used in investing activities increased by $(0.2) million for the first quarter of fiscal 2016 compared to the same period in 2015. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and other strategic investments. During fiscal 2016, we plan to invest not more than $14.0 million in capital expenditures. During the first quarter of fiscal 2016, we invested $2.7 million, which excludes accruals related to purchases of property and equipment. During the first quarter of fiscal 2016, we remodeled 7 Aéropostale stores. During the first quarter of fiscal 2015, we invested $2.6 million in capital expenditures, primarily to open one Aéropostale store and remodel 6 Aéropostale stores.

Financing activities - Net cash used in financing activities for the first quarter of 2016 increased via net borrowings from the Credit Facility of $73.5 million to fund operations.

Transaction with Affiliates of Sycamore Partners

On May 23, 2014, we entered into (i) a Loan and Security Agreement (the "Loan Agreement") with affiliates of Sycamore Partners, (ii) a Stock Purchase Agreement (the "Stock Purchase Agreement") with Aero Investors LLC, an affiliate of Sycamore Partners for the purchase of 1,000 shares of Series B Convertible Preferred Stock of the Company, $0.01 par value (the "Series B Preferred Stock") and (iii) an Investor Rights Agreement with Sycamore Partners (collectively "Sycamore Transactions"). See Notes 3 and 4 to the Notes to the Consolidated Financial Statements for a further discussion.

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

As discussed above, the Company was engaged in a dispute with MGF Sourcing relating to the Sourcing Agreement. This caused a disruption in the supply of merchandise and resulted in both a liquidity constraint and lost sales. On May 11, 2016, the Company reached an agreement in principle with MGF Sourcing to resolve the dispute which was approved by the Bankruptcy Court. The Sourcing Agreement will terminate when the parties comply with their respective obligations under outstanding orders. The Company plans to obtain its supply from other vendors when the Sourcing Agreement terminates.

Please see Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion.

Revolving Credit Facility

On August 18, 2015, the Company entered into a Fourth Amendment to the Credit Facility and Amendment to Certain Other Loan Documents (the “Fourth Amendment”). Among other things, the Fourth Amendment extended the maturity date of the Credit Facility, until at least February 21, 2019, with automatic extensions, under certain circumstances set forth in the Fourth Amendment, to August 18, 2020; provided for a reduction in the maximum principal amount of extensions of credit that may have been made under the Credit Facility from $230 million to $215 million; provided for a seasonal increase in the advance rate on inventory under the borrowing base formula for the revolving credit facility contained in the Credit Facility; increased to $40 million the maximum aggregate principal amount of loans that may have been borrowed under the FILO loan facility contained in the Credit Facility and provided for an annual decrease, commencing in 2017, in the advance rate under the borrowing base formula for FILO loans; and reflected the addition of General Electric Capital Corporation as an additional lender under the Credit Facility. The reduction in the maximum principal amount of extensions of credit under the Credit Facility was primarily driven by the Company’s strategic decision to close underperforming stores over the last eighteen months, thus reducing inventory levels.

As of April 30, 2016, our remaining availability under the Credit Facility was approximately $74.3 million.

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

Please see Note 11 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion.

Contractual Obligations

The following table summarizes our contractual obligations as of April 30, 2016:

		Payments Due
	Total	Balance of 2016	In 2017 and 2018	In 2019 and 2020	After 2020
	(In thousands)
Contractual Obligations
Real estate operating leases	$587,889	$93,458	$189,667	$139,950	$164,814
Sycamore Tranche A Loan principal [1]	101,250	—	—	101,250	—
Sycamore Tranche B Loan principal [2]	50,000	10,000	10,000	10,000	20,000
Sycamore Tranche A Loan interest	31,861	7,500	20,000	4,361	—
Employment agreement [3]	1,875	1,125	750	—	—
Equipment operating leases	5,478	2,226	3,252	—	—
Total contractual obligations	$778,353	$114,309	$223,669	$255,561	$184,814

1 All debt related to Sycamore has been classified as current on the Balance Sheet as of April 30, 2016. Tranche A Loan principal include $1.3 million in PIK interest.

2 Although interest is imputed on the Tranche B Loan and recorded as interest expense, the Tranche B Loan does not require any contractual interest payments. The Tranche B Loan will be paid off in equal annual installments of 10% per annum. The Tranche B Loan is scheduled to mature on the earlier of (a) the tenth anniversary of the end of the Start-Up Period (as such term is defined in the Sourcing Agreement) and (b) the expiration or termination of the Sourcing Agreement. Under the Sourcing Agreement, beginning in 2016 an affiliate of Sycamore Partners was required to pay to us an annual rebate equal to a fixed amount multiplied by the percentage of annual purchases made by us (including purchases deemed to be made by virtue of payment of the shortfall commission) relative to the Minimum Volume Commitment that would have been applied towards the payment of the required amortization on the Tranche B Loan. The Minimum Volume Commitment was between $240.0 million and $280.0 million per annum depending on the year. If we had failed to purchase the applicable Minimum Volume Commitment in any given year, we would have paid a shortfall commission to an affiliate of Sycamore Partners, based on a scaled percentage of the applicable Minimum Volume Commitment shortfall during the applicable period. The Sourcing Agreement also provided for certain carryover credits if we purchased a volume of product above the Minimum Volume Commitment during the applicable Minimum Volume Commitment Period. The Minimum Volume Commitment is not included in the above table. Additionally, no potential rebates or shortfall commissions are included in the above table. In March 2016, we announced that the Company was engaged in a dispute with MGF Sourcing relating to the Sourcing Agreement. This caused a disruption in the supply of merchandise and resulted in both a liquidity constraint and lost sales. On May 11, 2016, the Company reached an agreement with MGF Sourcing to resolve the dispute which has been approved by the Bankruptcy Court. Under the terms of this agreement, outstanding purchase orders will be fulfilled under revised terms and no further purchase orders will be written. Upon fulfillment of open purchase orders and payment of post-bankruptcy petition invoices, the agreement shall terminate. See Note 4 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion.

3 In August 2014 we entered into an Employment Agreement with Mr. Geiger pursuant to which he will serve as our Chief Executive Officer. The Employment Agreement has a three-year term at a base salary of $1.5 million per annum and is included in the above table.

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

As discussed in Note 12 to the Notes to Unaudited Condensed Consolidated Financial Statements, we have a SERP liability of $1.2 million and other retirement plan liabilities of $4.5 million at April 30, 2016.  Such liability amounts are not reflected in the table above.

Our total liabilities for unrecognized tax benefits were $6.9 million at April 30, 2016. Of this amount, $4.8 million was recorded as a direct reduction of the related deferred tax assets.  We cannot make a reasonable estimate of the amount and timing of related future payments for these non-current liabilities. Therefore these liabilities were not included in the above table.

In 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. On May 9, 2016, we cash collateralized the standby letter of credit, which currently remains outstanding. We do not have any other stand-by or commercial letters of credit as of April 30, 2016.

The above table also does not include contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of conditional bonuses that may be paid is $0.1 million during fiscal 2016 and $1.1 million during fiscal 2017.

The above table does not reflect contingent purchase consideration related to the fiscal 2012 acquisition of GoJane that is discussed in Note 6 to the Notes to Unaudited Condensed Consolidated Financial Statements. The purchase price includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business during the five year period beginning on the acquisition date. The fair value of the contingent payments as of April 30, 2016 was estimated to be $0.7 million based on expected probability of payment and we have recorded such liability on a discounted basis. In addition, we granted restricted shares to the two individual former stockholders of GoJane, with compensation expense recognized over the three year cliff vesting period. If the aggregate dollar value of the restricted shares on the vesting date is less than $8.0 million, then we shall pay to the two individual former stockholders an amount in cash equal to the difference between $8.0 million and the fair market value of the restricted shares on the vesting date. The balance due of $7.6 million that was recorded as of January 30, 2016 was paid during the first quarter of 2016. There are no further amounts due related to these restricted shares.

On February 2, 2015, we revised and renewed a Supplier Agreement with one of our suppliers, which was further amended on April 19, 2016. Under the agreement, we have a ten-year commitment. If we fail to meet annual purchase minimum thresholds, we must make certain agreed upon shortfall payments to this supplier. Currently, we do not expect to be liable for any shortfall payments. Accordingly, we have not recorded any shortfall payments or included any in the table above (see Note 3 to the Notes to Unaudited Condensed Consolidated Financial Statements for a further discussion).

The above table does not include a product license agreement that obligates us to pay the licensor at least the guaranteed minimum royalty amount based on sales of their products.

We have not issued any third party guarantees or commercial commitments as of April 30, 2016.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, and an immaterial outstanding letter of credit, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the unaudited condensed consolidated financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of April 30, 2016, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

Critical accounting policies are those that are most important to the portrayal of our financial condition and the results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our most critical accounting policies have been discussed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.  In applying such policies, management must use significant estimates that are based on its informed judgment. Because of the uncertainty inherent in these estimates, actual results could differ from estimates used in applying the critical accounting policies. Changes in such estimates, based on more accurate future information, may affect amounts reported in future periods.

As of April 30, 2016, there have been no material changes to any of the critical accounting policies as disclosed in our Annual
Report on Form 10-K for the fiscal year ended January 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain our cash equivalents in financial instruments, primarily money market funds, with original maturities of three months or less.

As of April 30, 2016, we had $73.5 million outstanding under our Credit Facility. In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. As of April 30, 2016, the outstanding letter of credit was immaterial and expires on June 30, 2016. We have not issued any other stand-by or commercial letters of credit as of April 30, 2016 under the Credit Facility. The Chapter 11 Filings triggered an event of default and an automatic acceleration of our loans under the Credit Facility. On May 9, 2016, we repaid the $73.4 million outstanding, using the funds available under our DIP Facility, and we also cash collateralized the standby letter of credit, which currently remains outstanding. To the extent that we may borrow in future periods pursuant to the outcome of the reorganization plan, we may be exposed to market risk from interest rate fluctuations.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency, are reflected in the equity section of our unaudited condensed consolidated balance sheet in accumulated other comprehensive income (loss). The unrealized gain of approximately $2.8 million is included in accumulated other comprehensive loss as of April 30, 2016. A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $0.1 million, which would be recorded in other comprehensive income (loss) as an unrealized gain or loss.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our first quarter ended April 30, 2016, our disclosure controls and procedures are effective.

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

Item 1A. Risk Factors

There are no material changes from the Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended January 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
10.1	Secured Superpriority Debtor-in-Possession Loan, Security and Guaranty Agreement, dated as of May 4, 2016 (incorporated by reference to Current Report on Form 8-K filed with the SEC on May 6, 2016).
10.2
First Amendment to the Secured Superpriority Debtor-in-Possession Loan, Security and Guaranty Agreement, dated as of May 25, 2016 (incorporated by reference to Current Report on Form 8-K filed with the SEC on May 31, 2016).

10.3
Second Amendment to the Secured Superpriority Debtor-in-Possession Loan, Security and Guaranty Agreement, dated as of May 25, 2016 (incorporated by reference to Current Report on Form 8-K filed with the SEC on May 31, 2016).

10.4
Third Amendment to the Secured Superpriority Debtor-in-Possession Loan, Security and Guaranty Agreement, dated as of June 9, 2016 (incorporated by reference to Current Report on Form 8-K filed with the SEC on June 14, 2016).

10.5	Fourth Amendment to the Secured Superpriority Debtor-in-Possession Loan, Security and Guaranty Agreement, dated as of July 1, 2016.
31.1	Certification by Julian R. Geiger, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by David J. Dick, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by David J. Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101. SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*

____________

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Aéropostale, Inc.

/s/ JULIAN R. GEIGER
Julian R. Geiger
Chief Executive Officer
(Principal Executive Officer)

/s/ DAVID J. DICK
David J. Dick
Senior Vice President — Chief Financial Officer
(Principal Financial Officer)

Dated: July 13, 2016

Exhibit Index

Exhibit No.	Exhibit
10.1	Secured Superpriority Debtor-in-Possession Loan, Security and Guaranty Agreement, dated as of May 4, 2016 (incorporated by reference to Current Report on Form 8-K filed with the SEC on May 6, 2016).
10.2
First Amendment to the Secured Superpriority Debtor-in-Possession Loan, Security and Guaranty Agreement, dated as of May 25, 2016 (incorporated by reference to Current Report on Form 8-K filed with the SEC on May 31, 2016).

10.3
Second Amendment to the Secured Superpriority Debtor-in-Possession Loan, Security and Guaranty Agreement, dated as of May 25, 2016 (incorporated by reference to Current Report on Form 8-K filed with the SEC on May 31, 2016).

10.4
Third Amendment to the Secured Superpriority Debtor-in-Possession Loan, Security and Guaranty Agreement, dated as of June 9, 2016 (incorporated by reference to Current Report on Form 8-K filed with the SEC on June 14, 2016).

10.5	Fourth Amendment to the Secured Superpriority Debtor-in-Possession Loan, Security and Guaranty Agreement, dated as of July 1, 2016.
31.1	Certification by Julian R. Geiger, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by David J. Dick, Senior Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification by Julian R. Geiger pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification by David J. Dick pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document.*
101. SCH	XBRL Taxonomy Extension Schema.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.*
101.DEF	XBRL Taxonomy Extension Definition Linkbase.*
101.LAB	XBRL Taxonomy Extension Label Linkbase.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.*