Form 10-Q
period 2016-07-30
AEROPOSTALE INC
filed 2016-10-21
CIK 1168213

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-31314

Aéropostale, Inc.
(Exact name of registrant as specified in its charter)

Delaware	31-1443880
(State of incorporation)	(I.R.S. Employer Identification No.)

125 Chubb Avenue, Lyndhurst, NJ	07071
(Address of Principal Executive Offices)	(Zip Code)

(201) 508-4500
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

The Registrant had 80,643,212 shares of common stock outstanding as of September 1, 2016.

AÉROPOSTALE, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	July 30, 2016	January 30, 2016	August 1, 2015
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,440	$65,097	$86,515
Receivables, less allowance of $784; $0; and $23	22,350	9,262	13,411
Merchandise inventory	175,088	119,821	170,679
Income taxes receivable	3,587	3,912	4,006
Prepaid expenses and other current assets	28,934	29,314	28,929
Total current assets	255,399	227,406	303,540
Fixtures, equipment and improvements, net	69,929	96,377	118,941
Goodwill	13,919	13,919	13,919
Intangible assets, net	7,880	8,123	8,432
Restricted cash	23,833	1,509	1,760
Other assets	8,685	7,049	6,791
TOTAL ASSETS	$379,645	$354,383	$453,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$67,094	$96,196	$136,236
Accrued expenses and other current liabilities	66,841	74,519	81,185
Indebtedness to related party	—	5,000	—
Debtor in Possession Credit Agreement	108,034	—	—
Total current liabilities	241,969	175,715	217,421
Indebtedness to related party - non-current	—	137,960	142,687
Other non-current liabilities	50,480	76,354	84,421
Liabilities subject to compromise (Note 1)	191,905	—	—
Commitments and contingent liabilities

Stockholders’ (Deficit) Equity:
Preferred stock, $0.01 par value; 5,000 shares authorized; 1; 1 and 1 shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 200,000 shares authorized; 81,703; 81,045 and 80,221 shares issued	817	810	802
Additional paid-in capital	257,402	255,805	252,258
Accumulated other comprehensive income	3,812	3,389	3,239
Accumulated deficit	(362,975)	(291,908)	(243,892)
Treasury stock 1,050; 923 and 615 shares, at cost	(3,765)	(3,742)	(3,553)
Total stockholders’ (deficit) equity	(104,709)	(35,646)	8,854
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$379,645	$354,383	$453,383

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	13 weeks ended		26 weeks ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	$320,889	$326,861	$619,530	$645,504
Cost of sales (includes certain buying, occupancy and warehousing expenses) [1]	225,113	268,532	479,604	528,052
Gross profit	95,776	58,329	139,926	117,452
Selling, general and administrative expenses	81,719	101,826	170,886	201,347
Restructuring (benefit) charges	—	(6,066)	—	(6,008)
Income (Loss) from operations	14,057	(37,431)	(30,960)	(77,887)
Interest expense [2]	4,042	2,848	8,351	6,235
Income (Loss) before reorganization items and income taxes	10,015	(40,279)	(39,311)	(84,122)
Reorganization items, net	23,210		30,733
Income tax expense (benefit)	(544)	3,380	1,023	4,805
Net loss	$(12,651)	$(43,659)	$(71,067)	$(88,927)
Basic loss per share	$(0.16)	$(0.55)	$(0.88)	$(1.12)
Diluted loss per share	$(0.16)	$(0.55)	$(0.88)	$(1.12)
Weighted average basic shares	80,634	79,570	80,473	79,423
Weighted average diluted shares	80,634	79,570	80,473	79,423

1 Includes cost of merchandise from related party of $45.9 million during the second quarter of 2016 and $73.8 million during the first twenty-six weeks of fiscal 2016.

2 Includes interest expense to related party of $2.2 million during the second quarter of 2016 and $4.7 million during the first twenty-six weeks of fiscal 2016.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	13 weeks ended		26 weeks ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net loss	$(12,651)	$(43,659)	$(71,067)	$(88,927)
Other comprehensive income (loss):
Pension liability adjustment, net of income taxes of $0 for all periods presented	13	16	21	(917)
Foreign currency translation adjustment (See Note 7)	(109)	1,236	402	1,058
Other comprehensive income (loss)	$(96)	$1,252	$423	$141
Comprehensive loss	$(12,747)	$(42,407)	$(70,644)	$(88,786)

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	26 weeks ended
	July 30, 2016	August 1, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,067)	$(88,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,589	19,882
Asset impairment charges	16,085	—
Amortization of deferred rent expense	(15,385)	(1,049)
Amortization of intangible assets	243	377
Stock-based compensation	1,533	5,982
Other	3,926	1,862
Changes in operating assets and liabilities:
Merchandise inventory	(56,322)	(41,545)
Income taxes receivable and other assets	(12,278)	20,745
Accounts payable	6,369	48,055
Advance volume purchase discount	—	17,500
Accrued expenses and other liabilities	300	(38,885)
Net cash used in operating activities	$(113,007)	$(56,003)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,220)	(8,546)
Change in restricted cash	(24,691)	—
Net cash used in investing activities	$(27,911)	$(8,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debtor-in-possession financing	389,508	—
Repayments under debtor-in-possession financing	(281,474)	—
Borrowings under revolving credit facility	224,346	—
Repayments under revolving credit facility	(224,346)	—
Fees related to debtor-in-possession financing	(6,875)	—
Purchase of treasury stock	(23)	(401)
Net cash provided by (used in) financing activities	$101,136	$(401)

Effect of exchange rate changes	$125	$(285)

Net decrease in cash and cash equivalents	(39,657)	(65,235)
Cash and cash equivalents, beginning of year	65,097	151,750
Cash and cash equivalents, end of period	$25,440	$86,515

See Notes to Unaudited Condensed Consolidated Financial Statements

AÉROPOSTALE, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Aéropostale, Inc. and its subsidiaries (“we”, “us”, “our”, the “Company” or “Aéropostale”) is a specialty retailer of casual apparel and accessories, principally serving young women and men through its Aéropostale stores and website and 4 to 12 year-olds through its P.S. from Aéropostale stores and website.  The Company provides customers with a focused selection of high quality fashion and fashion basic merchandise at compelling values through its retail stores and e-commerce channel. Aéropostale maintains control over its proprietary brands by designing, sourcing, marketing and selling all of its own merchandise, other than in licensed stores outside the United States. Aéropostale products can be purchased in Aéropostale stores and online at www.aeropostale.com (this and any other references in this Quarterly Report on Form 10-Q to www.aeropostale.com, www.ps4u.com or www.gojane.com are solely references to a uniform resource locator, or URL, and are inactive textual references only, not intended to incorporate the websites into this Quarterly Report on Form 10-Q).  P.S. from Aéropostale products can be purchased in P.S. from Aéropostale stores, in certain Aéropostale stores and online at www.ps4u.com and www.aeropostale.com.  We also operate GoJane.com, an online women's fashion footwear and apparel retailer. GoJane products can be purchased online at www.gojane.com. As of July 30, 2016, we operated 652 stores, consisting of 628 Aéropostale stores in 46 states and in Puerto Rico, as well as 24 P.S. from Aéropostale stores in 12 states. In addition, pursuant to various licensing agreements, our licensees operated 328 Aéropostale and P.S. from Aéropostale locations in the Middle East, Asia, Europe and Latin America as of July 30, 2016. See below for information on Chapter 11 Cases and Sale Transactions.

Recent Developments

Bankruptcy Proceedings, DIP Financing and Sale Transactions

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

In connection with the Chapter 11 Filings, Aéropostale, Inc., as borrower, certain Debtors as guarantors, the lenders party thereto from time to time, and Crystal Financial, LLC, entered into an asset-based credit facility in an aggregate principal amount of up to $160 million (the “DIP Facility”). On May 6, 2016, the Bankruptcy Court granted interim approval to the Company to draw $100 million in financing from the DIP Facility, which the Company is using for general purposes and also has utilized to pay off the Credit Facility (as defined below). On June 10, 2016, the DIP Facility was approved by the Bankruptcy Court for the full amount of $160 million. On September 15, 2016, the DIP Facility was repaid in full using the proceeds from the Sale Transactions (as described below).

On September 13, 2016, the Bankruptcy Court entered orders (“Orders”) approving (i) an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated as of September 12, 2016, by and among the Company, the other direct and indirect subsidiaries of the Company signatory thereto (together with the Company, the “Sellers”), and Aero OpCo LLC (“OpCo LLC”). OpCo LLC, together with ABG-Aero IPCO, LLC (“IPCO”) were formed by a consortium comprised of Authentic Brands Group, Simon Property Group, General Growth Properties, Hilco Merchant Resources (“Hilco”) and Gordon Brothers Retail Partners (“Gordon Brothers”, and together with Hilco, the “Agent”), and (ii) an Agency Agreement (the “Agency Agreement”), dated as of September 12, 2016, by and among the Sellers, OpCo LLC, and the Agent (the transactions contemplated by the Asset Purchase Agreement and Agency Agreement, collectively, the “Sale Transactions”). Pursuant to the Sale Transactions, in consideration for a payment equal to $243.3 million (subject to certain post-closing adjustments), (a) the Agent entered into the Agency Agreement, pursuant to which it agreed to sell, in its capacity as agent, certain inventory located at the Debtors’ stores, certain inventory subject to open purchase orders, as well as certain furnishings and equipment located at the stores, (b) Aero Operations LLC (a wholly-owned subsidiary of OpCo LLC to which OpCo LLC assigned certain of its rights under the Asset Purchase Agreement) obtained the right to acquire leases for certain of the Sellers’ stores in connection with designation rights described below, (c) IPCO (to which OpCo LLC assigned certain of its rights under the Asset Purchase Agreement) acquired certain intellectual property of the Sellers, and (d) OpCo LLC acquired the balance of the assets to be acquired under the Asset Purchase Agreement, including the leases for those stores assigned and assumed at closing. The parties consummated the Sale Transactions on September 15, 2016.

Under the Asset Purchase Agreement, subject to certain limited exceptions, until the earlier of (i) the confirmation of a plan of reorganization or liquidation in the Chapter 11 Cases (the “Chapter 11 Plan”) and (ii) November 30, 2016, OpCo LLC will have the right to designate additional contracts and leases of the Sellers for assignment and assumption (to the extent not previously rejected).

In connection with the closing of the Sale Transactions, the Company entered into a transition services agreement with OpCo LLC, pursuant to which OpCo LLC will provide the Company with certain services, at cost, in connection with the wind-down of the Company’s business operations. The Company also entered into a transferred employee agreement with OpCo LLC, pursuant to which the Company’s employees will be seconded to OpCo LLC for a period of time following the closing. No later than January 1, 2017 and subject to certain exceptions, any remaining store employees and any non-store employees who have been offered and accept employment with OpCo LLC will become employees of OpCo LLC.

For further discussion see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Additional information about the Chapter 11 Cases can be found at http://cases.primeclerk.com/Aeropostale.
Financial Reporting in Reorganization

As a result of the Chapter 11 Cases, we have adopted the provisions of reorganization accounting, which does not change the application of US GAAP with respect to the preparation of our financial statements. However, this guidance requires that financial statements, for periods including and subsequent to a Chapter 11 filing, distinguish between transactions and events that are directly associated with the reorganization proceedings and the ongoing operations of the business, and requires additional disclosures. Effective May 4, 2016, expenses, gains and losses directly associated with the reorganization proceedings are reported as reorganization items, net in the accompanying Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 30, 2016. In addition, liabilities subject to compromise in the Chapter 11 Cases are distinguished from fully secured liabilities not expected to be compromised and from liabilities in existence after the Petition Date ("post-petition liabilities") in the accompanying consolidated balance sheet as of July 30, 2016. Where there is uncertainty about whether a secured claim is undersecured or will be impaired under the Chapter 11 Plan, we have classified the entire amount of the claim as a Liability Subject to Compromise. Such liabilities are reported at amounts expected to be allowed, even if they settle for lesser amounts. These liabilities remain subject to future adjustments, which may result from: negotiations; actions of the Bankruptcy Court; disputed claims; rejection of executory contracts and unexpired leases; the determination as to the value of any collateral securing claims; proofs of claim; or other events.

Liabilities Subject to Compromise

As described above, certain claims against the Debtors in existence prior to the Chapter 11 Cases (“pre-petition liabilities”) may be subject to compromise or other treatment under the Chapter 11 Plan and are reflected as liabilities subject to compromise in the accompanying consolidated balance sheet. These amounts reflect our current estimates of pre-petition liabilities that are subject to restructuring in the Chapter 11 Cases. A summary of liabilities subject to compromise as of July 30, 2016 is presented in the following table:

Indebtedness to related party	$146,409
Accounts payable	35,714
Occupancy related accruals	1,901
Retirement benefit plan liabilities	6,014
Other accrued liabilities	1,867

Liabilities subject to compromise	$191,905

The Chapter 11 Filings triggered an event of default of (a) our pre-petition debt obligation to Sycamore Partners and an automatic acceleration of the Term Loans (See Note 4) and (b) our pre-petition revolving credit facility with Bank of America, N.A. and an automatic acceleration of loans thereunder (See Note 13).

Reorganization Items, Net

Reorganization items, net include expenses, gains and losses directly related to the Debtors’ reorganization proceedings. A summary of reorganization items, net for the thirteen and twenty-six weeks ended July 30, 2016 is presented in the following table:

	13 weeks ended July 30, 2016	26 weeks ended July 30, 2016
	(In thousands)
DIP Credit Agreement financing fees	3,437	3,437
Additional insurance coverage during bankruptcy	380	380
Severance Pay	2,680	2,680
Professional fees	16,713	24,236

Reorganization items, net	$23,210	$30,733

Pre-Petition Claims

On June 18, 2016 the Debtors filed statements and schedules (the “Statements and Schedules”) with the Bankruptcy Court setting forth the assets and liabilities of each of the Debtors as of the Petition Date. The statements and schedules are available at https://cases.primeclerk.com/aeropostale. On June 22, 2016, the Bankruptcy Court entered an order approving July 25, 2016 as the “Bar Date” in the Chapter 11 Cases for general creditor, non-governmental claims, which is the legal deadline by which any creditor must file a proof of claim in the Chapter 11 Cases. In accordance with that order, the Debtors have mailed proofs of claim forms to all known creditors, including, without limitation, their current and former employees, vendors and other parties with whom the Debtors have previously conducted business. Recipients disagreeing with the Debtors’ valuation of claims as set forth on the Statements and Schedules may have filed discrepancies with the Bankruptcy Court and differences between amounts recorded by the Debtors and claims filed by creditors will be evaluated and resolved as a part of the Chapter 11 Cases. However, the Bankruptcy Court will ultimately determine liability amounts, if any, that will be allowed for all claims.

The resolution of such claims could result in a material adjustment to our financial statements. Additionally, a confirmed plan of reorganization could also materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

Financial Performance and Liquidity

Amongst other things, declining mall traffic due to a shift in customer demand away from apparel to technology and personal experiences, a highly promotional and competitive retail environment and a change in our customers' taste and preference have contributed to unfavorable financial performance. We experienced declining comparable store sales and incurred net losses from operations. This led to cash outflows from operations of $68.5 million in fiscal 2015, $55.7 million in fiscal 2014 and $38.4 million in fiscal 2013.

Over the last several years, we took numerous steps to enhance our liquidity position, including, among other things, amending our Credit Facility with Bank of America N.A. on August 18, 2015 to increase borrowing availability and extend the maturity date (see Note 13), effectuating our plan to restructure the P.S. from Aéropostale business and to reduce costs and close under-performing Aéropostale stores in the United States and Canada, focusing on merchandising and operational initiatives described throughout this Report, and taking various other strategic actions directed toward improving our profitability and liquidity. During fiscal 2015, we reduced our capital expenditures to $15.7 million from $23.8 million in fiscal 2014. Through July 30, 2016, capital expenditures were reduced to $3.2 million. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

In addition, following a strategic business review in the fourth quarter of 2015, we instituted an aggressive cost reduction program targeting both direct and indirect spending across the organization (“2015 Cost Reduction Program”).  The Company expected this program to generate approximately $35.0 million to $40.0 million in annualized pre-tax savings which was expected to be fully achieved in fiscal 2016. As part of this program, we reduced our corporate headcount by approximately 100 positions, or

13%, at the end of fiscal 2015. In fiscal 2014, we reduced our corporate headcount by 100 open or occupied corporate positions (“2014 Cost Reduction Program”).

In March 2016, we announced that the Company was engaged in a dispute with MGF Sourcing relating to the Sourcing Agreement (as defined in Note 4). This caused a disruption in the supply of merchandise and resulted in both a liquidity constraint and lost sales. On May 11, 2016, the Company reached an agreement in principle with MGF Sourcing to resolve the dispute which has been approved by the Bankruptcy Court. Under the terms of this agreement, outstanding purchase orders will be fulfilled under revised terms and no further purchase orders will be written. Upon fulfillment of open purchase orders and payment of post-bankruptcy petition invoices, the agreement shall terminate.

In the first quarter of 2016, our Board of Directors authorized management to explore a full range of strategic alternatives, including a potential sale or restructuring of the Company. The Company retained financial and other advisors to assist in a review of alternatives.

On May 4, 2016, the Company filed the Chapter 11 Filings and entered into the DIP Facility to assist with financing its ongoing operations. The Company announced the closure of 113 U.S. locations, as well as all 41 stores in Canada. The Company also announced that it was reviewing its leases and other contracts to ensure they are competitive with current market dynamics and other financial considerations, which may lead to additional store closings.

Unless otherwise authorized by the Bankruptcy Court, the Bankruptcy Code prohibits us from making payments to creditors on account of pre-petition claims, except pursuant to a Chapter 11 plan. See “pre-petition claims” above. On September 13, 2016, we consummated the Sale Transactions and the DIP was repaid using the proceeds therefrom. (See Note 1).

While our financial statements do not include any adjustments relating to the recovery of the recorded assets that might be necessary should we be unable to continue as a going concern, our liquidity constraints have raised substantial doubt about our ability to continue as a going concern.
.

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

References to “2016” or “fiscal 2016” mean the 52-week period ending January 28, 2017 and references to “2015” or “fiscal 2015” mean the 52-week period ended January 30, 2016.  References to “the second quarter of 2016” mean the thirteen-week period ended July 30, 2016 and references to “the second quarter of 2015” mean the thirteen-week period ended August 1, 2015.

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

In connection with the Supplier Agreement, we earned $5.5 million in rebates which reduced our liability from $17.5 million to $12.0 million, of which $1.8 million is classified in accrued expenses as of July 30, 2016. This liability is amortized upon receipt of merchandise.

In connection with the Chapter 11 Cases and pursuant to the Asset Purchase Agreement, until the earlier of the confirmation of a Chapter 11 Plan or November 30, 2016, OpCo LLC has the right to direct the Company to either assume or reject the Supplier Agreement. If assumed, OpCo LLC will be required to pay any cure costs related to such assumption.

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

The accounting guidance related to multiple deliverables in an arrangement provides direction on determining if separate contracts should be evaluated as a single arrangement and if an arrangement involves a single unit of accounting or separate units of accounting. We determined that there were four units of accounting or elements of the arrangement which included Tranche A Loan, Tranche B Loan, Series B convertible preferred stock and the Sourcing Agreement (as hereinafter defined). We allocated the initial value based on the relative fair values of each element in the transaction. We estimated the fair values of Tranche A Loan and Tranche B Loan using the discounted cash flow method. Under this method, the projected interest and principal payments were projected through the life of each loan. These cash flows were then discounted to the present value at an appropriate market-derived discount rate, taking into account market yields at the date of issuance and an assessment of the credit rating applicable to us based on the consideration of various credit metrics along with the terms of each loan (such as duration, coupon rate, etc.) to derive an indication of fair value. These instruments are classified as a Level 3 measurement, as they are not publicly traded and therefore, we are unable to obtain quoted market prices. The Series B Preferred Stock represents a convertible security that can be exchanged for shares of Company common stock upon the payment of a cash conversion price of $7.25 per common share equivalent.  Effectively, the Series B Preferred Stock has the characteristic of a warrant as each share represents an option to purchase 3,932.018 shares of common stock at an exercise price of $7.25 per common share and there is no dividend or liquidation preference associated with the Series B Preferred Stock. Accordingly, the Black-Scholes model was used to determine the fair value of the Convertible Shares with an expected life of 10 years, a risk free interest rate of 2.54% and expected volatility of 50%. The Sourcing Agreement was determined to be at fair value and therefore no proceeds were allocated to the agreement.

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

Prior to the Chapter 11 Filings, the Tranche A Loan was scheduled to mature on May 23, 2019 and the Tranche B Loan was scheduled to mature on the earlier of (a) tenth anniversary of the end of the Start-Up Period (as such term is defined in the Sourcing Agreement described below) and (b) the expiration or termination of the Sourcing Agreement. Additionally, the Loan Agreement contains representations, covenants and events of default that are substantially consistent with our revolving credit facility with Bank of America, N.A. However, the Chapter 11 Filings triggered events of default and an automatic acceleration of the Term Loans.

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

We recorded liabilities for the Term Loans using imputed interest based on our best estimate of its incremental borrowing rates. The effective interest rate used for the Tranche A Loan was 7.24%, resulting in an initial present value of $101.7 million and a resulting debt premium of $1.7 million. The premium is being amortized to interest expense over the expected term of the debt using the effective interest method. The effective interest rate for the Tranche B Loan used was 7.86%, resulting in an initial present value of $30.0 million and a debt discount of $20.0 million, which is also being amortized to interest expense over the expected term of the debt. Additionally, we recorded deferred financing fees of $5.9 million related to the Term Loans which are being amortized to interest expense over the expected terms of the debt.

We had fair values of $146.4 million in borrowings outstanding under the Loan Agreement, with face value of $150.0 million as of July 30, 2016. Fair value outstanding for the Tranche A Loan was $111.1 million, with a face value of $100.0 million. Fair value outstanding for the Tranche B Loan was $35.3 million, with a face value of $50.0 million. Total interest associated with this transaction was $2.2 million for the second quarter of 2016 and $4.7 million for the first twenty-six weeks of fiscal 2016.

In connection with the Chapter 11 Filings, these Term Loans had been reclassified to current liabilities on the Balance Sheet as of the first quarter of fiscal 2016.

Pursuant to the provisions of reorganization accounting, this liability was included in Liabilities Subject to Compromise(See Note 1).

Series B Convertible Preferred Stock

Concurrent with, and as a condition to, entering into the Loan Agreement, we issued 1,000 shares of Series B Preferred Stock to affiliates of Sycamore Partners at an aggregate offer price of $0.1 million. Each share of Series B Preferred Stock is convertible at any time at the option of the holder on or prior to May 23, 2024 into shares of common stock at an initial conversion rate of 3,932.018 for each share of Series B Preferred Stock. The common stock underlying the Series B Preferred Stock represented 5% of our issued and outstanding common stock as of May 23, 2014. The Series B Preferred Stock was convertible into shares of the common stock at an initial cash conversion price of $7.25 per share of the underlying common stock. We expect that upon effectiveness of the Chapter 11 Plan, all equity of the Company, including the Series B Preferred Stock, will be canceled without any distribution thereon.

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

In March 2016, we announced that the Company was engaged in a dispute with MGF Sourcing relating to the Sourcing Agreement. On May 11, 2016, the Company reached an agreement with MGF Sourcing to resolve the dispute as evidenced by the amendment to the Sourcing Agreement dated May 16, 2016, which has been approved by the Bankruptcy Court. Under the terms of this agreement, outstanding purchase orders will be fulfilled under revised terms and no further purchase orders will be written. Upon fulfillment of open purchase orders and payment of post-bankruptcy petition invoices, the agreement shall terminate. See Note 21 for Subsequent Events.

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

The following is a summary of (benefit) expense recognized in restructuring charges in the statement of operations associated with this program:

	13 weeks ended		26 weeks ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(In thousands)
Asset impairment charges	$—	$—
Severance costs	—	—
Lease costs, net of liability reversals	—	(6,149)		(6,386)
Other exit costs	—	83		378
Total	$—	$(6,066)	$—	$(6,008)

	Impairments	Severance	Lease Costs	Unamortized Tenant Allowance and Deferred Rent	Other Exit Costs	Total
	(In thousands)
Liability/Charge at Program Inception	$30,497	$1,060	$1,046	$(17,718)	$1,886	$16,771
Additions	—	3,054	18,355	—	2,435	23,844
Paid or Utilized	(30,497)	(4,114)	(13,042)	—	(4,321)	(51,974)
Adjustments	—	—	(6,359)	17,718	—	11,359
Liability as of July 30, 2016	$—	$—	$—	$—	$—	$—

We closed 115 P.S. from Aéropostale stores during the fourth quarter of fiscal 2014 related to the above mentioned restructuring program. We elected to early adopt the provisions of ASU 2014-08, "Discontinued Operations and Disclosures of Disposals of Components of an Entity", as of the beginning of the fourth quarter of fiscal 2014. We assessed the disposal group under this guidance and concluded the closure of the disposal group to be a "strategic shift". However, this strategic shift was not determined to be a "major" strategic shift based on the portion of our consolidated business that the disposal group represented. Accordingly the disposal group was not presented in the financial statements as discontinued operations. However, we have concluded that this disposal group was an individually significant disposal group. There were no pretax losses for this disposal group of stores for the first twenty-six weeks of fiscal 2016 and a benefit from the reversal of accrued lease exit costs of $6.1 million for the first twenty-six weeks of fiscal 2015.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be remeasured at fair value on a recurring basis:

	Level 1			Level 2			Level 3
	July 30, 2016	January 30, 2016	August 1, 2015	July 30, 2016	January 30, 2016	August 1, 2015	July 30, 2016	January 30, 2016	August 1, 2015
	(In thousands)
Assets:
Cash equivalents [1]	$—	$41,509	$41,060	$—	$—	$—	$—	$—	$—
Total	$—	$41,509	$41,060	$—	$—	$—	$—	$—	$—

Liabilities:
GoJane performance plan liability [2]	$—	$—	$—	$—	$—	$—	$745	$723	$1,490
Total	$—	$—	$—	$—	$—	$—	$745	$723	$1,490

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

The following table provides a reconciliation of the beginning and ending balances of the GJ Performance Plan measured at fair value using significant unobservable inputs (Level 3):

	26 weeks ended
	July 30, 2016	August 1, 2015
	(In thousands)
Balance at beginning of period	$723	$1,446
Accretion of interest expense	22	44
GoJane consideration payment	—	—
Balance at end of period	$745	$1,490

The $0.7 million liability as of July 30, 2016 was included in non-current liabilities. The $1.5 million liability as of August 1, 2015 was included in non-current liabilities.

Non-Financial Assets

We recorded asset impairment charges of approximately $1.2 million during the second quarter of 2016 and $16.1 million during the twenty-six weeks of fiscal 2016. The impairment charges for the second quarter of 2016 relate to 6 stores that were not previously impaired in addition to previously impaired stores. The impairment charges for the twenty-six weeks of fiscal 2016 relate to 51 stores that were not previously impaired in addition to previously impaired stores. These impairment charges were included in cost of sales. We did not record any asset impairment charges during the twenty-six weeks of fiscal 2015.

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

The table below sets forth by level within the fair value hierarchy the fair value of long-lived assets for which impairment was recognized for the first twenty-six weeks of fiscal 2016:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value	Total Losses
	(In thousands)
July 30, 2016:
Long-lived assets held and used	$—	$—	$—	$—	$16,086

7.  Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the components of accumulated other comprehensive income (loss):

	July 30, 2016	January 30, 2016	August 1, 2015
	(In thousands)
Pension liability, net of tax	$1,169	$1,148	$1,020
Cumulative foreign currency translation adjustment	2,643	2,241	2,219
Total accumulated other comprehensive income	$3,812	$3,389	$3,239

The changes in components in accumulated other comprehensive income (loss) are as follows:

	26 weeks ended
	July 30, 2016
	Pension Liability	Foreign Currency Translation	Total
	(In thousands)
Beginning balance at January 30, 2016	$1,148	$2,241	$3,389
Other comprehensive income before reclassifications	21	402	423
Reclassified from accumulated other comprehensive income	—	—	—
Net current-period other comprehensive income	$21	$402	$423
Ending balance at July 30, 2016	$1,169	$2,643	$3,812

	26 weeks ended
	August 1, 2015
	Pension Liability	Foreign Currency Translation	Total
	(In thousands)
Beginning balance at February 1, 2015	$1,937	$1,161	$3,098
Other comprehensive income (loss) before reclassifications	(917)	1,058	141
Reclassified from accumulated other comprehensive loss	—	—	—
Net current-period other comprehensive income (loss)	$(917)	$1,058	$141
Ending balance at August 1, 2015	$1,020	$2,219	$3,239

Stock Repurchase Program

Our Board of Directors had previously approved a stock repurchase program. During each of the first twenty-six weeks of fiscal 2016 and 2015, we did not repurchase shares of our common stock under our stock repurchase program. Under the program to date, we have repurchased 60.1 million shares of our common stock for $1.0 billion.  As of July 30, 2016, we have approximately $104.4 million of repurchase authorization remaining under our $1.15 billion share repurchase program. We expect that upon effectiveness of the Chapter 11 Plan, all equity of the Company will be canceled without any distribution thereon.

In addition to the above program, we also withheld 0.1 million shares for minimum statutory withholding taxes of $23,000 related to the vesting of stock awards during the first twenty-six weeks of fiscal 2016 and 0.1 million shares for minimum statutory withholding taxes of $0.4 million during the first twenty-six weeks of fiscal 2015.

8.  Loss Per Share

The following table sets forth the computations of basic and diluted loss per share:

	13 weeks ended		26 weeks ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(In thousands, except per share data)
Net loss	$(12,651)	$(43,659)	$(71,067)	$(88,927)
Weighted average basic shares	80,634	79,570	80,473	79,423
Impact of dilutive securities	—	—	—	—
Weighted average diluted shares	80,634	79,570	80,473	79,423
Basic loss per share	$(0.16)	$(0.55)	$(0.88)	$(1.12)
Diluted loss per share	$(0.16)	$(0.55)	$(0.88)	$(1.12)

All options to purchase shares, in addition to restricted, performance shares and convertible preferred shares, were excluded from the computation of diluted loss per share because the effect would be anti-dilutive.

9.  Receivables

Receivables, net consist of the following:

	July 30, 2016	January 30, 2016	August 1, 2015
	(In thousands)
Due from licenses	$10,423	$7,223	$8,770
Due from Canadian Trustee	7,361	—	—
Other receivables	4,566	2,039	4,641
Total receivables	$22,350	$9,262	$13,411

10.  Restricted Cash

Restricted cash consists of the following:

	July 30, 2016	January 30, 2016	August 1, 2015
	(In thousands)
Store lease assignments	$1,229	$1,509	$1,760
Utility deposits	893
Escrow relating to professional fees in bankruptcy	21,711
Total restricted cash	$23,833	$1,509	$1,760

11.  Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	July 30, 2016	January 30, 2016	August 1, 2015
	(In thousands)
Accrued gift cards	$14,047	$19,969	$17,288
Accrued compensation and retirement benefit plan liabilities	11,349	12,839	14,937
Accrued rent	2,574	4,519	—
Current portion of exit cost obligations	—	—	1,692
Other	38,871	37,192	47,268
Total accrued expenses and other current liabilities	$66,841	$74,519	$81,185

12.  Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	July 30, 2016	January 30, 2016	August 1, 2015
	(In thousands)
Deferred rent	$22,573	$37,810	$37,647
Deferred tenant allowance	11,803	17,419	20,259
Advance volume purchase discount	10,252	10,215	12,626
Non-current portion of exit cost obligations	—	—	2,645
Other	5,852	10,910	11,244
Total other non-current liabilities	$50,480	$76,354	$84,421

13.  Revolving Credit Facility

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

In June 2012, Bank of America, N/A, issued to us a stand-by letter of credit in the amount of approximately $250,000.

On February 21, 2014, the Company, certain of its direct and indirect subsidiaries, including GoJane LLC, the Lenders party thereto, and Bank of America, N.A., as agent for the ratable benefit of the Credit Parties (in such capacity, the “Agent”), entered into a Joinder and First Amendment to the Third Amended and Restated Loan and Security Agreement and Amendment to Certain Other Loan Documents (the “First Amendment”). The First Amendment amended the Credit Facility, among other things, to increase from $175.0 million to $230.0 million the aggregate amount of loans and other extensions of credit available to the Borrower under the Credit Facility by (i) the addition of a $30.0 million first-in, last-out revolving loan facility based on the appraised value of certain intellectual property of the Company, and (ii) an increase in the Company’s existing revolving credit facility by $25.0 million, from $175.0 million to $200.0 million (which continued to include a $40.0 million sublimit for the issuance of letters of credit). In addition, the accordion feature of the Credit Facility, under which the Company could request an increase in the commitments of the Lenders thereunder from time to time, was reduced from $75.0 million to $50.0 million. GoJane LLC, an indirect wholly-owned subsidiary of the Company, also joined the Credit Facility as a new guarantor.

We also amended the Credit Facility with Bank of America N.A. to allow for the incurrence of this additional debt under the Loan Agreement.

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

Loans under the Credit Facility were secured by substantially all of our assets and were guaranteed by the Guarantors. Direct borrowings under the Credit Facility bore interest at a margin over either LIBOR or the Prime Rate (as each such term is defined in the Credit Facility).

The Credit Facility also contained covenants that required us to have a specified minimum amount of cash and availability on hand and to have obtained an unqualified audit opinion.

The Chapter 11 Filings triggered an event of default and an automatic acceleration of our loans under the Credit Facility. On May 9, 2016, we repaid $73.4 million outstanding, using the funds available under our DIP Facility, and terminated the Credit Facility. We also cash collateralized the standby letter of credit, which currently remains outstanding. As of January 30, 2016 and August 1, 2015, we had no borrowings under the Credit Facility.

14.  Retirement Benefit Plans

Retirement benefit plan liabilities consisted of the following:

	July 30, 2016	January 30, 2016	August 1, 2015
	(In thousands)
Supplemental Executive Retirement Plan (“SERP”)	$1,229	$1,394	$1,439
Other retirement plan liabilities	4,785	4,273	4,374
Total	6,014	$5,667	$5,813
Less amount classified in accrued expenses related to SERP	—	—	—
Less amount classified in accrued expenses related to other retirement plan liabilities	1,922	1,196	682
Long-term retirement benefit plan liabilities	$4,092	$4,471	$5,131

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

The liability related to the SERP was $1.2 million as of July 30, 2016, 1.4 million as of January 30, 2016 and 1.4 million as of August 1, 2015. During March 2015, we paid Thomas P. Johnson, our former Chief Executive Officer, $6.0 million from our SERP.

In conjunction with the payment to Mr. Johnson, we recorded a benefit of $1.0 million in SG&A, with a corresponding amount recorded to relieve accumulated other comprehensive loss included in our stockholders' equity. This accounting treatment is in accordance with settlement accounting procedures under the provisions of ASC Topic 715, "Compensation - Retirement Benefits".

Pursuant to the provisions of reorganization accounting, this liability was included in Liabilities Subject to Compromise. (See Note 1).

Other Retirement Plan Liabilities

We have a long-term incentive deferred compensation plan established for the purpose of providing long-term incentives to a select group of management. The plan is a non-qualified, non-contributory defined contribution plan and is not funded. Participants in this plan include all employees designated by us as Vice President, or other higher-ranking positions that are not participants in the SERP. We record annual monetary credits to each participant's account based on compensation levels and years as a participant in the plan. Annual interest credits are applied to the balance of each participant's account based upon established benchmarks. Each annual credit is subject to a three-year cliff-vesting schedule, and participants' accounts will be fully vested upon retirement after completing five years of service and attaining age 55. The liabilities related to this plan were $4.5 million as of July 30, 2016, $4.2 million as of January 30, 2016 and $4.4 million as of August 1, 2015. Compensation expense related to this plan was not material to our unaudited condensed consolidated financial statements for any period presented.

Pursuant to the provisions of reorganization accounting, this liability was included in Liabilities Subject to Compromise. (See Note 1).

We maintain a post-retirement benefit plan for certain executives that provides retiree medical and dental benefits. The plan is an "other post-employment benefit plan", or "OPEB", and is not funded. Pension expense and the liability related to this plan were not material to our unaudited condensed consolidated financial statements for any period presented.

15.  Stock-Based Compensation

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

We expect that, upon effectiveness of the Chapter 11 Plan, all stock-based compensation, including all stock-based awards described below, will be cancelled and no payment will be made thereunder.

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

The following table summarizes restricted stock units outstanding as of July 30, 2016:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 30, 2016	631	$3.28
Granted	2,226	0.24
Vested	(49)	4.44
Cancelled	(210)	1.87
Outstanding as of July 30, 2016	2,598	$0.77

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted stock unit activity was $0.1 million for the second quarter of 2016 and $0.2 million for the second quarter of 2015.  Compensation expense related to restricted stock unit activity was $0.3 million for the first twenty-six weeks of fiscal 2016 and $0.8 million for the first twenty-six weeks of fiscal 2015. As of July 30, 2016, there was $0.9 million of unrecognized compensation cost related to restricted stock units that is expected to be recognized over the weighted average period of 1.3 years.  The total fair value of restricted stock units vested was $1.2 million during the second quarter of 2016. The total fair value of units vested was $0.0 million during the first quarter of 2015.

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

The following table summarizes cash-settled restricted stock units outstanding as of July 30, 2016:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 30, 2016	468	$0.26
Granted	—	—
Vested	(22)	0.11
Cancelled	(77)	0.10
Outstanding as of July 30, 2016	369	$0.03

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was a benefit of $0.0 million for the second quarter of 2016 and an expense of $0.4 million for the second quarter of 2015. Compensation expense related to restricted shares activity was
$0.1 million for the first twenty-six weeks of fiscal 2016 and $0.1 million for the first twenty-six weeks of fiscal 2015. As of July 30, 2016, there was no unrecognized compensation cost related to cash-settled restricted stock units that is expected to be recognized over the weighted average period of 0.67 years.

We expect that, upon effectiveness of the Chapter 11 Plan, all outstanding restricted stock unit awards will be cancelled and no payment will be made thereunder.

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

The following table summarizes non-vested shares of stock outstanding as of July 30, 2016:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Outstanding as of January 30, 2016	717	$7.72
Granted	—	—
Vested	(609)	8.36
Cancelled	(98)	3.19
Outstanding as of July 30, 2016	10	$13.22

Total compensation expense is being amortized over the shorter of the achievement of retirement or early retirement status, or the vesting period.  Compensation expense related to restricted shares activity was $0.0 million for the second quarter of 2016 and $0.5 million for the second quarter of 2015. Compensation expense related to restricted shares activity was $0.2 million for the first twenty-six weeks of 2016 and $2.0 million for the first twenty-six weeks of 2015. As of July 30, 2016, the unrecognized compensation expense related to restricted share awards that is expected to be recognized over the weighted average period of less than one year is immaterial.  The total fair value of shares vested was $0.0 million during the second quarter of 2016 and $0.3 million during the second quarter of 2015. The total fair value of shares vested was $5.1 million during the first twenty-six weeks of fiscal 2016 and $1.6 million during the twenty-six weeks of fiscal 2015.

In connection with the GoJane acquisition, we granted restricted shares based on the stock price on the date granted to the two individual stockholders of GoJane, with compensation expense recognized over the three year cliff vesting period. If the aggregate dollar value of the restricted shares on the vesting date is less than $8.0 million, then we shall pay to the two individual stockholders an amount in cash equal to the difference between $8.0 million and the fair market value of the restricted shares on the vesting date. During the second quarter of 2016, we paid out the balance due of $7.6 million that was recorded as of January 30, 2016. For the second quarter of 2015, we recorded compensation expense of $0.2 million and had a corresponding liability of $5.0 million based on the Company's stock price as of August 1, 2015.

We expect that, upon effectiveness of the Chapter 11 Plan, all outstanding restricted share awards will be cancelled and no payment will be made thereunder.

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

The following table summarizes performance shares of stock outstanding as of July 30, 2016:

	Performance-based		Market-based
	Performance Shares		Performance Shares
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)		(In thousands)
Outstanding as of January 30, 2016	—	$—	220	$9.65
Granted	—	—	—	—
Vested	—	—	—	—
Cancelled	—	—	(69)	19.18
Outstanding as of July 30, 2016	—	$—	151	$5.34

Total compensation expense is being amortized over the vesting period. During the first quarter of 2016, we recorded compensation expense of $0.1 million related to the market-based performance shares which we granted, and $0.4 million related to market-based performance shares for the second quarter of 2015. Compensation expense related to the market-based performance shares which we granted was a benefit of $0.2 million for the first twenty-six weeks of fiscal 2016 and an expense of $0.1 million for the first twenty-six weeks of fiscal 2015. No compensation expense related to performance-based shares was recognized during the second quarter of fiscal 2016 and for the first twenty-six weeks of fiscal 2016.

The following table summarizes unrecognized compensation cost and the weighted-average years expected to be recognized related to performance share awards outstanding as of July 30, 2016:

	Performance-based	Market-based
	Performance Shares	Performance Shares
Total unrecognized compensation (in thousands)	$—	$180
Weighted-average years expected to recognize compensation cost (years)	0	1 year

We expect that, upon effectiveness of the Chapter 11 Plan, all performance share awards will be cancelled and no payment will be made thereunder.

Cash-Settled Stock Appreciation Rights ("CSARs")

In conjunction with the execution of the employment agreement with Mr. Johnson, our former CEO, on May 3, 2013, we granted him an award of CSARs, with an award date value of $5.6 million. The number of CSARs granted was determined in accordance with the agreement by dividing $5.6 million by the Black Scholes value of the closing price of a share of the Company's common stock on the award date. As of July 30, 2016, there was no unrecognized compensation cost related to CSARs.  As a result of the departure of Mr. Johnson after the end of the second quarter of 2014, 2/3 of these CSARs were forfeited. The remaining vested shares expired on August 29, 2015. During fiscal 2015 we did not record any expense or benefit related to this incentive award.

We expect that, upon effectiveness of the Chapter 11 Plan, all CSAR awards will be cancelled and no payment will be made thereunder.

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

We have recorded a liability for this award that was immaterial to the unaudited condensed financial statements as of July 30, 2016.

We expect that, upon effectiveness of the Chapter 11 Plan, this award will be cancelled and no payment will be made thereunder.

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

For the first twenty-six weeks of fiscal 2016, the weighted average assumptions used in our Black-Scholes option pricing model were expected volatility of 64.4%, expected term of 4.16 years, a risk-free interest rate of 1.32%, and an expected forfeiture rate of 0%.

The following table summarizes stock option transactions for common stock during the second quarter of 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In millions)
Outstanding as of January 30, 2016	2,554	$3.34
Granted	—	—
Exercised	—	—
Cancelled[1]	(24)	11.54
Outstanding as of July 30, 2016	2,530	$3.26	5.58	$—
Options vested as of July 30, 2016 and expected to vest	2,530	$3.26	5.58	$—
Exercisable as of July 30, 2016	1,187	$3.33	5.55	$—

1 The number of options cancelled represents approximately 24,000 expired shares.

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

We recognized $0.4 million in compensation expense related to stock options during the second quarter of 2016 and $0.7 million during the second quarter of 2015. We recognized $0.9 million in compensation expense related to stock options during the first twenty-six weeks of fiscal 2016 and $1.2 million during the first twenty-six weeks of fiscal 2015. For the first twenty-six weeks of 2016 and the first twenty-six weeks of 2015, the intrinsic value of options exercised was zero.

The following table summarizes information regarding non-vested outstanding stock options as of July 30, 2016:

	Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Non-vested as of January 30, 2016	1,360	$1.57
Granted	—	—
Vested	(7)	6.39
Canceled	(10)	0.71
Non-vested as of July 30, 2016	1,343	$1.56

As of July 30, 2016, there was $0.4 million of total unrecognized compensation cost related to non-vested options that we expect will be recognized over the remaining weighted-average vesting period of 1 year.

We expect that, upon effectiveness of the Chapter 11 Plan, all stock option awards will be cancelled and no payment will be made thereunder.

16.  Commitments and Contingent Liabilities

Legal Proceedings - During the pendency of the Chapter 11 Cases, all pending litigation wherein we are named as a defendant is generally stayed by operation of federal bankruptcy law, absent further order by the Bankruptcy Court. We are party to various litigation matters and proceedings in the ordinary course of business.  In the opinion of our management, as of July 30, 2016, dispositions of these matters are not expected to have a material adverse effect on our financial position, results of operations or cash flows.

Contingencies - On May 23, 2014, we entered into a $150.0 million secured credit facility with affiliates of Sycamore Partners. In connection with this agreement, we also entered into a sourcing agreement with an affiliate of Sycamore Partners that requires us to purchase a minimum volume of product for 10 years. This purchase commitment commenced during the first quarter of fiscal 2016 and was between $240.0 million and $280.0 million per annum depending on the year. In March 2016, we announced that the Company was engaged in a dispute with this affiliate of Sycamore Partners (MGF Sourcing) relating to the Sourcing Agreement. On May 11, 2016, the Company reached an agreement with MGF Sourcing to resolve the dispute as evidenced by the amendment to the Sourcing Agreement dated May 16, 2016, which has been approved by the Bankruptcy Court. Under the terms of this agreement, outstanding purchase orders will be fulfilled under revised terms and no further purchase orders will be written. Upon fulfillment of open purchase orders and payment of post-bankruptcy petition invoices, the agreement shall terminate. On July 22, 2016, the Company filed a motion with the Bankruptcy Court seeking an order determining that (i) affiliates of Sycamore Partners are not entitled to credit bid their claims arising under the Loan Agreement in a sale of the Company’s assets, (ii) equitably subordinating such claims, and (iii) re-characterizing certain claims under the Loan Agreement. The Bankruptcy Court held a trial from August 15, 2016 to August 23, 2016 and on August 26, 2016, entered a decision denying the relief requested by the company in the motion. (see Note 4).

On February 2, 2015, we revised and renewed a Supplier Agreement with one of our suppliers.

On April 19, 2016, we amended and restated the Supplier Agreement. This amendment decreased the annual purchase commitment and removed the opportunity to receive additional purchase discounts (see Note 3).

In June 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. On May 9, 2016, we cash collateralized the stand-by letter of credit which expires on June 30, 2017. We do not have any other stand-by or commercial letters of credit as of July 30, 2016.

We have not issued any third party guarantees or commercial commitments as of July 30, 2016.

Executive Severance Plan - We have a Change of Control Severance Plan, which entitles certain executive level employees to receive certain payments upon a termination of employment after a change of control (as defined in the plan) of the Company. The adoption of such plan did not have any impact on the unaudited condensed consolidated financial statements for any periods presented.

Key Employee Retention Plan - In connection with the Chapter 11 Plan, the Company adopted, and the Bankruptcy Court approved, a Key Employee Retention Plan (“KERP”) for certain non-senior management employees of the Company (which does not include executive officers of the Company) who are not eligible to participate in other post-petition incentive plans. KERP participants will be paid in cash and will receive and keep 100% of the payout under the KERP only if they remain employed with the Company through October 25, 2016. Individual payouts under the KERP range from 6.6% to 23.5% of base salary. The total amount of the KERP is approximately $1.4 million.

17.  Income Taxes

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

Uncertain tax positions, inclusive of interest and penalties were $6.9 million as of July 30, 2016, $6.9 million at January 30, 2016, and $7.2 million at August 1, 2015.  Of these amounts, $4.8 million was recorded as a direct reduction of the related deferred tax assets as of July 30, 2016 and January 30, 2016 and $5.3 million was recorded as of August 1, 2015. Reversal of uncertain tax positions, net of related deferred tax assets, would favorably impact our effective tax rate. These uncertain tax positions are subject to change based on future events, the timing of which is uncertain, however the Company does not anticipate that the balance of such uncertain tax positions will significantly change during the next twelve months.

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

The following tables provide summary financial data for each of our reportable segments (in thousands):

	13 weeks ended		26 weeks ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales:
Retail stores and e-commerce net sales	$313,649	$316,687	$604,429	$627,583
International licensing revenue	7,240	10,174	15,101	17,921
Total net sales	$320,889	$326,861	$619,530	$645,504

	13 weeks ended		26 weeks ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Income (Loss) from operations:
Retail stores and e-commerce [1]	$8,878	$(47,823)	$(27,832)	$(93,591)
International licensing	6,390	9,195	12,958	15,771
Other [2]	(1,211)	1,197	(16,086)	(67)
Total income (loss) from operations	$14,057	$(37,431)	$(30,960)	$(77,887)

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

	July 30, 2016	January 30, 2016	August 1, 2015
Total assets:
Retail stores and e-commerce	$367,598	$345,429	$440,085
International licensing	12,047	8,954	13,298
Total assets	$379,645	$354,383	$453,383

19.  Related Parties

On May 23, 2014, we entered into a strategic sourcing relationship with an affiliate of Sycamore Partners, which included $150.0 million in secured credit facilities (see Note 4). As of May 23, 2014 and December 31, 2015, Lemur LLC, an affiliate of Sycamore Partners owned approximately 8% of our outstanding common stock. Sycamore Partners and its affiliates were considered related parties due to these agreements combined with their ownership interest in us. In addition to the related party transactions presented on the Consolidated Statement of Operations during the second quarter of 2016, we had the following transactions with these related parties:

•
Merchandise purchased from an affiliate of Sycamore Partners was $40.2 million during the second quarter of 2016 and $105.0 million during the twenty-six weeks of fiscal 2016, of which $30.9 million was included in our merchandise inventories as of July 30, 2016,

•Accounts payable of $9.3 million to an affiliate of Sycamore Partners as of July 30, 2016, and

•Payments of $43.7 million to an affiliate of Sycamore Partners during the first twenty-six weeks of fiscal 2016.

Additionally, Scopia Capital Management, LLC owned approximately 9.0% of our common stock as of December 31, 2015, and was considered a related party due to their ownership interest in us. We did not have any transactions with this related party during the second quarter of 2016. As of March 3, 2016, Scopia Capital Management, LLC ceased to be the beneficial owners of more than five percent of the Company's common stock.

As of February 9, 2016, Lemur LLC ceased to be the beneficial owner or more than five percent of the Company's common stock.

20.  Recent Accounting Developments

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

21. Subsequent Events

On July 22, 2016, the Company filed a motion with the Bankruptcy Court seeking an order determining that (i) affiliates of Sycamore Partners are not entitled to credit bid their claims arising under the Loan Agreement in a sale of the Company’s assets, (ii) equitably subordinating such claims, and (iii) re-characterizing certain claims under the Loan Agreement. The Bankruptcy Court held a trial from August 15, 2016 to August 23, 2016 and on August 26, 2016, entered a decision denying the Company's relief requested in the motion.

On September 13, 2016, the Bankruptcy Court entered orders (“Orders”) approving (i) an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated as of September 12, 2016, by and among the Company, the other direct and indirect subsidiaries of the Company signatory thereto (together with the Company, the “Sellers”), and Aero OpCo LLC (“OpCo LLC”). OpCo LLC, together with ABG-Aero IPCO, LLC (“IPCO”) were formed by a consortium comprised of Authentic Brands Group, Simon Property Group, General Growth Properties, Hilco Merchant Resources (“Hilco”) and Gordon Brothers Retail Partners (“Gordon Brothers”, and together with Hilco, the “Agent”), and (ii) an Agency Agreement (the “Agency Agreement”), dated as of September 12, 2016, by and among the Sellers, OpCo LLC, and the Agent (the transactions contemplated by the Asset Purchase Agreement and Agency Agreement, collectively, the “Sale Transactions”). Pursuant to the Sale Transactions, in consideration for a payment equal to $243.3 million (subject to certain post-closing adjustments, (a) the Agent entered into the Agency Agreement, pursuant to which it agreed to sell, in its capacity as agent, certain inventory located at the Debtors’ stores, certain inventory subject to open purchase orders, as well as certain furnishings and equipment located at the stores, (b) Aero Operations LLC (a wholly-owned subsidiary of OpCo LLC to which OpCo LLC assigned certain of its rights under the Asset Purchase Agreement) obtained the right to acquire leases for certain of the Sellers’ stores in connection with designation rights described below, (c) IPCO (to which OpCo LLC assigned certain of its rights under the Asset Purchase Agreement) acquired certain intellectual property of the Sellers, and (d) OpCo LLC acquired the balance of the assets to be acquired under the Asset Purchase Agreement, including the leases for those stores assigned and assumed at closing. The parties consummated the Sale Transactions on September 15, 2016. On September 15, 2016, the DIP Facility was repaid in full using the funds from the Sale Transactions.

Under the Asset Purchase Agreement, subject to certain limited exceptions, until the earlier of (i) the confirmation of a plan of reorganization or liquidation in the Chapter 11 Cases and (ii) November 30, 2016, OpCo LLC will have the right to designate additional contracts and leases of the Sellers for assignment and assumption (to the extent not previously rejected).

In connection with the closing of the Sale Transactions, the Company entered into a transition services agreement with OpCo LLC, pursuant to which OpCo LLC will provide the Company with certain services, at cost, in connection with the wind-down of the Company’s business operations. The Company also entered into a transferred employee agreement with OpCo LLC, pursuant to which the Company’s employees will be seconded to OpCo LLC for a period of time following the closing. No later than January 1, 2017 and subject to certain exceptions, any remaining store employees and any non-store employees who have been offered and accept employment with OpCo LLC will become employees of OpCo LLC.

As of the date of this filing, in connection with the Bankruptcy, the Company has closed an additional 30 store locations and the corporate offices located at 112 West 34th Street, New York, NY, during the third quarter of fiscal 2016. The Company anticipates closing additional store locations during the fourth quarter of fiscal 2016 pending the outcome of negotiations with landlords.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this filing that address activities, events or developments that the Company expects, believes, targets or anticipates will or may occur in the future are forward-looking statements. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain risks and other factors which could include the following: the ability to operate and reorganize under the Chapter 11 Cases (as hereinafter defined), including but not limited to, the Company’s ability to obtain Bankruptcy Court approval with respect to motions in the Chapter 11 Cases, the effects of the Chapter 11 Cases on the Company and on the interests of various constituents, Bankruptcy Court rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general, the length of time the Company will operate under the Chapter 11 Cases, risks associated with third-party motions in the Chapter 11 Cases, the Company’s future financial condition, results of operations, plans and prospects, expectations, operating improvements and cost savings, and the timing of any of the foregoing, and the Company’s ability to make debt payments to remain in compliance with financial covenants under post-petition financing arrangements, and to obtain appropriate court approval, waivers or amendments with respect to any noncompliance or other actions under such arrangements; the Company's ability to complete its restructuring process, and confirm a plan of reorganization on its anticipated timeline; the impact of the dispute with MGF Sourcing US, LLC and the successful implementation of the settlement; changes in the economy; risks associated with changes in social, political, economic and other conditions and the possible adverse impact of changes in import restrictions; as well as other risk factors set forth in the Company’s Form 10-K and Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

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

Overview

Chapter 11 Bankruptcy Proceedings, DIP Financing and Sale Transactions

On May 4, 2016 (the “Petition Date”), Aéropostale, Inc. and each of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) and the filings therein (the “Chapter 11 Filings”). The Chapter 11 cases (the "Chapter 11 Cases") have been consolidated for procedural purposes only and are being administered jointly under the caption “In re Aéropostale, Inc., et al.,” Case No. 16-11275. Additional information about the Chapter 11 Cases can be found at http://cases.primeclerk.com/Aeropostale.

In connection with the Chapter 11 Filings, Aéropostale, Inc., as borrower, certain Debtors as guarantors, the lenders party thereto from time to time, and Crystal Financial, LLC, entered into an asset-based credit facility in an aggregate principal amount of up to $160 million (the “DIP Facility”). On May 6, 2016, the Bankruptcy Court granted approval to the Company to draw $100 million in interim financing from the DIP Facility, which the Company used for general purposes and also to pay off the Credit Facility (as defined below). On June 10, 2016, the Bankruptcy Court granted final approval for the Company to access the full

$160 million of the DIP Facility. On September 15, 2016, the DIP Facility was repaid in full using the proceeds from the Sale Transactions (as described below).

On September 13, 2016, the Bankruptcy Court entered orders (“Orders”) approving (i) an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated as of September 12, 2016, by and among the Company, the other direct and indirect subsidiaries of the Company signatory thereto (together with the Company, the “Sellers”), and Aero OpCo LLC (“OpCo LLC”). OpCo LLC, together with ABG-Aero IPCO, LLC (“IPCO”) were formed by a consortium comprised of Authentic Brands Group, Simon Property Group, General Growth Properties, Hilco Merchant Resources (“Hilco”) and Gordon Brothers Retail Partners (“Gordon Brothers”, and together with Hilco, the “Agent”), and (ii) an Agency Agreement (the “Agency Agreement”), dated as of September 12, 2016, by and among the Sellers, OpCo LLC, and the Agent (the transactions contemplated by the Asset Purchase Agreement and Agency Agreement, collectively, the “Sale Transactions”). Pursuant to the Sale Transactions, in consideration for a payment equal to $243.3 million (subject to certain post-closing adjustments, (a) the Agent entered into the Agency Agreement, pursuant to which it agreed to sell, in its capacity as agent, certain inventory located at the Debtors’ stores, certain inventory subject to open purchase orders, as well as certain furnishings and equipment located at the stores, (b) Aero Operations LLC (a wholly-owned subsidiary of OpCo LLC to which OpCo LLC assigned certain of its rights under the Asset Purchase Agreement) obtained the right to acquire leases for certain of the Sellers’ stores in connection with designation rights described below, (c) IPCO (to which OpCo LLC assigned certain of its rights under the Asset Purchase Agreement) acquired certain intellectual property of the Sellers, and (d) OpCo LLC acquired the balance of the assets to be acquired under the Asset Purchase Agreement, including the leases for those stores assigned and assumed at closing. The parties consummated the Sale Transactions on September 15, 2016.

Under the Asset Purchase Agreement, subject to certain limited exceptions, until the earlier of (i) the confirmation of a plan of reorganization or liquidation in the Chapter 11 Cases (the “Chapter 11 Plan”) and (ii) November 30, 2016, OpCo LLC will have the right to designate additional contracts and leases of the Sellers for assignment and assumption (to the extent not previously rejected).

In connection with the closing of the Sale Transactions, the Company entered into a transition services agreement with OpCo LLC, pursuant to which OpCo LLC will provide the Company with certain services, at cost, in connection with the wind-down of the Company’s business operations. The Company also entered into a transferred employee agreement with OpCo LLC, pursuant to which the Company’s employees will be seconded to OpCo LLC for a period of time following the closing. No later than January 1, 2017 and subject to certain exceptions, any remaining store employees and any non-store employees who have been offered and accept employment with OpCo LLC will become employees of OpCo LLC.

Further information on the terms of the DIP Facility is included below under “Liquidity and Capital Resources.”

Financial Performance and Liquidity

Amongst other things, declining mall traffic due to a shift in customer demand away from apparel to technology and personal experiences, a highly promotional and competitive retail environment and a change in our customers' taste and preference have contributed to unfavorable financial performance. We experienced declining comparable store sales and incurred net losses from operations. This led to cash outflows from operations of $68.5 million in fiscal 2015, $55.7 million and in fiscal 2014.

Over the last several years, we took numerous steps to enhance our liquidity position, including, among other things, effectuating our plan to reduce costs and close under-performing Aéropostale stores in the United States and Canada and to restructure the P.S. from Aéropostale business, focusing on merchandising and operational initiatives described throughout this Report, and taking various other strategic actions directed toward improving our profitability and liquidity.

Following a strategic business review in the fourth quarter of 2015, we instituted an aggressive cost reduction program targeting both direct and indirect spending across the organization ("2015 Cost Reduction Program").  The Company expected this program to generate approximately $35.0 million to $40.0 million in annualized pre-tax savings which was expected to be fully achieved in fiscal 2016. As part of this program, we have reduced our corporate headcount by approximately 100 positions, or 13%, at the end of fiscal 2015. In fiscal 2014, we reduced our corporate headcount by 100 open or occupied corporate positions ("2014 Cost Reduction Program").

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

Unless otherwise authorized by the Bankruptcy Court, the Bankruptcy Code prohibits us from making payments to creditors on account of pre-petition claims. On September 13, 2016, we consummated the Sale Transactions and the DIP Facility was repaid in full using the proceeds therefrom. See Note 1 to the Consolidated Financial Statements.

Aéropostale Common Stock

On April 21, 2016, the Company was notified that the NYSE had suspended trading in our common stock, effective immediately, and had commenced proceedings to de-list the stock from the NYSE pursuant to Section 802.01D of the NYSE’s Listed Company Manual due to an “abnormally low” trading price. From April 22, 2016 through May 4, 2016, the Company’s common stock was traded on the OTCQX® Best Market, which is operated by OTC Markets Group, Inc., under the symbol “AROP.” In connection with the Chapter 11 Cases, as of May 5, 2016, the Company’s common equity was transferred to the Pink market, operated by OTC Markets Group, Inc., under the symbol "AROPQ."

We expect that, upon effectiveness of the Chapter 11 Plan, all equity of the Company will be cancelled without any distribution thereon.

Sourcing Arrangements

During May 2014, we entered into a non-exclusive sourcing agreement with MGF Sourcing US, LLC, an affiliate of Sycamore Partners (the “Sourcing Agreement”), which included $150.0 million in secured credit facilities (see Note 4 to the Consolidated Financial Statements). As discussed above, in March 2016, we announced that the Company was engaged in a dispute with MGF Sourcing relating to the Sourcing Agreement. On May 11, 2016, the Company reached an agreement in principle with MGF Sourcing to resolve the dispute, which was approved by the Bankruptcy Court. Under the terms of this agreement, outstanding purchase orders will be fulfilled under revised terms and no further purchase orders will be written. Upon fulfillment of open purchase orders and payment of post-bankruptcy petition invoices, the agreement shall terminate. On July 22, 2016, the Company filed a motion with the Bankruptcy Court seeking an order determining that (i) affiliates of Sycamore Partners are not entitled to credit bid their claims arising under the Loan Agreement in a sale of the Company’s assets, (ii) equitably subordinating such claims, and (iii) re-characterizing certain claims under the Loan Agreement. The Bankruptcy Court held a trial from August 15, 2016 to August 23, 2016 and on August 26, 2016, entered a decision denying the relief requested in the motion. See Notes 4 and 19 to the Consolidated Financial Statements.

On February 2, 2015, we revised and renewed a master sourcing agreement (the “Supplier Agreement”) with another one of our suppliers. On April 19, 2016, we amended and restated the Supplier Agreement. This amendment decreased the annual purchase commitment and removed the opportunity to receive an additional purchase discount. Under the ten-year agreement, we received an advance volume purchase discount equivalent to approximately $1.75 million per annum throughout the life of the Supplier Agreement as commitment of meeting certain minimum thresholds. See Note 3 to the Consolidated Financial Statements.

Merchandising and Operational Initiatives

During the period ended July 30, 2016, we continued to implement the following merchandising and operational initiatives:

•
Redefining our merchandising model to emphasize updated classic merchandise enhanced with contemporary additions that we believe will result in an exciting and unique total store assortment and presentation.

•
Dividing our store base into two chains, the Factory Chain and the Mall Chain, to better serve our core customers and differentiating the product assortments between Factory Chain exclusives and Mall Chain exclusives, suited specifically to the customer preferences we had identified.

•	Refining the manner in which we promote merchandise and our use of in-store marketing, tailoring the messages for each customer group of the two store chains.

•	Becoming more targeted in our patterns of merchandise allocation and distribution, allocating merchandise based on our Factory and Mall Chain strategy rather than universally allocating product.

•	Focusing on the growth of our international licensing business.

Results of Operations

The following table sets forth our results of operations as a percentage of net sales. We also use this information to evaluate the performance of our business:

	13 weeks ended		26 weeks ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	29.8%	17.8%	22.6%	18.2%
Selling, general and administrative expenses	25.4%	31.2%	27.6%	31.2%
Restructuring charge (benefit)	—%	(1.9)%	—%	(0.9)%
Loss from operations	4.4%	(11.5)%	(5.0)%	(12.1)%
Interest expense	1.3%	0.9%	1.3%	0.9%
Reorganization items, net	7.2%	—%	5.0%	—%
Loss before income taxes	3.1%	(12.4)%	(6.3)%	(13.0)%
Income tax (benefit) expense	7.0%	1.0%	5.2%	0.8%
Net loss	(3.9)%	(13.4)%	(11.5)%	(13.8)%

Key Performance Indicators

We use a number of key indicators of financial condition and operating performance to evaluate the performance of our business, some of which are set forth in the following table. Comparable changes for the quarter ended July 30, 2016 are compared to the quarter ended August 1, 2015.

	13 weeks ended		26 weeks ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net sales (in millions)	$320.9	$326.9	$619.5	$645.5
Retail stores and e-commerce net sales	$313.6	$316.7	604.4	627.6
International licensing revenue	$7.2	$10.2	15.1	17.9
Total store count at end of period	652	826	652	826
Comparable store count at end of period	645	805	645	805
Net sales change	(2)%	(17)%	(4)%	(18)%
Comparable sales change (including the e-commerce channel)	—%	(8)%	(2)%	(9)%
Comparable average unit retail change (including the e-commerce channel)	—%	(7)%	(3)%	(4)%
Comparable units per sales transaction change (including the e-commerce channel)	3%	—%	3%	(2)%
Comparable sales transaction change (including the e-commerce channel)	(3)%	(1)%	(2)%	(4)%
Net sales per average square foot	$97	$88	$180	$172
Gross profit (in millions)	$95.8	58.3	$139.9	$117.5
Income (Loss) from operations (in millions)	$14.1	$(37.4)	$(31.0)	$(77.9)
Retail stores and e-commerce income (loss) from operations	$8.9	$(47.8)	$(27.8)	$(93.6)
International licensing income from operations	$6.4	$9.2	$13.0	$15.8
Other [1]	$(1.2)	$1.2	$(16.1)	$(0.1)
Diluted loss per share	$(0.16)	$(0.55)	$(0.88)	$(1.12)
Average square footage change	(20)%	(20)%	(20)%	(19)%
Change in total inventory	3%	(20)%	3%	(20)%
Change in store inventory per retail square foot	29%	—%	29%	—%
Percentages of net sales by category:
Young Women’s	64%	65%	65%	66%
Young Men’s	36%	35%	35%	34%

1 Other items include income (charges) that are not included in the segment income (loss) from operations reviewed by the Company’s chief operating decision maker, our Chief Executive Officer. See Note 18 to the Notes to the Unaudited Condensed Consolidated Financial Statements for a further discussion.

Comparison of the 13 weeks ended July 30, 2016 to the 13 weeks ended August 1, 2015

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

Net sales decreased by $6.0 million, or 2%, for the second quarter of 2016. This was due to a decline in average square footage of 20% resulting from store closures, offset, in part, by slightly positive comparable sales compared to the same period last year. The net sales decrease reflects:

•	an increase of $0.5 million in comparable sales (including the e-commerce channel)

•	a decrease of $3.5 million in non-comparable sales

•	a decrease of $2.9 million in international licensing revenue

Consolidated comparable sales, including the e-commerce channel, increased by 3% in our young men's category and decreased by 1% in our young women's category. The overall comparable sales, including the e-commerce channel, reflected a flat average unit retail along with a 3% decrease in the number of sales transactions which was offset by a 3% increase in units per sales transaction.

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

Gross profit increased by $37.4 million for the second quarter of 2016 compared to the same period last year. The increase was due to a $17.0 million improvement comprised of an increase in net merchandise margins along with reduced occupancy and depreciation expenses. Additionally, the reversal of deferred allowances and rent liabilities related to the previously announced store closings netted a $19.0 million increase to gross profit. These increases were partially offset by asset impairment charges of $1.2 million related to the previously announced store closings. Gross profit for the second quarter of 2015 was unfavorably impacted by store closing costs of $2.6 million.

As a percentage of net sales, gross profit increased by 12.0 percentage points. Excluding the effect of the asset impairment charges and the net store closing liability reversal discussed above, gross profit for the second quarter of 2016 improved by 5.6 percentage points. The improvement compared to prior year was driven by an increase of 2.3 percentage points in net merchandise margin, leverage from reduced occupancy costs of 1.6 percentage points, and leverage from reduced depreciation costs of 1.1 percentage points.

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

SG&A decreased by $20.1 million, or by 20%, for the second quarter of 2016 compared to the second quarter of 2015. The decrease was primarily due to $5.1 million of lower corporate expenses, $7.9 million of lower marketing expenses, and $4.5 million of lower store expenses due to reduced store count. Additionally, SG&A for the second quarter of 2015 included $2.5 million in non-recurring consulting costs.

As a percentage of net sales, SG&A was 25.4% for the second quarter of 2016 compared to 31.2% the same period last year.

Restructuring Charges

There were no restructuring charges for the second quarter of 2016 compared to the benefit of $6.1 million for the second quarter of 2015. The restructuring benefit for the second quarter of 2015 was due to reversals of exit cost obligation liabilities resulting from subsequent lease terminations.

Income (Loss) from Operations

As a result of the above, consolidated income from operations was $14.1 million for the second quarter of 2016, compared to a loss of $37.4 million for the second quarter of 2015. The consolidated income from operations included income from our international licensing segment of $6.4 million for the second quarter of 2016 compared to $9.2 million for the prior period.

Reorganization Items, Net

Reorganization items, net include expenses, gains and losses directly related to the Debtors’ reorganization proceedings. These costs total $23.2 million for the second quarter of 2016. See table presented in Note 1 to the Consolidated Financial Statements for details of the reorganization items.

Income taxes

We recorded a tax benefit of $.5 million for the second quarter of 2016 and a tax expense of $3.4 million for the second quarter of 2015.

Net loss

As a result of the above, net loss was $12.7 million, or $0.16 per diluted share, for the second quarter of 2016, compared to net loss of $43.7 million, or $0.55 per diluted share, for the second quarter of 2015.

Comparison of the 26 weeks ended July 30, 2016 to the 26 weeks ended August 1, 2015

Net Sales

Net sales decreased by $26.0 million, or 4%, for the first twenty-six weeks of 2016. This was due to a decline in average square footage of 20% resulting from store closures and a comparable sales decrease of 2% when compared to the same period last year. The net sales decrease reflects:

• a decrease of $10.6 million in comparable sales (including the e-commerce channel)
• a decrease of $12.6 million in non-comparable sales
• a decrease of $2.8 million in international licensing revenue

Consolidated comparable sales, including the e-commerce channel, increased by 1% in our young men's category and decreased 2% in our young women's category. The overall comparable sales, including the e-commerce channel, reflected decreases of 2% in the number of sales transactions and 3% in average unit retail, were partially offset by an increase of 3% in units per sales transaction.

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

Gross profit increased by $22.5 million for the first twenty-six weeks of 2016 compared to the same period last year. The increase was due to a $14.7 million improvement comprised of an increase in net merchandise margins along with reduced occupancy and depreciation expense. Additionally, the reversal of deferred allowances and rent liabilities related to the previously announced store closings netted a $19.0 million increase to gross profit. These increases were partially offset by asset impairment charges of $16.1 million related to the store closings. Gross profit for the first twenty-six weeks of 2015 was unfavorably impacted by store closing related costs of $4.9 million.

Gross profit increased by 4 percentage points for the first twenty-six weeks of 2016 compared to the same period last year. The increase from last year was primarily driven by a 1.3 percentage point increase in net merchandise margin, leverage from reduced occupancy costs of 0.5 percentage points, and leverage from reduced depreciation costs of 0.9 percentage points.

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

SG&A decreased by $30.5 million for the first twenty-six weeks of fiscal 2016 compared to the first twenty-six weeks of fiscal 2015. The decrease was primarily due to $5.4 million of lower store-line expenses resulting from store closings and cost savings initiatives, lower corporate expenses of $12.1 million, lower marketing expenses of $10.6 million.

As a percentage of net sales, SG&A was 27.6% for the first twenty-six weeks of fiscal 2016 compared to 31.2% for the same period last year. The decrease in SG&A, as a percentage of sales, was due primarily to the leverage impact of reduced corporate and marketing expenses.

Restructuring Charges

There were no restructuring charges related to the cost reduction program discussed above for the first twenty-six weeks of fiscal 2016 compared to a benefit of $6.0 million the first twenty-six weeks of fiscal 2015. The restructuring benefit for the first twenty-six weeks of fiscal 2016 is due to reversals of exit cost obligation liabilities resulting from subsequent lease terminations.

Loss from Operations

As a result of the above, consolidated loss from operations was $71.1 million for the first twenty-six weeks of fiscal 2016, compared to $88.9 million for the first twenty-six weeks of fiscal 2015. The consolidated loss from operations included income from operations from our international licensing segment of $13.0 million for the first twenty-six weeks of fiscal 2016 compared with $15.8 million for the first twenty-six weeks of fiscal 2015. In addition, consolidated loss from operations included net restructuring and other charges of $6.0 million for the first twenty-six weeks of fiscal 2015.

Income taxes

We recorded tax expense at a rate of 1.5% for the first twenty-six weeks of fiscal 2016 versus 5.7% for the first twenty-six weeks of fiscal 2015. The tax rate differential was due to certain discrete tax items recorded in 2015.

Net loss

Net loss was $71.1 million, or $0.88 per diluted share, for the first twenty-six weeks of fiscal 2016, compared to net loss of $88.9 million, or $1.12 per diluted share, for the first twenty-six weeks of fiscal 2015.

Liquidity and Capital Resources

Our cash requirements have historically been primarily for working capital, remodeling or updating existing stores, the improvement or enhancement of our information technology systems and the construction of a limited number of new stores. Due to the seasonality of our business, we have historically realized a significant portion of our cash flows from operations during the second half of the year.

Amongst other things, declining mall traffic due to a shift in customer demand away from apparel to technology and personal experiences, a highly promotional and competitive retail environment and a change in our customers' taste and preference has contributed to unfavorable financial performance. We have incurred declining comparable sales and net losses from operations. This led to cash outflows from operations of $68.5 million in fiscal 2015 and $55.7 million in fiscal 2014. As a result, over the past years, we took the following steps to enhance our liquidity position, reduce costs and increase sales:

•
In connection with the Chapter 11 Filings, on May 4, 2016, the Company announced the closure of 113 U.S. locations, as well as all 41 stores in Canada. These store closures were substantially completed during the second quarter of fiscal 2016.

•
During the second quarter of fiscal 2016, in order to align the size and composition of the Company’s workforce with its expected future operating and capital plans, the Company reduced its workforce by 121 open or occupied full-time corporate positions, representing approximately 19% of the employees in the Company’s corporate staff.

•
The Company instituted the 2015 Cost Reduction Program.  The Company expected this program to generate approximately $35.0 million to $40.0 million in annualized pre-tax savings which was expected to be fully achieved in fiscal 2016. As part of its cost reduction program, Aéropostale has reduced corporate headcount by approximately 100 positions, or 13%, by the end of fiscal 2015. This is in addition to the corporate headcount reduction of 100 open or occupied corporate positions effectuated in connection with the 2014 Cost Reduction Program.

•	In August 2015, we amended our Credit Facility to increase borrowing availability and extend the maturity date, among other things (see Note 13 to the Consolidated Financial Statements).

•	In February 2015, we received an advance volume purchase discount of $17.5 million from a supplier (see Note 3 to the Consolidated Financial Statements for a further discussion).

•	As part of our plan to restructure the P.S. from Aéropostale business and to reduce costs, we closed 126 P.S. from Aéropostale stores in fiscal 2014, primarily in mall locations.

•	We also closed 171 under-performing Aéropostale stores in the United States and Canada during fiscal 2014 and 2015.

•
During fiscal 2015, we reduced our capital expenditures to $15.7 million from $23.8 million in fiscal 2014, and reduced capital expenditures to $3.2 million during the twenty-six weeks ended July 30, 2016.

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

On May 25, 2016, the parties to the DIP Facility entered into the First Amendment to the Secured Superpriority Debtor-in-Possession Loan, Security and Guaranty Agreement pursuant to which the DIP Facility was amended to, among other things, extend the dates by which a final order approving the DIP Facility and an order extending the date by which the Company must assume or reject leases must be entered into the docket by the Bankruptcy Court. Also on May 25, 2016, the parties to the DIP Facility entered into the Second Amendment to the Secured Superpriority Debtor-in-Possession Loan, Security and Guaranty Agreement (pursuant to which the lenders provided their consent for entry by the Company into an agreement to settle the previously disclosed dispute with MGF Sourcing US, LLC, subject to certain conditions described therein).

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

At July 30, 2016, we had cash and cash equivalents of $25.4 million, and the DIP Facility revolving credit facility had availability of $52.0 million with $108.0 million in borrowings outstanding.

On September 13, 2016, the Bankruptcy Court entered orders (“Orders”) approving (i) an Asset Purchase Agreement (the “Asset Purchase Agreement”), dated as of September 12, 2016, by and among the Company, the other direct and indirect subsidiaries of the

Company signatory thereto (together with the Company, the “Sellers”), and Aero OpCo LLC (“OpCo LLC”). OpCo LLC, together with ABG-Aero IPCO, LLC (“IPCO”) were formed by a consortium comprised of Authentic Brands Group, Simon Property Group, General Growth Properties, Hilco Merchant Resources (“Hilco”) and Gordon Brothers Retail Partners (“Gordon Brothers”, and together with Hilco, the “Agent”), and (ii) an Agency Agreement (the “Agency Agreement”), dated as of September 12, 2016, by and among the Sellers, OpCo LLC, and the Agent (the transactions contemplated by the Asset Purchase Agreement and Agency Agreement, collectively, the “Sale Transactions”). The parties consummated the Transactions on September 15, 2016. On September 15, 2016, the DIP was repaid using the proceeds from the Sale Transactions (as described below).

Under the Asset Purchase Agreement, subject to certain limited exceptions, until the earlier of (i) the confirmation of a plan of reorganization or liquidation in the Chapter 11 Cases and (ii) November 30, 2016, OpCo LLC will have the right to designate additional contracts and leases of the Sellers for assignment and assumption (to the extent not previously rejected).

In connection with the closing of the Sale Transactions, the Company entered into a transition services agreement with OpCo LLC, pursuant to which OpCo LLC will provide the Company with certain services, at cost, in connection with the wind-down of the Company’s business operations. The Company also entered into a transferred employee agreement with OpCo LLC, pursuant to which the Company’s employees will be seconded to OpCo LLC for a period of time following the closing. No later than January 1, 2017 and subject to certain exceptions, any remaining store employees and any non-store employees who have been offered and accept employment with OpCo LLC will become employees of OpCo LLC.

The following table sets forth our cash flows for the period indicated:

	26 weeks ended
	July 30, 2016	August 1, 2015
	(In thousands)
Net cash used in operating activities	$(113,007)	$(56,003)
Net cash used in investing activities	(27,911)	(8,546)
Net cash (used in) provided by financing activities	101,136	(401)
Effect of exchange rate changes	125	(285)
Net decrease in cash and cash equivalents	$(39,657)	$(65,235)

Operating activities - Net cash used in operating activities increased by $42.7 million for the first twenty-six weeks of fiscal 2016 compared to the same period in 2015. Net cash used in operations for the first quarter of 2015 included the previously discussed advance volume purchase discount. Cash used for accounts payable increased primarily due to accelerated payment terms for certain critical merchandise vendors.

Investing activities - Investments in capital expenditures are principally for the construction of new stores, remodeling of existing stores and investments in information technology. Our future capital requirements will depend primarily on the number of new stores we open, the number of existing stores we remodel and other strategic investments. During fiscal 2016, we plan to invest not more than $9.0 million in capital expenditures. Net cash used in investing activities increased by $19.4 million for the first twenty-six weeks of fiscal 2016 compared to the same period in 2015. During the first twenty-six weeks of fiscal 2016, we funded $24.7 million in restricted cash primarily related to professional fees associated with the Chapter 11 Cases. Additionally, we invested $3.2 million in capital expenditures, which excludes accruals related to purchases of property and equipment. During the first twenty-six weeks of fiscal 2016, we remodeled 7 Aéropostale stores. During the first twenty-six weeks of fiscal 2015, we invested $8.5 million in capital expenditures, primarily to open one Aéropostale store and remodel 6 Aéropostale stores.

Financing activities - Net cash used in financing activities for the first quarter of 2016 increased via net borrowings of $108.0 million to fund operations.

Transaction with Affiliates of Sycamore Partners

On May 23, 2014, we entered into (i) a Loan and Security Agreement (the "Loan Agreement") with affiliates of Sycamore Partners, (ii) a Stock Purchase Agreement (the "Stock Purchase Agreement") with Aero Investors LLC, an affiliate of Sycamore Partners for the purchase of 1,000 shares of Series B Convertible Preferred Stock of the Company, $0.01 par value (the "Series B Preferred Stock") and (iii) an Investor Rights Agreement with Sycamore Partners (collectively "Sycamore Transactions"). See Notes 3 and 4 to the Consolidated Financial Statements for a further discussion.

Sycamore Partners was considered a related party due to the agreements with its affiliates described above combined with its ownership interest in us. As of May 23,2014 and December 31,2015, Lemur LLC, an affiliate of Sycamore Partners, owned approximately 8% of our outstanding common stock. As of February 9, 2016, Lemur LLC ceased to be the beneficial owner of more than five percent of the Company's common stock.

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

Please see Note 4 to the Consolidated Financial Statements for a further discussion.

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

The Chapter 11 Filings triggered an event of default and an automatic acceleration of our loans under the Credit Facility. On May 9, 2016, we repaid the $73.4 million outstanding, using the funds available under our DIP Facility, and terminated the Credit Facility. We also cash collateralized the standby letter of credit, which currently remains outstanding.

Please see Note 13 to the Consolidated Financial Statements for a further discussion.

Contractual Obligations

The following table summarizes our contractual obligations as of July 30, 2016:

		Payments Due
	Total	Balance of 2016	In 2017 and 2018	In 2019 and 2020	After 2020
	(In thousands)
Contractual Obligations
Real estate operating leases	$389,639	$50,246	$141,915	$103,111	$94,367
Sycamore Tranche A Loan principal [1]	101,250	—	—	101,250	—
Sycamore Tranche B Loan principal [2]	50,000	10,000	10,000	10,000	20,000
Sycamore Tranche A Loan interest	31,861	7,500	20,000	4,361	—
Employment agreement [3]	1,500	750	750	—	—
Equipment operating leases	4,692	1,440	3,252	—	—
Total contractual obligations	$578,942	$69,936	$175,917	$218,722	$114,367

1 All debt related to Sycamore has been classified as Liabilities Subject to Compromise on the Balance Sheet as of July 30, 2016. See Note 1 for additional information. Tranche A Loan principal include $1.3 million in PIK interest.

2 Although interest is imputed on the Tranche B Loan and recorded as interest expense, the Tranche B Loan does not require any contractual interest payments. The Tranche B Loan was scheduled to be paid off in equal annual installments of 10% per annum. The Tranche B Loan is scheduled to mature on the earlier of (a) the tenth anniversary of the end of the Start-Up Period (as such term is defined in the Sourcing Agreement) and (b) the expiration or termination of the Sourcing Agreement. Under the Sourcing Agreement, beginning in 2016 an affiliate of Sycamore Partners was required to pay to us an annual rebate equal to a fixed amount multiplied by the percentage of annual purchases made by us (including purchases deemed to be made by virtue of payment of the shortfall commission) relative to the Minimum Volume Commitment that would have been applied towards the payment of the required amortization on the Tranche B Loan. The Minimum Volume Commitment was between $240.0 million and $280.0 million per annum depending on the year. If we had failed to purchase the applicable Minimum Volume Commitment in any given year, we would have paid a shortfall commission to an affiliate of Sycamore Partners, based on a scaled percentage of the applicable Minimum Volume Commitment shortfall during the applicable period. The Sourcing Agreement also provided for certain carryover credits if we purchased a volume of product above the Minimum Volume Commitment during the applicable Minimum Volume Commitment Period. The Minimum Volume Commitment is not included in the above table. Additionally, no potential rebates or shortfall commissions are included in the above table. In March 2016, we announced that the Company was engaged in a dispute with MGF Sourcing relating to the Sourcing Agreement. On May 11, 2016, the Company reached an agreement with MGF Sourcing to resolve the dispute which has been approved by the Bankruptcy Court. Under the terms of this agreement, outstanding purchase orders will be fulfilled under revised terms and no further purchase orders will be written. Upon fulfillment of open purchase orders and payment of post-bankruptcy petition invoices, the agreement shall terminate. See Note 4 to the Consolidated Financial Statements for a further discussion.

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

As discussed in Note 14 to the Notes to the Unaudited Condensed Consolidated Financial Statements, we have a SERP liability of $1.2 million and other retirement plan liabilities of $4.8 million at July 30, 2016.  Such liability amounts are not reflected in the table above. The Bankruptcy Code may restrict payments of such liabilities.

Our total liabilities for unrecognized tax benefits were $6.9 million at July 30, 2016. Of this amount, $4.8 million was recorded as a direct reduction of the related deferred tax assets.  We cannot make a reasonable estimate of the amount and timing of related future payments for these non-current liabilities. Therefore these liabilities were not included in the above table.

In 2012, Bank of America, N.A. issued a stand-by letter of credit under the Credit Facility. On May 9, 2016, we cash collateralized the standby letter of credit, which currently remains outstanding. We do not have any other stand-by or commercial letters of credit as of July 30, 2016.

The above table also does not include contingent bonus compensation agreements with certain of our employees. The bonuses become payable if the individual is employed by us on the future payment date. The amount of conditional bonuses that may be paid is $0.1 million during fiscal 2016 and $1.1 million during fiscal 2017.

The above table does not reflect contingent purchase consideration related to the fiscal 2012 acquisition of GoJane that is discussed in Note 6 to the Notes to the Unaudited Condensed Consolidated Financial Statements. The purchase price includes contingent cash payments of up to an aggregate of $8.0 million if certain financial metrics are achieved by the GoJane business during the five year period beginning on the acquisition date. The fair value of the contingent payments as of July 30, 2016 was estimated to be $0.7 million based on expected probability of payment and we have recorded such liability on a discounted basis. In addition, we granted restricted shares to the two individual former stockholders of GoJane, with compensation expense recognized over the three year cliff vesting period. If the aggregate dollar value of the restricted shares on the vesting date is less than $8.0 million, then we shall pay to the two individual former stockholders an amount in cash equal to the difference between $8.0 million and the fair market value of the restricted shares on the vesting date. The balance due of $7.6 million that was recorded as of January 30, 2016 was paid during the first quarter of 2016. There are no further amounts due related to these restricted shares.

On February 2, 2015, we revised and renewed a Supplier Agreement with one of our suppliers, which was further amended on April 19, 2016. Under the agreement, we have a ten-year commitment. We have not recorded any shortfall payments or included any in the table above (see Note 3 to the Consolidated Financial Statements for a further discussion). In connection with the Chapter 11 Cases and pursuant to the Asset Purchase Agreement, until the earlier of the confirmation of a Chapter 11 Plan or November 30, 2016, OpCo LLC has the right to direct the Company to either assume or reject the Supplier Agreement. If assumed, OpCo LLC will be required to pay any cure costs related to such assumption.

The above table does not include a product license agreement that obligates us to pay the licensor at least the guaranteed minimum royalty amount based on sales of their products.

We have not issued any third party guarantees or commercial commitments as of July 30, 2016.

Off-Balance Sheet Arrangements

Other than operating lease commitments set forth in the table above, and an immaterial outstanding letter of credit, we are not party to any material off-balance sheet financing arrangements.  We have not created, and are not party to, any special-purpose or off-balance sheet entities for the purpose of raising capital, incurring debt or operating our business.  We do not have any arrangements or relationships with entities that are not consolidated into the unaudited condensed consolidated financial statements that are reasonably likely to materially affect our liquidity or the availability of capital resources.  As of July 30, 2016, we have not issued any letters of credit for the purchase of merchandise inventory or any capital expenditures.

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

As of July 30, 2016, there have been no material changes to any of the critical accounting policies as disclosed in our Annual
Report on Form 10-K for the fiscal year ended January 30, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain our cash equivalents in financial instruments, primarily money market funds, with original maturities of three months or less.

Unrealized foreign currency gains and losses, resulting from the translation of our Canadian subsidiary financial statements into our U.S. dollar reporting currency, are reflected in the equity section of our unaudited condensed consolidated balance sheet in accumulated other comprehensive income (loss). The unrealized gain of approximately $2.6 million is included in accumulated other comprehensive loss as of July 30, 2016. A 10% movement in quoted foreign currency exchange rates could result in a fair value translation fluctuation of approximately $0.1 million, which would be recorded in other comprehensive income (loss) as an unrealized gain or loss.

We also faced transactional currency exposures relating to merchandise that our Canadian subsidiary purchases using U.S. dollars.  These foreign currency transaction gains and losses were charged or credited to earnings as incurred. We did not hedge our exposure to this currency exchange fluctuation and transaction gains and losses to date have not been significant. During the second quarter of fiscal 2016 we closed all locations of our Canadian subsidiary and ceased operations. Additionally, our international licensees also may be exposed to foreign currency transaction gains and losses.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures: Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that as of the end of our second quarter ended July 30, 2016, our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting: During our second fiscal quarter, there have been no changes in our internal controls over our financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over our financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

For a description of our legal proceedings, please see the description set forth in the “Legal Proceedings” section in Note 16 to the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

10.5
Fourth Amendment to the Secured Superpriority Debtor-in-Possession Loan, Security and Guaranty Agreement, dated as of July 1, 2016 (incorporated by reference to Current Report on Form 8-K filed with the SEC on July 7, 2016).

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

Dated: October 21, 2016

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

10.5
Fourth Amendment to the Secured Superpriority Debtor-in-Possession Loan, Security and Guaranty Agreement, dated as of July 1, 2016 (incorporated by reference to Current Report on Form 8-K filed with the SEC on July 7, 2016).

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